Form 10-Q
period 2005-09-30
MATHSTAR INC
filed 2005-11-22
CIK 1118037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-51560

MathStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1881957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5900 Green Oak Drive, Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

(952) 746-2200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at November 16, 2005

Common stock, $0.01 par value	15,745,535

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets as of December 31, 2004 and September 30, 2005	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2005 and Cumulative for the period from Inception (April 14, 1997) through September 30, 2005	2
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2005 and Cumulative for the period from Inception (April 14, 1997) through September 30, 2005	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14

PART II OTHER INFORMATION		16
Item 1.	Legal Proceedings	16
Item 2.	Unregisterd Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

MathStar, Inc.

(A development stage company)

Condensed Balance Sheets

(Unaudited)

	December 31,	September 30,
	2004	2005
	(in thousands,
	except per share
	amounts)
Assets
Current assets
Cash and cash equivalents	$4,132	$298
Accounts receivable	29	88
Prepaid expenses and other current assets	230	1,022
Total current assets	4,391	1,408
Property and equipment, net	109	60
Other assets	4	15
Total assets	$4,504	$1,483

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$251	$1,079
Accrued expenses	236	552
Convertible notes payable	—	3,120
Total liabilities	487	4,751
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 11,140 and 11,236 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	111	113
Additional paid-in capital	68,465	72,861
Deficit accumulated during the development stage	(64,559)	(76,242)
Total stockholders’ equity (deficit)	4,017	(3,268)
Total liabilities and stockholders’ equity	$4,504	$1,483

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Condensed Statements of Operations

(Unaudited)

					Cumulative
					for the Period
					from Inception
					(April 14, 1997)
	Three Months Ended September 30,		Nine Months Ended September 30,		Through September 30,
	2004	2005	2004	2005	2005
	(in thousands, except per share amounts)
Revenue	$100	$15	$100	$55	$801
Cost of goods sold	45	45	15	68
Gross margin	55	15	55	40	733
Operating expenses:
Research and development	1,342	1,806	3,502	6,384	27,617
Selling, general and administrative	973	1,519	2,796	3,977	17,193
	2,315	3,325	6,298	10,361	44,810
Operating loss	(2,260)	(3,290)	(6,243)	(10,321)	(44,077)
Interest income	14	7	47	7	1,087
Interest expense	—	(900)	—	(1,369)	(1,369)
Other income, net	—	—	—	—	17
Net loss from continuing operations	(2,246)	(4,203)	(6,196)	(11,683)	(44,368)
Loss from discontinued operations	—	—	—	—	(31,874)
Net loss	$(2,246)	$(4,203)	$(6,196)	$(11,683)	$(76,242)

Basic and diluted net loss per share	$(0.24)	$(0.37)	$(0.69)	$(1.04)	—
Weighted average basic and diluted shares outstanding	9,469	11,233	8,968	11,195	—

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative
			for the Period
			from Inception
			(April 14, 1997)
	Nine Months Ended		Through
	September 30,		September 30,
	2004	2005	2005
	(in thousands)
Cash flows from operating activities
Net loss	$(6,196)	$(11,683)	$(76,242)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation	137	49	1,509
Amortization of convertible notes discount - beneficial conversion feature and value of warrants issued with notes	—	1,061	1,061
Amortization of discount on held-to-maturity securities	—		(233)
Acquired in-process research and development	—		4,300
Stock-based compensation	—	546	1,610
Goodwill impairment	—	—	13,306
Change in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(13)	(60)	56
Prepaid expenses and other assets	144	(803)	(898)
Accounts payable	19	828	931
Accrued expenses	(576)	505	719
Net cash used in operating activities	(6,485)	(9,557)	(53,882)
Cash flows from investing activities
Cash used in acquisition, net of cash acquired	—	—	(791)
Purchase of property and equipment	—	—	(1,408)
Proceeds from sale of discontinued operations	—	—	1,752
Purchases of held-to-maturity securities	—	—	(10,000)
Sales of held-to-maturity securities	—	—	10,233
Net cash used in investing activities	—	—	(214)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	7,533	—	41,414
Proceeds from issuance of convertible notes	—	5,500	5,500
Proceeds from issuance of warrants to purchase common stock, net of offering costs	536	—	5,304
Proceeds from exercise of warrants	—	223	2,896
Collection of subscription receivable	—	—	27
Proceeds from exercise of stock options	—	—	1
Principal payments on notes receivable from stockholders	—	—	245
Principal payments on notes payable to stockholders	—	—	(250)
Repurchase of common stock	—	—	(257)
Payments on capital lease obligations	—	—	(486)
Net cash provided by financing activities	8,069	5,723	54,394
Net (decrease) increase in cash and cash equivalents	1,584	(3,834)	298
Cash and cash equivalents
Beginning of period	2,805	4,132	-0-
End of period	$4,389	$298	—

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Notes to Financial Statements

(in thousands, except share and per share amounts)

1.                                      Basis of Presentation and Going Concern

The accompanying interim condensed financial statements of MathStar, Inc. (“MathStar” or the “Company”) have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Registration Statement on Form S-1, as amended, which was declared effective on October 26, 2005.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The interim financial information is unaudited, but it reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  The interim financial results are not necessarily indicative of results to be expected in future interim or annual periods.  The interim financial statements should be read in conjunction with the financial statements in the Company’s Registration Statement on Form S-1, as amended, which was declared effective on October 26, 2005.

The Company was incorporated as a Minnesota corporation in April 1997 and reincorporated under Delaware law in June 2005.  Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruitment of management and technical staff, acquiring operating assets and raising capital.  The Company has generated only nominal revenues from the sale of development kits that support customer development of applications for one of the Company’s products, the sale of product prototypes and contractual research and development services.  Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception.  The Company expects to incur additional losses at least through 2005.

On November 1, 2005, the Company closed on its initial public offering of 4,000,000 shares of its common stock at $6.00 per share, resulting in net proceeds to the Company of approximately $22,100.

2.             New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, Inventory Cost.  SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage.  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.”  SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 will be effective for the Company in the first quarter of 2006, which begins January 1, 2006.  The Company does not expect adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R revised SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”).  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations based upon the grant-date fair value of those instruments.  The revised statement is effective for the Company in the first quarter of 2006 which begins on January 1, 2006.  The Company expects that adoption of SFAS No. 123R will result in additional charges to operations beginning in 2006.  However, the Company has not yet determined the amount of such charges.

Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption alternatives.  The Company expects to apply the prospective adoption method.  Because the Company has historically followed the “minimum value” method permitted by SFAS No. 123, the prospective method will require the Company to record compensation expense only for options issued after adoption of SFAS No. 123R.

3.             Stock-Based Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The Company accounts for stock-based compensation to nonemployees using the fair value method prescribed by SFAS No. 123.  Compensation cost for stock options granted to nonemployees is measured based on the fair value of the option at the date of grant, with the unvested portion revalued at each balance sheet date.  Compensation costs, if any, are amortized over the underlying option vesting terms.

Restricted Stock

In 2004, the Company issued 83,570 shares of restricted stock to certain employees of the Company.  During the nine months ended September 30, 2005, the Company issued 408,335 shares of restricted stock to certain employees.  The restricted stock terms provided for vesting upon either a change of control (as defined by the restricted stock agreement) of the Company or an initial public offering of the Company’s common stock.  Notwithstanding the foregoing, the Company had the power to delay the vesting of the restricted stock up to one year after a change in control or an initial public offering of the Company’s common stock.  During the quarter ended September 30, 2005, the Company’s Board of Directors elected to delay vesting of all shares of restricted stock until one year after the effectiveness of the Company’s registration statement (which occurred on October 26, 2005).  In accordance with APB 25, the Company will record compensation expense of up to $2,740 related to these restricted shares over a one-year vesting period of these shares, beginning on the November 1, 2005 closing date of the Company’s initial public offering.

The following table presents the pro forma effect on net loss if the Company had applied the fair value recognition provisions for SFAS No. 123 (minimum value method) to stock-based employee compensation:

					Cumulative
					for the Period
					from Inception
					(April 14, 1997)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2004	2005	2004	2005	2005

Net loss as reported	$(2,246)	$(4,203)	$(6,196)	$(11,683)	$(76,242)
Add: Total stock-based employee compensation expense included in net loss, as reported	—	(39)	—	138	1,009
Deduct: Total stock-based employee compensation expense determined under fair value based method for all employee awards	(43)	(212)	(131)	(569)	(2,354)
Pro forma net loss	$(2,289)	$(4,454)	$(6,327)	$(12,114)	$(77,587)
Basic and diluted loss per share:
As reported	$(0.24)	$(0.37)	$(0.69)	$(1.04)
Pro forma	$(0.24)	$(0.40)	$(0.71)	$(1.08)

For the purpose of determining fair values using the minimum value method for employee grants as prescribed by SFAS No. 123, the Company used the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

Expected option term	5 Years	5 Years	5 Years	5 Years
Expected volatility factor	0%	0%	0%	0%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.61%	4.04%	3.52%	3.93%

The Company used the Black-Scholes option pricing model with the minimum value method for measuring the fair value of options prior to completion of its initial public offering.  The minimum value method assumes no volatility in the application of the Black-Scholes model.  The Company will be required to include a volatility factor in determining the fair value of options granted after completion of its initial public offering.

4.             Selected Balance Sheet Information

The following presents prepaid expenses and other current assets:

	December 31,	September 30,
	2004	2005

Prepaid license fees	$205	$102
Prepaid insurance	25	16
Deferred convertible note fees and public offering costs	—	790
Prepaid rent	—	114
	$230	$1,022

The following presents property and equipment, net:

	December 31,	September 30,
	2004	2005

Computer equipment	$896	$896
Purchased software	425	425
Furniture and fixtures	165	165
	$1,486	$1,486
Less: Accumulated depreciation	(1,377)	(1,426)
Total property and equipment, net	$109	$60

Depreciation expense was $33 and $14 for the three months ended September 30, 2004 and 2005, respectively, $137 and $49 for the nine months ended September 30, 2004 and 2005, respectively and $1,509 cumulative for the period from inception (April 14, 1997) to September 30, 2005.

The following presents accrued expenses:

	December 31,	September 30,
	2004	2005

Accrued rent	$146	$158
Accrued interest	—	—
Accrued compensation	90	243
Other	—	151
Total accrued expenses	$236	$552

5.             Stockholders’ Equity

On November 1, 2005, the Company closed on its initial public offering of 4,000,000 shares of its common stock at $6.00 per share, resulting in net proceeds to the Company of approximately $22,100.  For the three and nine months ended September 30, 2005, the Company granted options totaling 291,167 shares and 1,049,501 shares, respectively.  Additionally, for the three and nine months ended September 30, 2005, the Company granted restricted stock awards for 10,000 and 408,335 shares, respectively.

6. Subsequent Events

In April 2005, the Company issued convertible notes totaling $5,500.  The notes, which are due in November 2006, bear interest at 8% per year but are convertible into shares of the Company’s common stock at a price per share of $4.80 (equal to 80% of the issuance price of the Company’s stock in its initial public offering).  Following completion of the Company’s initial public offering, the note holders elected to convert $5,416 of the notes and accrued interest into 1,128,401 shares of common stock, and the remaining $331 of notes and accrued interest will be repaid in accordance with the terms of the notes.  The remaining unamortized discount on these notes of $2,566 at September 30, 2005 will be charged to interest expense during the quarter ending December 31, 2005.

During October 2005, the Company borrowed $340 from a bank.  These borrowings, which bear interest at 4.8%, were collateralized by a certificate of deposit supplied by the Company’s President and Chief Executive Officer, who is also a shareholder.  These borrowings were repaid in November 2005 following the closing of the Company’s initial public offering.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the Risk Factors section described below and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words.  Forward-looking statements include statements regarding the commercial success of our new products; the growth prospects of the semiconductor industry and programmable logic market, including the field programmable object array (“FPOA”) and field programmable gate array (“FPGA”) product sub-segments; and trends in our future sales, including our opportunities for growth by displacing FPGAs, application-specific integrated circuits (“ASICs”) and other semiconductor alternatives.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  The forward-looking statements contained in this report are based on information that is currently available to us and expectations and assumptions that we deem reasonable at the time the statements were made.  We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law.  All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report.  These factors include, but are not limited to, those risks described in our final prospectus dated October 26, 2005.

Business Overview

We are a development stage fabless semiconductor company engaged in the development, marketing and selling of our high-performance, programmable platform chips and design tools required to program our chips.  We have demonstrated working versions of our first chip and provided an early release of our design tools to a limited number of customers.  To date, we have recognized only nominal revenue from research services provided under grants from governmental agencies, engineering services and sales of prototype chips and our field programmable object array, or FPOA, development kits.

We were incorporated in April 1997.  In August 2001, we acquired Digital MediaCom, Inc. and began a new and separate operating segment, the physical media dependent, or PMD, segment.  The primary business objective of the PMD segment was to develop in-process technology in high-speed serial interface chips for the 10-gigabit Ethernet market.  In August 2002, we decided to cease operations of the PMD segment because of a severe downturn in the market for 10-gigabit Ethernet products.  On November 15, 2002, we sold or disposed of the assets of our PMD operating segment, including all of the valuable technology, property and equipment, licensed software and employees, for $1,752,000 in cash and the buyer’s assumption of $187,000 of liabilities.  The results of operations of the PMD segment are reported as discontinued operations in the cumulative period from inception (April 14, 1997) through September 30, 2005.

In January 2002, we decided to cease the development of the fixed-function chips that had been the goal of our research and development efforts until then and to switch to the development of a family of programmable platform chips.  In November 2003, we initiated the fabrication of the first version of our FPOA chip with Taiwan Semiconductor Manufacturing Company, or TSMC, our chip fabrication contractor.  In March 2004, TSMC delivered to us the first working silicon of that chip.  Since that time, we have been principally engaged in further developments of our FPOA products and in marketing and selling our first FPOA to a small number of early customers.  Although there can be no assurance, we expect to produce FPOA chips that will be ready for a broader market release, and we believe we will begin selling to customers in the first quarter of 2006.

Financial Operations Overview

From inception through September 30, 2005, we had gross revenues of $801,000, a loss from continuing operations of $44,368,000, and a loss from our discontinued PMD operations of $31,874,000.

At December 31, 2004, we had federal and state income tax net operating loss carryforwards of approximately $48,617,000.  The operating loss carryforwards will expire in the calendar years from 2014 to 2024.  At December 31, 2004, we had federal and state research credit carryforwards of approximately $2,503,000.  The research credit carryforwards will expire in the calendar years from 2015 to 2024.  Under the Internal Revenue Code of 1986, the utilization of these net operating loss carryforwards may be limited as a result of significant changes in our ownership.

Research and Development

Research and development expenses represent costs incurred for designing and engineering our FPOA chip and developing design tools and applications to enable customers to more easily program our chip.  Research and development expenses consist primarily of salaries and related costs of our engineering organization, fees paid to third party consultants and an allocation of facilities and depreciation expenses.  We expense all research and development costs related to the development of our FPOA.  Development of certain design tools and applications include the development of software.  Such research and development expenses are required to be expensed until the technological feasibility of the software is established.  We determine technological feasibility based upon completion of a working model of the software.  To date, the period between technological feasibility and general release of the software has been short, so virtually all of our software development costs relate to software development during the period before technological feasibility.  Accordingly, all such costs have been charged to operations as incurred.  We expect to incur significant additional research and development costs as we develop more chips using our FPOA technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs of our sales and marketing and administrative staff, general corporate activities and an allocation of facilities and depreciation expenses.  We anticipate that selling, general and administrative costs will increase as a result of increasing our sales and marketing and administrative staff to support sales of FPOA chips in worldwide markets and to support our growth and operation as a public company.

Results of Operations

Three Months Ended September 30, 2004 and 2005

Revenue and Cost of Goods Sold.  For the three months ended September 30, 2005, we generated revenue of $15,000 compared to $100,000 for the same period last year.  Revenues for the three months ended September 30, 2005 were from the sale of FPOA development kits and non-recurring engineering fees.  Revenues for the three months ended September 30, 2004 were from the sale of FPOA development kits.  These product development kits included software that we licensed from a third party for the development of design tools for our FPOA chips. Costs of goods sold for the three months ended September 30, 2004 are the cost of the third party software licenses. The cost of producing our development kits are expensed as research and development costs as incurred because we do not anticipate substantial sales of the current version of the chip we have produced and because the aggregate cost of the development kits we expect to sell are immaterial.  There were no cost of goods sold for the three months ended September 30, 2005.

Research and Development.  For the three months ended September 30, 2005, research and development expenses increased $464,000 or 33% to $1,806,000 from $1,342,000 for the three months ended September 30, 2004.  The increase is the result of increased outside engineering and design consultants ($551,000), increased payroll costs ($310,000) and increased travel costs ($62,000) partially offset by less costs for outside product development ($400,000).  The increase in the use of outside engineering and design consultants and payroll costs is the result of increased staffing and efforts to complete the FPOA chip design and to continue development of our library of development algorithms for use by our customers. In March 2005, we completed the development of another version of our FPOA chip that corrected design flaws in the previous versions. We continue to use outside engineering consultants, but we anticipate that our use of such consultants will begin to decline as we build our internal staffing. We expect to always use a mix of internal staff engineers and outside engineering consultants, and we expect this mix will change with changing business needs. However, over time, as our research and development needs change, we anticipate the mix will become more heavily weighted toward the use of internal staff. The use of internal staff provides better control over the engineering functions and is more cost effective. We anticipate that we will have the appropriate, initial mix of research and development staff by the end of the first quarter of 2006.  Travel costs increased as a result of increased travel between our facilities in Portland, Oregon and Minneapolis, Minnesota.

Selling, General and Administrative   For the three months ended September 30, 2005, selling, general and administrative expenses increased $546,000 or 56% to $1,519,000 compared to $973,000 for the three months ended September 30, 2004.  The increase was primarily the result of increased salaries ($278,000), as we hired a chief operating officer, chief financial officer and vice presidents of marketing and engineering and other marketing and sales staff in 2005, whose salaries were reflected in our financial results during the three months ended September 30, 2005.  Sales consulting costs increased $120,000 as a result of using an outside consultant to help with our sales and marketing efforts.  Travel costs increased $87,000 as the result of increased travel related to our increased sales and marketing efforts and additional travel between our facilities in Portland, Oregon and Minneapolis, Minnesota.  Outside consulting costs increased $83,000 as a result of timing of expenses.

Other Income (Expense).   For the three months ended September 30, 2005, we had net other expenses of $893,000 compared with other income of $14,000 for the three months ended September 30, 2004.  In April 2005, we issued $5,500,000 of our 8% convertible promissory notes.  The note holders also received warrants to purchase 366,715 shares of our common stock at a per share exercise price of $4.80 (equal to 80% of the price at which shares of common stock were sold in our initial public offering).  The notes provide the note holders the option to convert the principal amount plus accrued interest into common stock at a beneficial conversion price equal of $4.80 (equal to 80% of the price at which shares of common stock were sold in our initial public offering).  The notes are payable on December 1, 2005 if they are not converted into common stock on or before November 21, 2005.  The carrying value of the notes is reported net of a $1,126,000 discount resulting from the allocated fair value of the warrants and net of a $2,502,000 beneficial conversion charge related to the beneficial conversion terms. The remaining discount at September 30, 2005 of $2,566,000 will be charged to interest expense during the quarter ending December 31, 2005.  For the three months ended September 30, 2005, we recognized interest expense of $900,000 related to these notes.  For the three months ended September 30, 2005, we had $7,000 of interest income earned on cash and cash equivalents compared to $14,000 for the same period last year.

Nine Months Ended September 30, 2004 and 2005

Revenue and Cost of Goods Sold.  For the nine months ended September 30, 2005, we generated revenue of $55,000 compared to $100,000 for the same period last year.  Revenues for the nine months ended September 30, 2005 were from the sale of FPOA development kits and non-recurring engineering fees.  Revenues for the nine months ended September 30, 2004 were from the sale of FPOA development kits.  These product development kits included software that we licensed from a third party for the development of design tools for our FPOA chips. Costs of goods sold for the three months ended September 30, 2004 and 2005 are the cost of the third party software licenses. The cost of producing our development kits are expensed as research and development costs as incurred because we do not anticipate substantial sales of the current version of the chip we have produced and because the aggregate cost of the development kits we expect to sell are immaterial.

Research and Development.  For the nine months ended September 30, 2005, research and development expenses increased $2,882,000 or 82% to $6,384,000 from $3,502,000 for the nine months ended September 30, 2004.  The increase is the result of increased outside engineering and design consultants ($1,509,000), increased payroll costs ($642,000), increased outside material and other costs ($603,000) and increased travel costs ($86,000).  The increase in the use of outside consultants and payroll costs is the result of increased staffing and efforts to complete the FPOA chip design and to continue development of our library of development algorithms for use by our customers. In March 2005, we completed the development of another version of our FPOA chip that corrected design flaws in the previous versions. We continue to use outside engineering consultants, but we anticipate that our use of such consultants will begin to decline as we build our internal staffing. We expect to always use a mix of internal staff engineers and outside engineering consultants, and we expect this mix will change with changing business needs. However, over time, as our research and development needs change, we anticipate the mix will become more heavily weighted toward the use of internal staff. The use of internal staff provides better control over the engineering functions and is more cost effective. We anticipate that we will have the appropriate, initial mix of research and development staff by the end of the first quarter of 2006.  Outside material and other costs increased as the result of the fabrication and other material costs incurred to produce the current version of our FPOA.  Travel costs increased as a result of increased travel between our facilities in Portland, Oregon and Minneapolis, Minnesota.

Selling, General and Administrative.  For the nine months ended September 30, 2005, selling, general and administrative expenses increased $1,181,000 or 42% to $3,997,000 compared to $2,796,000 for the nine months ended September 30, 2004.  The increase was primarily the result of increased salaries ($697,000), as we hired a chief operating officer, chief financial officer and vice presidents of marketing and engineering and other marketing and sales staff during the nine months ended September 30, 2005.  Sales consulting costs increased $195,000 as a result of using an outside consultant to help with the sales and marketing efforts.  Travel increased $178,000 as the result of increased travel related to our increased sales and marketing efforts and additional travel between our facilities in Portland, Oregon and Minneapolis, Minnesota.

Other Income (Expense).  For the nine months ended September 30, 2005, we had net other expenses of $1,362,000 compared with other income of $47,000 for the nine months ended September 30, 2004.  In April 2005, we issued $5,500,000 of our 8% convertible promissory notes.  The note holders also received warrants to purchase 366,715 shares of our common stock at a per share exercise price of $4.80 (equal to 80% of the price at which shares of common stock were sold in our initial public offering).  The notes provide the note holders the option to convert the principal amount plus accrued interest into common stock at a beneficial conversion price equal of $4.80 (equal to 80% of the price at which shares of common stock were sold in our initial public offering).  The notes are payable on December 1, 2005 if they are not converted into common stock on or before November 21, 2005.  The carrying value of the notes is reported net of a $1,126,000 discount resulting from the allocated fair value of the warrants and net of a $2,502,000 beneficial conversion charge related to the beneficial conversion terms. The remaining discount at September 30, 2005 of $2,566,000 will be charged to interest expense during the quarter ending December 31, 2005.  For the nine months ended September 30, 2005, we recognized interest expense of $1,395,000 related to these notes.  For the nine months ended September 30, 2005, we had $7,000 of interest income earned on cash and cash equivalents compared to $47,000 for the same period last year.

Liquidity and Capital Resources

Since inception on April 14, 1997, we have funded our cash flow needs principally through sales of our common stock, rights to purchase our common stock and 8% convertible promissory notes.  During the period from April 14, 1997 to September 30, 2005, we raised net proceeds of $70,718,000 from sales of common stock and common stock warrants and $5,500,000 from sales of 8% convertible promissory notes and common stock warrants.  During the nine month period ended September 30, 2005, we raised $5,500,000 from the issuance of our 8% convertible promissory notes and $223,000 from the exercise of certain warrants held by investors.  During the nine month period ended September 30, 2004, we raised $7,533,000 from the issuance of common stock and $536,000 from the issuance of warrants to purchase common stock.

During October 2005, we borrowed $340,000 from a bank.  These borrowings, which bear interest at 4.8%, are collateralized by a certificate of deposit supplied by our President and Chief Executive Officer, who is also a shareholder.  We repaid these borrowings in November 2005 following the closing of our initial public offering of 4,000,000 shares of our common stock for $6.00 per share.  We raised net proceeds from this offering of approximately $22,100,000.

Our sales and marketing infrastructure as well as the administrative support to commercialize our FPOA technology will be substantially in place by the end of 2005.  We anticipate that we will commence the production and sale of the new version of our FPOA chip in the first half of 2006, although such production and sale cannot be assured.  Going forward, our results of operations will depend upon how long it takes and how successful we are in achieving market acceptance of our FPOA technology.  Depending upon our success in commercializing the product and the extent and timing of market acceptance of our FPOA technology, we may need to raise additional capital.  However, there can be no assurance that debt or equity financing will be available on terms acceptable to us, or at all, and there can be no assurance that we will successfully market our products.  If we are unable to obtain additional financing or successfully market our products on a timely basis, we would have to slow our product development and marketing efforts and may be unable to continue our operations.

Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs.  We believe our cash on hand, combined with our capital resources, will be sufficient to meet our capital and operating needs at least through December 2006.  However, our long-term financing requirements will depend significantly on our ability to penetrate the market with our FPOA chip technology.  If existing cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities.  If additional funds are raised through the issuance of debt or equity securities, these securities may have rights senior to those associated with our common stock, and they could contain covenants that would restrict our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6,485,000 and $9,557,000 for the nine months ended September 30, 2004 and 2005.  Net cash used for operating activities for the nine months ended September 30, 2004 and 2005 was to fund our on-going research and development activities and our selling, general and administrative costs and to fund costs associated with our initial public offering.

Net Cash Provided (Used) by Investing Activities

We had no investing activities for the nine months ended September 30, 2004 and 2005.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8,069,000 and $5,723,000 for the nine months ended September 30, 2004, and 2005.  For the nine months ended September 30, 2004, financing cash flows consisted of the proceeds from the issuance of common stock and warrants for the purchase of common stock.  For the nine months ended September 30, 2005, financing cash flows consisted of the proceeds from the issuance of $5,500,000 of our 8% convertible promissory notes and related common stock warrants and proceeds from the exercise of warrants, as discussed above.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Risk Factors

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating result.  The risk factors are described in the section entitled “Risk Factors” beginning on page 8 of our prospectus dated October 26, 2005 on file with the Securities and Exchange Commission at www.sec.gov.  Other information included in this Quarterly Report on Form 10-Q also should be carefully considered.  The risks and uncertainties described in our prospectus are not the only risks the Company faces.  Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations.  If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash equivalents.  We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks.  The effective duration of the portfolio is less than three months, and no individual investment has an effective duration in excess of one year.  We currently do not hedge interest rate exposure.  Due to the short-term nature of our investments, we do not believe we have any material exposure to interest rate risk arising from our investments.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.  Internal controls are procedures designed to provide reasonable assurance that transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or a deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  We continuously evaluate our internal controls and make changes to improve them as necessary.  Our intent is to maintain our disclosure controls as dynamic systems that change as conditions warrant.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including its CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon, and as of the date of this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

Changes in Internal Control Over Financial Reporting

As described in the Company’s prospectus dated October 26, 2005, in connection with its audit of our financial statements for the year ended December 31, 2004, our independent registered public accounting firm reported two conditions, which together constitute a material weakness in the internal controls over our ability to produce financial statements free from material misstatements.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our independent registered public accounting firm reported to our board of directors that we do not have a sufficient number of financial personnel with adequate training and experience in accounting or financial reporting, and our controls do not ensure that operating expenses and stock compensation transactions are identified and recorded accurately and in the appropriate accounting period.  These two conditions, in combination, constitute a material weakness in our internal controls.

As described in our prospectus dated October 26, 2005, our board of directors agrees that the conditions identified by our independent registered public accounting firm constitute a material weakness.  The Company has developed a plan to address this material weakness that includes the addition of our new chief financial officer and controller, as well as the performance of an assessment of our current accounting and reporting policies and procedures, assessment of our financial accounting and reporting staff requirements, implementation of supervisory reviews by our chief financial officer and controller, implementation of new accounting policies and procedures, and the hiring and training of additional financial accounting and reporting staff.  We hired a new chief financial officer in June 2005 and a new controller in July 2005.  In addition to this plan, our new chief financial officer and controller are assessing our system of internal controls over financial reporting and intend to implement and are implementing controls designed to assure that, among other things, operating expenses and stock compensation transactions are identified and accurately recorded.  The Company will be reviewing and testing the steps described above throughout fiscal 2006.  The Company believes that these steps will correct the material weakness described above.

The changes in our internal control over financial reporting during our third fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are described above.

Part II    Other Information

Item 1.    Legal Proceedings

We are currently not a party to any legal proceedings.

Item 2.    Unregisterd Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2005, we issued the following equity securities in the following transactions which were not registered under the Securities Act of 1933:

1.               In July 2005, we granted options to purchase 145,000 shares of common stock at an exercise price of $6.30 per share to various employees under our 2004 Amended and Restated Long-Term Incentive Plan.(1)

2.               In July 2005, we issued 3,334 shares of common stock to two investors, which represented in writing that the investors were accredited investors, at a price of $2.25 per share upon the exercise of warrants, resulting in gross proceeds of $7,501.50.(2)

3.               In July 2005, we issued 4,356 shares of common stock to an agent of an investment banking firm, which acted as a selling agent in a private placement, at a price of $8.25 per share upon exercise of warrants, resulting in gross proceeds of $35,937.(3)

4.               In August 2005, we granted options to purchase 103,667 shares of common stock at an exercise price of $6.30 per share to various employees under our 2004 Amended and Restated Long-Term Incentive Plan.(1)

5.               In August 2005, we issued warrants to purchase 80,000 shares of our common stock to 17 individuals who were non-employees of MathStar but who were employees of Valley Technologies, Inc. for services rendered and to be rendered at an exercise price of $6.30 per share.(3)

6.               In September 2005, we issued 1,667 shares of common stock to an investor, which represented in writing that the investor was an accredited investor, at a price of $2.25 per share upon the exercise of warrants, resulting in gross proceeds of $3,750.75.(2)

(1)          The issuance of stock options and warrants to our employees, our director and individual consultants and advisors and the issuance of shares of common stock to employees or former employees upon their exercise of stock options described in these paragraphs were made in reliance upon the exemption provided by Rule 701 under the Securities Act.

(2)          The sales of securities described in these paragraphs were made to accredited investors in reliance on the exemption provided by Rule 506 of Regulation D under the Securities Act.

(3)          The sales of securities described in these paragraphs were made in reliance upon the exemption provided by Section 4(2) of the Securities Act.

The purchasers of securities described above represented to us in written subscription agreements or other written agreements that, among other things, they acquired the securities for their own account and not with a view to any distribution thereof to the public.  The certificates evidencing the securities described above bear legends providing that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Initial Public Offering and Use of Proceeds

On November 1, 2005, we sold 4,000,000 shares of our common stock at $6.00 per share in our initial public offering (IPO).  Feltl and Company, which is the underwriter of our IPO, has an option until December 9, 2005 to purchase up to 600,000 additional shares to cover over-allotments.  Our net proceeds in the IPO totaled approximately $22.1 million.  In connection with the IPO, we granted warrants to the underwriter to purchase 400,000 shares of our common stock at an exercise price of $7.20 per share.  The warrants become exercisable on October 27, 2006 and expire on October 26, 2010.

We intend to use the net proceeds of the IPO as follows:

•                  to fund the research and development of our FPOA chip;

•                  to fund the expansion of our sales force and marketing efforts;

•                  to repay our 8% convertible promissory notes (to the extent they are not converted into shares of our common stock at the option of the holders);

•                  to repay our revolving line of credit from a commercial bank; and

•                  for general working capital purposes.

Pending the uses described above, we have invested the net proceeds of the IPO in short- to medium-term, investment-grade, interest-bearing securities.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security HoldersNone.

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mathstar, Inc.
(Registrant)

Date: November 22, 2005	By:	/s/ James W. Cruckshank
James W. Cruckshank
Vice President of Administration and
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page
3.1

Certificate of Incorporation of MathStar, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the Securities and Exchange Commission (“SEC”) on August 3, 2005 (File No. 333-127164) (the “Registration Statement”)).

3.2	By-laws of MathStar, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of MathStar, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).

10.1

First Amendment to the Standard Commercial Lease dated as of July 22, 2005 by and between Parkway Point Joint Venture and MathStar, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement).

10.2

Schedule of Executive Officer Compensation and Director Compensation for 2005 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on September 29, 2005 (File No. 333-127164)).*

10.3	Form of Non-Statutory Stock Option Agreement evidencing options granted and to be granted to the non-employee directors of MathStar, Inc. as described in Exhibit 10.2 (filed herewith electronically).*

10.4

Amendment No.1 to Strategic Partnership Agreement dated August 11, 2005 by and between MathStar, Inc. and Valley Technologies, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on September 9, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith electronically).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith electronically).

*              Indicates a management contract or compensatory plan or arrangement.