Form 10-Q/A
period 2005-09-30
MATHSTAR INC
filed 2005-11-23
CIK 1118037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended September 30, 2005, which was originally filed with the Securities and Exchange Commission on November 22, 2005 (the “Original Filing”), is being filed to amend the Original Filing to correct the following amounts in our Condensed Statements of Operations:  gross margin for the three months ended September 30, 2005, the nine months ended September 30, 2004 and 2005, and cumulative for the period from inception (April 14, 1997) through September 30, 2005; operating loss for the three months ended September 30, 2005; and interest expense for the cumulative period from inception (April 14, 1997) through September 30, 2005.

Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets as of December 31, 2004 and September 30, 2005	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2005 and Cumulative for the period from Inception (April 14, 1997) through September 30, 2005	2
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2005 and Cumulative for the period from Inception (April 14, 1997) through September 30, 2005	3
	Notes to Condensed Consolidated Financial Statements	4

SIGNATURES		9

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

MathStar, Inc.

(A development stage company)

Condensed Statements of Operations

(Unaudited)

					Cumulative
					for the Period
					from Inception
					(April 14, 1997)
	Three Months Ended September 30,		Nine Months Ended September 30,		Through September 30,
	2004	2005	2004	2005	2005
	(in thousands, except per share amounts)
Revenue	$100	$15	$100	$55	$801
Cost of goods sold	45	—	45	15	68
Gross margin	55	15	55	40	733
Operating expenses:
Research and development	1,342	1,806	3,502	6,384	27,617
Selling, general and administrative	973	1,519	2,796	3,977	17,193
	2,315	3,325	6,298	10,361	44,810
Operating loss	(2,260)	(3,310)	(6,243)	(10,321)	(44,077)
Interest income	14	7	47	7	1,087
Interest expense	—	(900)	—	(1,369)	(1,395)
Other income, net	—	—	—	—	17
Net loss from continuing operations	(2,246)	(4,203)	(6,196)	(11,683)	(44,368)
Loss from discontinued operations	—	—	—	—	(31,874)
Net loss	$(2,246)	$(4,203)	$(6,196)	$(11,683)	$(76,242)

Basic and diluted net loss per share	$(0.24)	$(0.37)	$(0.69)	$(1.04)	—
Weighted average basic and diluted shares outstanding	9,469	11,233	8,968	11,195	—

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