Form 10-K
period 2005-12-31
MATHSTAR INC
filed 2006-03-31
CIK 1118037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number:  000-51560

MathStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1881957
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
19075 Tanasbourne Drive, Suite 200,
Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)

(503) 726-5500

(Registrant’s telephone number, including area code)

5900 Green Oak Drive, Minnetonka, Minnesota 55343

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not applicable.	Not applicable.

Securities registered pursuant to Section 12(g) of the Act:   Common stock, $0.01 per share par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable. The registrant’s common equity was not publicly traded on The Nasdaq National Market on June 30, 2005, which was the last day of the registrant’s most recently completed second fiscal quarter. The registrant’s common equity began trading on The Nasdaq National Market on October 27, 2005.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 17, 2006
Common Stock, $0.01 par value per share	17,447,691 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2006 (Proxy Statement)	Part III

MathStar, Inc.
2005 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

Today’s modern electronic devices and systems offer better functionality, better performance, smaller size, lower power and lower price than ever before. These advantages are largely derived from the increasing capabilities of silicon integrated circuits, or chips. It is the availability of these integrated circuit chips that fuels improvements in a wide range of system solutions, which, in turn, creates increased demand for even higher performance chips. System-level designs in many modern applications, such as image and media processing, require hundreds of billions of computations per second of digital processing performance in order to compete in today’s markets. To achieve these computational rates, many of these applications currently use special-purpose application specific integrated circuits, or ASICs, tailored to one specific product application. The primary advantages of using ASIC technology are low per unit cost and high performance. The principal challenges associated with developing applications using ASICs are increasing development costs and the inability to change the chips’ function as applications and algorithms evolve. Development costs have become high enough that ASICs tend to be used for only higher volume applications because high development costs can be amortized over a large unit volume. These challenges have caused system designers to seek alternative solutions. One of the alternative solutions available to designers is field programmable gate arrays, or FPGAs. Because FPGAs are reprogrammable, they can accommodate changes in the chip as applications and algorithms evolve. However, by their nature, FPGAs have lower performance and higher per unit cost than ASICs. We believe that these disadvantages limit the applications that can be effectively served by the FPGA architecture. We have introduced a new chip architecture that combines the cost and performance advantages of ASICs with the programmability of FPGAs.

We design, develop and market a new class of logic platform chips we call field programmable object arrays, or FPOAs. FPOAs are high performance, reprogrammable integrated circuits based on our proprietary silicon object technology. FPOAs provide a new way of implementing high performance functions in silicon integrated circuits. An FPOA consists of very small, pre-designed, high-speed computing and data storage elements, or silicon objects, arranged in a grid pattern, along with internal and external memory and data input and output channels. The grid of silicon objects is overlaid with a high-speed interconnection system, creating the silicon object array. This array of objects and interconnect matrix is programmed to execute unique customer applications. Each of our silicon objects can execute its function at a rate of up to one billion times per second, which is up to four times faster than commercially available programmable logic devices. Our first FPOA contains 400 silicon objects, and each of these can operate simultaneously, creating a chip capable of executing 400 billion computational operations per second.

We believe an additional advantage of the FPOA is derived from the programming architecture of the chip. The process of programming FPGAs and FPOAs begins in a similar manner. The application designer creates a functional diagram of the application that shows the various computational stages of the algorithm and the flow of data through the functional diagram. A simple example of a functional block within this diagram would be a comparator block that determines which of two numbers is the largest. After the application is diagrammed in this manner, the engineer needs to implement the particular functions required. It is at this point that the programming process for FPOAs and FPGAs diverges.

Traditional FPGAs require programming at the gate level. Gates are the most basic building blocks of digital systems and, by themselves, implement only very rudimentary functions. Because the hardware of an FPGA is comprised of only basic logic gates, a function such as the comparator example described above does not exist within an un-programmed FPGA. The application designer must create such a function by programming the logic for a comparator using the gates of the FPGA. Creating all of the functions required for a typical application can be a time-consuming process.

In contrast, silicon objects are programmed at the object level to implement higher level functions, which involves designing hundreds of objects rather than millions of gates. Using the comparator example, a function to compare two numbers is one of the many logical functions already built into the architecture of the arithmetic logic unit, or ALU, which is one of the silicon objects on our chip. Comparing two numbers in an FPOA is a simple matter of specifying the right command for the ALU to execute on a particular instruction cycle. The ALU then indicates that either x is larger than y, y is larger than x, or x and y are equal. The application designer does not need to be concerned about the details of how two numbers are compared. This means the design team can focus more on the chip’s system level functionality and less on detailed implementation issues. We believe this will reduce development time and cost and improve overall system performance as compared to other methods of chip design.

We believe the only significant advantages of high-performance FPGAs over our FPOAs in our target markets are applications in which the data is less than 16 bits, as our FPOA chip is designed to operate on 16-bit data values. In that case, our FPOA could implement the application but may be less efficient in the use of silicon area. If the data were more than 16 bits, we would need additional ALU objects to implement the function. To date, most of the applications we have addressed have fit well in our 16-bit architecture.

FPOAs combine the low development cost, rapid time-to-market and extended time-in-market advantages of existing programmable logic devices while delivering the low per unit cost and high performance advantages of ASICs. We believe that FPOAs are ideally suited to implement high performance algorithmic functions across a wide spectrum of digital applications. We are introducing the FPOA into markets that will benefit from our chip’s high performance. Initial target markets for our FPOA include high performance video and image processing, machine vision, such as automated inspection systems, and military/aerospace applications.

Examples of applications where FPOAs appear to offer a superior solution based on discussions with existing and potential customers include:

•       A machine vision system manufacturer needs to design a high-performance imaging board to process the image data from multiple high-resolution, high-frame rate camera inputs in real time.

•       A high-performance spectrum analyzer designer wants a flexible signal sampling design that can process 16 bit resolution data at billions of samples per second.

•       A high-performance display manufacturer wants to design a board that can be programmed in the field to handle individual high definition MPEG 4 video streams or multiple TV-quality MPEG 4 video streams.

•       An engineer designing a computer tomography, or CT, scanner wants to migrate its image processing sub-system from a 16 slice image mode to a 32 slice image mode without requiring its customers to upgrade their hardware.

•       A military/defense contractor wants to perform image processing in multiple wavelengths, such as visible and infrared, and execute complex pattern detection algorithms in real time.

We will sell the FPOA chips in a blank state as standard off-the-shelf products. Our chips can be programmed for application-specific functionality by using a combination of industry-standard design tools, our physical-layer software design tools and our library of pre-programmed algorithms. Although the programming process is very similar to how FPGAs are programmed, we believe programming at the object level will prove to be more efficient than programming at the gate level. We currently have a limited supply of our first 400 object FPOA chips available for sale along with the development boards and software design tools used to program the FPOA.

Part of the proceeds of our October 2005 initial public offering are being used to fund an ongoing engineering project to analyze the current design of the FPOA. With such proceeds, we expect to resolve material design issues in the current chip and expect to produce, in the first half of 2006, a chip that is expected to be fully functional at the intended one GHz clock speed, although there is no assurance we can do so. There are three major differences in the current version of our chip and the chip that will be introduced in the first half of 2006. First, all of the defects in the current version will be fixed so we can ship the new chip to customers in high volume without incurring the extensive testing and sorting time required with the current version of the chip. Second, we are adding more input/output bandwidth to accommodate the needs of some of our customers. Third, we are adding more internal memory, which will allow application designers to hold more data in the chip while performing various computing steps, which should improve the performance of our chip.

Industry Overview

The digital integrated circuits used in most electronic systems can be broadly categorized into three classifications:

•       processors, which are used for control and computing tasks;

•       memory devices, which are used for storing program instructions and data; and

•       logic devices, either fixed or programmable, which are used for managing the interchange and manipulation of digital signals within a system—logic devices contain interconnected groupings of simple logical “and” and “or” and other logic functions, known as gates, to create more complex functions, and these complex combinations of individual gates are required to implement specialized logic functions required for a system

ASIC and FPGA Technologies

Currently, two of the most common methodologies used to design logic devices are the application specific integrated circuit, or ASIC, and the programmable logic device, or PLD. The principal sub-category of PLDs against which our FPOA chip will compete is field programmable gate arrays, or FPGAs. These design methods compete against each other because they may be used in the same types of applications in electronic systems. Each of the design methods places a different emphasis on the trade-off between design complexity and design cost versus the performance and per unit cost that can be achieved. System designers must consider the often conflicting requirements of life-cycle costs, time-to-market and relative performance when making decisions on which design methodology to use.

The functionality of an ASIC is fixed during the design process and typically is intended for a single application. ASICs are custom designed specifically for the needs of one customer. ASICs’ design costs and development schedules have increased dramatically as semiconductor fabrication technologies have advanced, allowing more functionality in a smaller chip but significantly increasing design complexity. In recent years, fabrication process technologies called process geometries, which are measured in nanometers, or nm, have progressed from 130 nm to 90 nm to 65 nm. This progression is expected to continue to even smaller geometries or greater densities. The total design costs for an ASIC application at the 130 nm geometry, including design, mask set creation and prototype fabrication, can be as much as $20 million. However, the per unit manufacturing cost of ASICs is lower than FPGAs due, in part, to the smaller chip size possible with ASICs, enabling more chips per silicon wafer processed. Although the use of ASICs can result in optimized chip performance, due to their high design costs and long development schedule, they are generally viewed as cost effective only for large-volume applications.

FPGAs are purchased in blank states and are configured or programmed by the customer into combinations of specific logic or algorithmic functions. The system designer may choose already existing intellectual property cores, which are pre-verified building blocks, to implement standard system-level functions. The system designer then programs the FPGA chip with the specific functionality required for the end product, a design process that takes less development time than for an ASIC. Although FPGAs have lower upfront silicon design costs than ASICs, their per unit manufacturing cost is usually higher than an ASIC that can perform the same system function primarily because the FPGA requires a larger chip size.

Application specific standard products, or ASSPs, are basically the same as ASICs except that ASSPs are sold as standard off-the-shelf products to fit the needs of a broader range of customers. In addition, ASSPs usually require system design changes to accommodate the ASSP chip rather than the chip being designed for the specific requirements of the system.

Another prevailing technology is called the digital signal processor, or DSP. DSP chips fall into the category of processors. They are fully programmable devices much like a standard microprocessor found in a typical computer but have additional features that make them better suited to computing the types of mathematical algorithms found in signal processing systems. Cell phone manufacturers are the biggest consumers of DSP chips by volume, although there are many other applications.

The Growth of Programmable Logic

Manufacturers of electronic systems are increasingly attracted to solutions that can reduce product development time and cost and shorten time-to-market. The typical ASIC design time to first silicon is about 18 months, while the design time for a corresponding FPGA is about 12 months. The shorter development cycle of programmable logic is a direct result of the development process steps the designer must go through to complete a design. The development process for an ASIC involves the complex task of using basic logic elements such as “and” and “or” gates to construct complex functions and algorithms. These blocks of logic are then expressed as transistor circuits that are physically implemented in a form that can be built as a silicon chip. The FPGA development process typically involves the same initial steps. However, instead of reducing the logic blocks to physical circuits, the logic functions are programmed into pre-designed blocks of logic, thus reducing the time-to-market for FPGAs as compared to ASICs. The FPGA vendors offer a range of products that contain differing numbers of blocks of logic targeting a range of different applications. The number of new programmable logic designs initiated by customers of ASIC and FPGA vendors indicates the industry’s growing interest in programmable logic devices. According to publicly-available information from Gartner Dataquest, the number of new ASIC design starts began to decline from approximately 10,000 new designs in 1998 to less than 4,000 in 2004. During the same period, the capabilities of FPGAs as measured by the number of logic cells was being increased to the point that high performance FPGAs were suitable for the implementation of much larger portions of a system design, thus representing a viable alternative to ASICs.

Manufacturers of electronic systems may prefer programmable logic, rather than fixed-function ASICs, for the following reasons:

•       Programmable logic offers much more flexibility during the design cycle because design iterations are simply a matter of changing the programming file, and the results of design changes can be seen immediately.

•       Programmable logic does not require long lead times for prototypes or production parts—the blank chips can be available immediately from distributor inventory, eliminating costly inventory shortages and potential obsolete inventory.

•       Programmable logic does not require the high engineering expenses associated with designing chips and the purchase of expensive mask sets because the chips are pre-designed and available off-the-shelf.

•       FPGAs can be reprogrammed even after a piece of equipment is shipped to a customer, providing the ability to upgrade the equipment with new features and functions after they are deployed in the field.

•       The cost of implementing a given function using an FPGA chip is decreasing as manufacturers adopt smaller process geometries, reducing the per unit cost advantage of ASICs.

•       The smaller process geometries of ASIC design continue to increase the mask costs and development schedules for these custom chips.

Our FPOA Chip

Our FPOA chip is a proprietary reprogrammable integrated circuit chip that provides a new way of implementing high-performance digital algorithms and logic. Our FPOA chip will compete in the marketplace principally with FPGAs but also with ASICs, ASSPs and DSPs. We believe market forces that are causing more designers to use programmable logic will cause many customers to consider FPOAs, and that some of these customers may select our FPOA products due to their superior performance.

Our highly integrated FPOA chips consist of a set of custom-designed high-level objects, each optimized to perform a set of mathematical and/or logic functions. The user implements complex solutions by programming and interconnecting the silicon objects rather than designing with traditional low-level logic gates. This method is expected to reduce design time and expense and improve overall system performance. Our first FPOA contains an array of 400 objects and is fabricated using an industry-standard, 130 nm complementary metal oxide silicon, or CMOS, process technology. The set of objects in this initial array are designed to be useful in a wide range of applications.

We believe FPOA integrated circuits have significant competitive advantages over the traditional ASIC and FPGA chips in applications requiring high performance, rapid time-to-market and lower manufacturing cost for the following reasons:

•       Each object in the FPOA operates at a speed of up to one GHz, which is up to four times the speed of FPGAs.

•       In high-performance applications, our FPOAs have a per unit manufacturing cost advantage over FPGAs. In many cases, the FPOA architecture will realize solutions that have a higher functional density than typical FPGAs, reducing the amount of silicon required for a given design.

•       The size and performance advantages of FPOAs will often result in system implementations that use fewer total chips. Reducing the number of chips means smaller, lower-power solutions.

•       Our FPOA architecture simplifies the silicon design process. ASIC and FPGA devices require the designer to perform the complex task of implementing algorithms using millions of individual logic gates. FPOA designers implement these algorithms by programming a few hundred interconnected silicon objects, reducing design costs and improving overall system performance and time-to-market.

Key technical characteristics of our initial FPOA chip include the following:

•       Each FPOA contains a diverse set of 400 objects that operate at a speed of up to one GHz per object to address a wide range of application requirements.

•       Each object is programmed and executes independently, providing up to 400 billion operations per second of total chip performance.

•       Each object can be easily connected to any other object in a deterministic manner.

•       Each FPOA is scalable in performance and power, delivering up to 10 billion operations per second per watt of power.

•       Each FPOA provides a variety of flexible, high-performance input/output, simplifying overall system design.

•       Each FPOA can be reprogrammed in the field to prolong the useful life of the system.

An FPOA chip consists of silicon objects, memory and input/output, which are arranged in a grid pattern and programmed to execute unique customer applications. The array is surrounded by blocks of high-speed local memory and high-speed input/output for communicating with external memory and other system devices. The objects, interconnects and input/output can be programmed to create a completely customized chip.

We are developing a library of different silicon object types that can be inserted in the array in any pattern. Our object types include an arithmetic logic unit, a truth table, a register file and a multiply/accumulate unit. We are designing additional object types, including content addressable memory and cyclical redundancy check. Each of these object types can be programmed to perform a number of different functions, thus enabling this relatively small number of object types to satisfy a wide range of applications. Each of the object types shares a common interface to the interconnect system. This interface allows us to quickly and easily add object types into the array and rearrange the objects within the array to create new chips optimized for particular applications and algorithms. We plan to enhance the existing set of object types and develop new object types to expand our market opportunities.

The interconnect system is an important element of the FPOA architecture. This system is configured in the programming process in a manner similar to the programming of the objects. The interconnect provides both the communication between objects, allowing them to work together, and in isolation, enabling each object to operate independently up to a speed of one GHz. The architecture consists of nearest neighbor connections and party line connections. The nearest neighbor connections are local connections among groups of adjacent objects, allowing local clusters of objects to cooperate very efficiently. The party line connections provide the means for any object anywhere in the array to communicate with any other object. We believe the combination of nearest neighbor and party line connections enable the FPOA to achieve unique versatility and performance.

We offer a customer development kit consisting of an FPOA chip, a prototype board and software design tools. This kit enables our customers to create an FPOA design, simulate the functionality and performance of the design, program the FPOA and test the chip using a standard personal computer.

We have fabricated a limited quantity of our first chip that we believe will be sufficient to meet the needs of our current customers and those we plan to engage before the next version of our FPOA chip is available. Although there can be no assurance, we expect the next version of the FPOA chip to be available in the first half of 2006. For the purpose of prototype application development, the two versions are similar enough to enable customers to develop their application and test the functionality of the chip in their application. We do not expect any current or planned customers to enter full-scale production with the current version of the chip.

We are developing, and plan to provide our customers access to, a library of application programs for our FPOA. To date, we have implemented and offer different application algorithms, including fast fourier transforms, digital filters and digital encoders. These applications are fully tested and documented, allowing our customers to use them as is or to easily modify them for their specific needs. We plan to continue to develop applications to support our target markets and to locate the entire library on our website for easy access by designers. We believe this specialized customer support will help speed adoption of the FPOA. We and our strategic partners continue to develop algorithms, which will be placed on our website when they are sufficiently developed.

Application Design Tools

Our strategy is to form strategic relationships with electronic design automation companies to jointly develop design tools to be offered for sale by us and also directly by those companies.

In November 2003, we entered into a strategic relationship with Summit Design, Inc. under a business development agreement that was amended in January 2006. This relationship resulted in the integration of our FPOA-specific design tools into the Summit Design Visual Elite tool suite, which is an electronic system-level tool. An electronic system-level tool enables the system designer to work at the system level rather than at the component level using higher-level languages to design and simulate the functionality and performance of an entire system in a software environment rather than as hardware prototypes. Visual Elite is an integrated design environment based on the industry-standard language, SystemC, that enables system designers to progress through different levels of system design until they produce working implementations of a system. These design tools provide an integrated environment in which to design, simulate and program FPOAs. The design tools run on a standard personal computer.

Our amended agreement with Summit Design contemplates certain joint development activities between us and Summit Design to develop software (the “Product”) to be used to define, refine, simulate and analyze the functional logic design intended for rendering in our FPOA and used to generate code for output to our physical-layer design tools called COAST that are integrated into the tool environment. Under the agreement, we have a license to use Summit Design’s products and technology incorporated into the design tools for our internal use and for developing design application examples. Summit Design has the right to incorporate our library of SystemC models and the associated graphic symbols into the Product and to grant sublicenses of the library to end users. We will distribute the Product to end users combined with other products we produce. Summit Design will provide us with a block of one-year Product licenses at no charge to us to be used by third-party FPOA application developers managed by us while developing preprogrammed FPOA software. In addition, under the agreement, Summit Design will provide us with a block of 90-day evaluation licenses at no charge to us to be used by us to provide prospective customers an opportunity to evaluate the Product. The agreement provides that we must purchase from Summit Design a minimum number of one-year licenses for an agreed-upon price and that we have the right to purchase additional one-year licenses for distribution to end users. The agreement has an 18-month term beginning on December 28, 2005, unless earlier terminated in accordance with its terms. Upon expiration of its term, the agreement may be renewed for one or more terms of 12 months upon mutual agreement of the parties.

In addition to the Summit FPOA design tools, we developed our COAST tools that are used to program objects and configure nearest neighbor and party line connections to implement a specific algorithm or logic design. The first generation of the COAST program assigns the software code to particular objects in the array and configures nearest neighbor and party line connections to perform the necessary functions. We plan to continue to enhance the automated COAST program to allow the system designer to focus on designing the algorithm and logic and not on programming the FPOA. We plan to expand FPOA technology to other electronic design automation tool environments using industry-standard technologies and interfaces.

Custom FPOA applications are created by programming a customer’s new and existing algorithms directly to the FPOAs using our COAST design tools at the physical level and Summit design tools at the functional level. We train customers and prospective customers in the use of our design environment to enable them to design systems with FPOAs, taking full advantage of the FPOA’s advanced object capabilities and their reprogrammability.

Competitive Position

We believe that important competitive factors in the logic industry include:

•       product pricing;

•       time-to-market;

•       product performance, reliability, power consumption and density;

•       field reprogrammability;

•       adaptability of products to specific applications;

•       ease of use and functionality of software design tools;

•       functionality of predefined cores of logic;

•       access to leading-edge process technology; and

•       ability to provide timely customer service and support.

Competition among semiconductor companies is most intense during the design win phase of a customer’s design. A design win is a customer’s selection of a particular vendor’s chip for use in the customer’s electronic system. When a customer has decided to use FPGAs instead of ASICs or ASSPs, and after a particular FPGA vendor is selected, customers tend not to switch FPGA vendors because of the high cost to switch FPGAs after an electronic system has been designed and prototyped. It is also due to the familiarity of the customer’s engineering staff with the FPGA vendor, its products and its design tools. We believe that a potential customer’s familiarity with FPGA products and design tools as opposed to FPOA products and design tools will be one of the biggest challenges we face in any given customer opportunity.

We have identified a range of diverse semiconductor companies that are participating in the reprogrammable or reconfigurable markets, including the leading FPGA companies. We expect to compete primarily with the high-performance FPGA products marketed by Xilinx, Inc., which markets the Virtex™ line, and Altera Corporation, which markets the Stratix™ line. We believe that compared to FPGAs, our FPOA has substantial competitive advantages, especially in the areas of higher performance, faster time-to-market and lower manufacturing cost. However, there is not an official benchmark established for measuring the performance difference between an FPGA and an FPOA. Because the programming methodology for each technology is so different, there is not a simple measure of how each would perform in a given application. In addition, because the FPOA is new, there are not enough examples of the same algorithm implemented in an FPGA and in an FPOA for customers to have a good independent measure of the advantages or disadvantages of FPGAs as compared to FPOAs.

We have also identified several smaller startup companies developing chips that seem to be directed toward the same goals as our FPOA. It is our belief that an FPOA-like architecture will become increasingly attractive to system designers, and that new companies with FPOA-like architectures will enter the market while we are actively marketing our FPOA products. We believe the performance of our FPOA, combined with our early entry to the market, will positively differentiate us from other startups.

Target End Markets and Applications

To address the inevitable market adoption risks faced by any new technology, we intend to seek those market segments that will benefit the most from the capabilities of the FPOA architecture. We expect that these initial target market segments will have the following characteristics:

•       applications that demand higher performance than currently can be served by high-performance digital signal processors or FPGAs;

•       applications that demand the reprogrammability of FPGAs but cannot justify the high per unit production cost of FPGAs;

•       applications that demand high performance but are not expected to generate the production volume that would warrant the expense of an ASIC development; or

•       applications where reprogrammability is a requirement, thus deterring the designer from using an ASIC.

We believe the following end user markets have these characteristics and are ideally suited to take early advantage of the FPOA architecture:

•       machine vision;

•       test and measurement;

•       high definition video (such as MPEG 4 and H.264);

•       medical imaging;

•       high performance imaging (such as JPEG 2000);

•       military/defense and aerospace digital signal processing; and

•       cellular wireless base stations (3G and WiMAX).

Most of our early customers are in the military/defense and aerospace markets, and we are now targeting the commercial machine vision, test and measurement, professional video and medical imaging markets. We believe some segments of these markets desire the high-performance processing and reprogrammability that the FPOA architecture offers.

Machine vision is the application of computer vision to factory automation. Just as human inspectors working on assembly lines visually inspect parts to judge the quality of workmanship and adherence to dimensional tolerances, machine vision systems use digital cameras and image processing software to perform similar inspections. A machine vision system is an electronic system that makes decisions based on the analysis of digital images. In its report, Machine Vision Markets 2004 Results and Forecasts to 2009, the Automated Imaging Association states that the worldwide machine vision market was $8.1 billion in 2004 and will grow to $15.7 billion in 2009.

Test and measurement includes both general purpose systems, such as oscilloscopes and logic analyzers, and automated test equipment for various industries, including semiconductor test and manufacturing. According to Frost & Sullivan’s reports, World General Purpose Test & Measurement Equipments Market (2005) and Semiconductor ATE Test Equipment (May 2005), the combined market for this equipment was $7.5 billion in 2004. The amount spent for FPGA components in 2004 was $204 million, according to publicly-available information from Gartner Dataquest.

Professional video includes both analog and digital video capture, production, editing, post-production, broadcasting, control and display of television content. Digital video products include everything from camcorders used by consumers to large non-linear video editors used by production studios. This market is currently under a transformation from analog to digital video content and from standard definition to high definition television. In its report, U.S. Broadcast and Professional Video Marketplace 2005, the Salford Centre for Research and Innovation (SCRI) states that the professional video market in the United States was $9.4 billion in 2005.

Medical imaging includes systems used in x-ray, ultrasound, computer tomography (CT), magnetic resonance imaging (MRI), positron emission technology (PET) and three dimensional imaging in the medical industry. The conversion of the medical industry from analog to digital will be transforming the medical industry for many years to come. According to Frost & Sullivan’s report, Strategic Analysis of Semiconductors in the Global Medical Imaging Market, there are many opportunities for semiconductor companies to participate in this transition. It reported that the semiconductor opportunity in the medical imaging market was $1.2 billion in 2004 and will grow to $1.9 billion in 2008 and that $118 million of the $1.2 billion market in 2004 was spent on FPGAs.

Business Strategy

Our initial goal is to introduce FPOA technology into those market applications that prioritize high performance because the FPOA offers performance advantages over competing technologies. Most of our early customers were in the military/aerospace markets. We are now targeting commercial applications in machine vision, test and measurement, professional video and medical imaging. We expect to continue to expand our efforts in additional target markets as we expand our capabilities. We expect demand for our FPOA chips will be driven by the end users’ needs to lower their per unit costs and for programmability in a low-priced, high-performance logic device.

Our business strategy is to focus our sales and marketing efforts on commercial applications that can reach volume shipments in the range of 1,000 to 500,000 units. At the high end of this range, the high per unit cost of FPGAs becomes a deterrent to their use, and at the low end of this range, the development cost of ASICs is an equally strong deterrent.

In order to accelerate our initial market penetration, we anticipate that we will offer FPOAs at the same cost to customers than existing FPGAs. We believe we can do so without sacrificing gross margin because the silicon area of an FPOA is smaller than a high performance FPGA when using the same process geometries, giving us a comparative cost advantage. In silicon fabrication, cost and size are directly related. The larger silicon area required to implement the architecture of FPGAs results in higher fabrication costs than our FPOA. We intend to follow the same fabrication migration as FPGAs to smaller process geometries, such as 90 nm and 65 nm.

We anticipate that the challenges of adopting a new technology will cause some markets to be slower to use our FPOA architecture. We believe the customers that require the high performance the FPOA provides will more readily adopt our architecture. If a customer feels it can achieve a new performance level and competitive advantage for its system, we expect the customer will have a greater incentive to pursue our new technology and to become proficient in our design methodology. Once we have worked through an initial design with a given customer, we expect the customer should be familiar enough with our chips and design tools to award additional design wins to us.

Our initial FPOA chip provides the basis for a family of FPOA chips that will serve as targeted chip platforms for the implementation of a range of customer-specific algorithms. We anticipate that future chips will contain different numbers of object types and will be optimized either for low power consumption, high performance, low price or customized intellectual property programming. The size of an FPOA chip is directly related to the number of silicon objects. A smaller chip means less silicon area, which results in lower per unit costs. The one GHz speed of our silicon objects can be maintained regardless of the number of silicon objects.

Sales and Marketing

The goal of our sales and marketing organization is to achieve rapid adoption of the FPOA in commercial applications. We have implemented a manufacturer’s representative model for selling FPOAs in North America and Europe. We expect to have North America covered by June 2006. We will supplement this model with field application engineers, or FAEs, to provide technical support and with area sales managers, or ASMs, to manage the manufacturer’s representatives and help close design wins. As of December 31, 2005, we had achieved 12 design wins with early adopter customers, generating a nominal amount of revenue. Our current focus is on winning designs in our targeted commercial markets.

Direct Sales Force

Our direct sales force is currently composed of our Vice President of Sales and two area sales managers, one located in Chicago, Illinois and one located in Philadelphia, Pennsylvania. The sales force collaborates with our field application engineering staff to present our best solutions to customers and potential customers. Our field application engineers demonstrate the performance and field programmability of the FPOA and work with the customers’ development engineers to resolve their design implementation issues. Because our FPOA chips and design tools are new, if customers request the support, the application engineers may also program the customers’ applications to the FPOA chips for an additional fee.

Strategic Relationships

A key component of our market penetration strategy is to form strategic relationships with companies that implicitly endorse our technology, assist us in engaging customers and help to establish the FPOA in the marketplace. Our key objectives in creating strategic relationships are to accelerate market adoption of the FPOA, make FPOAs available at a higher level of integration and generate revenues.

Honeywell International, Inc.   Honeywell International, Inc. is a diversified technology and manufacturing company. Our December 13, 2004 strategic agreement with Honeywell enables us to introduce our FPOA technology to the aerospace market. It is intended to result in the development of new radiation-hardened, high-performance, low-risk, reconfigurable signal processing chips. We expect the availability of these high-performance solutions will accelerate the adoption of our FPOA in the signal processing market, especially with key defense industry contractors. Our FPOA technology introduces a new level of performance for the high-speed signal processing systems in military systems.

Honeywell has selected our FPOA technology for use in digital signal processing systems it is designing for space-based applications. Honeywell is a major supplier of satellite communications systems for intelligence gathering, surveillance and reconnaissance. The use of our FPOA technology in Honeywell’s space applications is highly dependent upon funding from the United States government. We anticipate that it will take two to three years before Honeywell is fabricating a significant number of chips using our FPOA technology. However, there can be no assurance that Honeywell will fabricate any chips using our FPOA technology.

Our December 13, 2004 strategic agreement with Honeywell provides:

•        Our FPOA technology is licensed to Honeywell, allowing Honeywell to fabricate our FPOAs for design into satellites and other space-borne applications. Combining Honeywell’s 150 nm radiation-hardened process technology with our FPOA’s reprogrammability features will provide greater time savings in the development process of pre-designed arrays.

•        Honeywell will use its engineering, technology and experience in space-based computing to design radiation-hardened FPOAs under the terms of the strategic agreement. Radiation hardened chips provide higher reliability in space satellite and other systems operating in harsh environments. We expect radiation-hardened FPOAs to be directly applicable to the challenging onboard computing needs required by new planned military space communications and signal processing programs.

•        Honeywell will pay to us either a prepaid fee per program in which our FPOA technology is used or a fee per FPOA part fabricated under the agreement or as otherwise agreed to by the parties. To date, the only amounts that Honeywell has paid to us under the agreement are non-recurring engineering expenses to study the engineering issues associated with a redesign of the FPOA architecture in Honeywell’s radiation-hardened process.

•        The agreement has an initial term of 36 months but can be terminated earlier under certain defined conditions or extended by mutual consent.

Valley Technologies, Inc.   Valley Technologies, Inc. designs, produces and sells system-level processing boards to the defense industry. Valley Technologies is developing next-generation reconfigurable computer systems optimized for identifying and processing data that is critical to navigation, weather forecasting and defense applications. Our strategic relationship with Valley Technologies enables it to incorporate our FPOAs into its system-level processor boards. In June 2004, Valley Technologies was awarded a prime contract from the United States Space and Naval Warfare Systems Command, or SPAWAR, for the development of a signal processing system. Valley Technologies has been informed that the contract will be extended through July 2006. Valley Technologies selected our FPOA technology to implement this system. The first version of the processor board using our FPOA chips is functional and has been tested and demonstrated to potential customers. The use of our FPOA technology by SPAWAR is highly dependent upon funding from the United States government. We anticipate that it will take two to three years before SPAWAR is purchasing a significant number of our FPOA chips. However, there can be no assurance that SPAWAR will fabricate any chips using our FPOA technology.

As amended on December 5, 2005, our October 8, 2004 strategic alliance agreement with Valley Technologies provides:

•        Both companies have the right to market the Valley Technologies system-level boards populated with our FPOAs.

•        We will receive revenues on FPOAs we sell to Valley Technologies plus a royalty on boards that Valley Technologies sells to its customers. Through October 2005, we paid to Valley Technologies a $13,000 monthly fee for its services and reimbursed it for its reasonable out-of-pocket costs. These services consisted of sales and marketing services, including introducing and presenting the processor boards using our FPOA chips to potential customers in the defense and aerospace industries.

•        We have issued to the president and chief executive officer of Valley Technologies warrants to purchase a total of 83,334 shares of our common stock with an exercise price of $6.00 per share. These warrants will vest as to 16,667 shares upon Valley Technologies obtaining a design win and as to 8,334 shares upon the receipt and delivery by Valley Technologies to MathStar of any of up to eight contracts or purchase orders for each algorithm ported to MathStar’s FPOA that generates non-recurring engineering revenue to MathStar of at least $50,000. In addition, these warrants will become vested as to all shares upon confirmation satisfactory to MathStar that the funding required for the radiation hardening of the FPOA by Honeywell has been received. None of these warrants have vested.

•        We have also issued additional warrants to purchase up to 250,000 shares of our common stock to employees of Valley Technologies designated by Valley Technologies. Of these warrants,

warrants to purchase 170,000 shares have an exercise price of $6.00 per share and warrants to purchase 80,000 shares have an exercise price of $6.30 per share. These warrants will vest as to one-third of the shares subject to the warrants on each of the first, second and third anniversary dates of the date of grant. As of December 31, 2005, warrants to purchase 83,333 shares at an exercise price of $6.00 per share had vested.

Summit Design, Inc.   Under our November 30, 2003 business development agreement with Summit Design, Inc., we completed the incorporation of COAST, our physical-layer design tools, into the Summit Design Visual Elite tool suite. Visual Elite enables designers to progress through different levels of system design until they produce working implementations of a system.

We amended our agreement with Summit Design in December 2005. Our amended agreement with Summit Design contemplates certain joint development activities between us and Summit Design to develop software (the “Product”) to be used to define, refine, simulate and analyze the functional logic design intended for rendering in our FPOA and used to generate code for output to our COAST software. Our amended agreement with Summit Design provides:

•        We have a license to use Summit Design’s products and technology incorporated into the design tool for our internal use and for the development of design application examples.

•        The Product will be sold through the coordinated actions of ours and Summit Design’s direct sales staffs. We will distribute the Product to end users under Summit Design’s end user license agreement as a combined product with other products we produce.

•        Summit Design will provide us with a block of one-year Product licenses at no charge to us to be used by third-party FPOA application developers managed by us while developing preprogrammed FPOA software.

•        Summit Design will provide us with a block of 90-day evaluation licenses at no charge to us to be used by us to provide prospective customers an opportunity to evaluate the Product.

•        We must purchase from Summit Design a minimum number of one-year licenses for an agreed-upon price and have the right to purchase additional one-year licenses for distribution to end users.

•        The agreement has an 18-month term beginning on December 28, 2005, unless earlier terminated in accordance with its terms. Upon expiration of its term, the agreement may renew for one or more terms of 12 months upon mutual agreement of the parties.

Research and Development

We believe our products are differentiated from our competition because of our intellectual property-based innovations in the design of the silicon object array, including the performance and flexibility of the objects and the highly efficient and deterministic object interconnections. Creating and bringing to market these innovations requires us to invest research and development resources in programmable object and logic design, object programming tools, high-performance semiconductor circuit design and application development.

Our hardware engineering team is divided into two groups. One group does the logic design and the validation and testing of the objects, memory and input/output functions. This group custom designs the silicon objects and defines the FPOA programming model. The second group does the physical design of the chip, including custom high-performance circuits and cells. The combined efforts of these groups enable the one GHz operation and the functional density of our FPOA.

Our software tools team builds the design tools used by us and our customers to design, simulate and test applications for the FPOA. This team developed the COAST design tool and partners with Summit Design to produce an integrated design, simulation and programming environment. Having our own design tool development team assures that our design tools and programming techniques keep pace with the evolution of new silicon objects and the overall FPOA architecture. We believe that as the number of customers for FPOAs increases, the electronic design automation tools industry will increasingly support FPOA products.

Our software applications group is responsible for developing and testing applications and applications examples that customers can use as is or modify to meet their specific needs. This group works closely with our field applications engineers to assure that customers take full advantage of our pre-developed application library to help customers reduce their design costs and shorten their time-to-market.

Manufacturing

We do not own or operate any semiconductor fabrication facility. Instead, our FPOA chips are fabricated by an independent semiconductor foundry and then packaged and tested by an independent packaging company that provide these services to the general fabless semiconductor industry. This enables us to take advantage of a foundry’s high-volume economies of scale, have direct and timely access to advanced process and packaging technology and focus our internal resources on product and market development.

The manufacturing or fabrication process for our FPOA and other silicon chips generally consists of the following process steps:

•       Following completion of the design of one of our chips, we supply an electronic design file to our fabrication partner, Taiwan Semiconductor Manufacturing Company, or TSMC.

•       TSMC translates our design file into a set of lithography masks TSMC will use in the fabrication process.

•       TSMC fabricates our chip on silicon wafers, typically either eight or 12 inches in diameter. Each wafer contains several hundred copies of our chip. The number of wafers that TSMC produces depends on the number of chips that we order.

•       Following the completion of the fabrication process, which involves many individual process steps, TSMC performs a parametric and wafer-level test on the wafers produced. Parametric testing verifies that the processing conformed to their internal quality standards. Wafer-level testing provides a first level screening of known good die but does not guarantee the functionality of our chip.

•       Following successful completion of the parametric testing, the wafers are passed to the packaging subcontractor that completes the following steps:

•        cutting wafers into the individual chips in a process called “dicing”; and

•        placing each individual chip into a package that provides physical protection for the fragile chips and also provides a means of interconnecting the finished chip onto a printed circuit board.

•       After packaging, the chips are tested for functionality and performance. We currently are doing this testing internally but plan to outsource this function to a testing subcontractor as our volume increases. Outsourcing this function will require us to develop a series of functional and performance tests we will provide to the testing subcontractor.

We are currently using eSilicon, Inc. to coordinate these fabrication steps and to provide manufacturing program management and chip test development. We have negotiated the price we pay to eSilicon for packaged and tested FPOA chips. In the future, we may provide this manufacturing support internally.

Patents and Intellectual Property

We rely on a combination of United States patents, trademarks, copyrights, trade secret law, employee non disclosure agreements and work-for-hire and non-disclosure agreements with independent contractors to protect and enforce our intellectual property rights. We also obtained patent assignments from each inventor named in our patent and patent applications. However, we do not have general assignment of inventions agreements with our former employees who are not named as inventors in our patent and patent applications, which could compromise the common law protection of our intellectual property.

On November 9, 2004, we were granted United States Patent No. 6816562 entitled “Silicon Object Array with Unidirectional Segmented Bus Architecture.” This patent covers our interconnect system consisting of nearest neighbor and party line connections that allow objects in our FPOA chip to communicate with other objects in the chip and to work together or independently. We believe that this patent is important to our competitive position because the technology protected by it is key to us being able to produce an FPOA chip that can achieve a one GHz clock speed. The patent expires on April 28, 2023.

In addition, we have filed or are in the process of filing United States patent applications for the following aspects of our technology:

•       Integrated Circuit Layout Having Rectilinear Structure of Objects—application filed in January 2005;

•       Boolean Logic Tree Reduction Circuit—application filed in January 2004;

•       Shift and Recode Multiplier—application filed in April 2004;

•       Leading Zero Counter for Binary Data Alignment—application filed in July 2004;

•       Reconfigurable State Machine—application filed in September 2004; and

•       SystemC Signoff of Reconfigurable Signal Processing Platform Using Hardware-Cycle-Accurate Model—application filed in September 2004.

We currently hold common law trademark rights in the trademarks MathStar and FPOA, and we have pending federal trademark applications in the United States for the MathStar and FPOA trademarks. We do not have any trademarks registered outside the United States, nor do we have any trademark applications pending outside the United States. We also currently hold one domain name relating to our business, MathStar.com, which we believe is important to our brand recognition and overall success.

We believe our success will not be based solely on the protection of our intellectual property but more importantly on our ability to design, market and sell chips that meet the demand for new technologies and better performance. We plan to continue to develop new technology, and the methods we use to protect such technologies will depend on our evaluation of the relative benefits of obtaining such protection.

Employees

As of February 28, 2006, we had 52 full-time employees, consisting of three in management, five in administration, two in information systems, 30 in research and development, one in operations and 11 in sales and marketing. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and believe our relationships with our employees to be good.

Item 1A.                Risk Factors

Risks Relating to Our Business

Our operations and business are subject to the risks of a development stage company with little or no revenue and a history of operating losses. The report of our independent registered public accounting firm included in this Annual Report on Form 10-K contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have incurred losses since inception, and we have had only nominal revenue.

We have operated as a development stage company since our inception by devoting substantially all of our efforts to raising capital and research and development. Thus, our financial statements have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards, or SFAS, No. 7, Accounting and Reporting by Development Stage Enterprises, issued by the Financial Accounting Standards Board, or FASB. The report of our independent registered public accounting firm related to our financial statements as of and for the years ended December 31, 2003, 2004 and 2005 and cumulatively for the period from April 14, 1997, date of inception, to December 31, 2005 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Since inception, we have had only nominal revenue from the sale or licensing of our FPOAs, and we have had losses. We had net losses of $11,027,000, $8,749,000 and $18,936,000 for the years ended December 31, 2003, 2004 and 2005. As of December 31, 2005, we had an accumulated deficit of $83,494,000. We expect to increase our spending significantly as we continue to expand our infrastructure. We are using and will use the proceeds from our initial public offering to expand our sales and marketing efforts and continue research and development. In addition, we will need significant revenue and/or to raise additional capital to finance our business. We do not know whether or when we will become profitable because of the significant uncertainties regarding our ability to generate revenues.

We will need additional financing in the future, which may not be available to us on favorable terms or at all. If we do not obtain additional financing when we need it or on terms that are favorable to us, our business would be adversely and materially affected.

We will need additional financing in the future to finance our business. The timing and amount of such additional financing depends on many factors, including the following:

•       delays in the development and testing of our FPOA chips or design tools;

•       the costs of expanding our sales and marketing activities;

•       the rate and degree of acceptance of our FPOA chips in the marketplace;

•       our ability to establish successful strategic relationships with companies to develop and market our FPOA chips;

•       the cost of or delays in producing our chips;

•       the cost of hiring and training qualified application engineers and field application engineers;

•       the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs;

•       the costs of defending any patent or trademark infringement actions brought against us by third parties; and

•       the cost of being a public company because of the disclosure, reporting, financial accounting and other requirements that apply to public companies.

Additional financing may not be available to us when we need it or on terms that are favorable to us. If we cannot obtain adequate financing on a timely basis or under terms that are favorable to us, we may be forced to delay or limit aspects of our business plan, which could have a material adverse effect on our business, revenue, financial condition and results of operations. In addition, we may be required to seek funds from sources that will place limits on our operations and management or that require rights that are superior to those possessed by the holders of our common stock. If we raise additional funds by issuing equity securities, the new equity securities may dilute the average per share price or ownership interests of our stockholders, and the rights of the holders of the equity securities may be more favorable than those of the holders of our common stock.

If we do not produce our new version of our FPOA chip and begin selling it to customers in the first half of 2006, our business, revenue, financial condition and results of operations could be adversely affected and the market price of our stock could decrease.

In the first half of 2006, we expect to produce a new version of our FPOA chip and begin selling the chip to customers. However, there can be no assurance that we can do so. The production and sale of the new version of our FPOA chip could be delayed beyond the first half of 2006 for many reasons, including delays in developing, testing and producing the chip, the lack of qualified personnel to work on the development of the chip, and the reluctance of customers and potential customers to accept a new technology. If the production or sale of the new version of the FPOA chip was delayed beyond the first half of 2006, our business, revenue, financial condition and results of operations could be adversely affected and the market price of our stock could decrease.

Because our current and planned FPOA chips are highly complex, they may contain defects or errors that are detected only after deployment in commercial applications, which would harm our reputation and result in increased liability and expense.

Our current and planned FPOA chips are highly complex and may contain defects, errors or failures. After the initial fabrication and packaging of an FPOA chip, we test their functionality and performance internally. Our testing may reveal some problems before the chips are delivered to our customers that would result in significant delays and costs to us. Because our chips are programmable in the field, they can be fully tested only when deployed and functioning in commercial applications. Consequently, our customers may discover errors after our chips have been deployed. The occurrence of any defects, errors or failures in our FPOA chips could result in the cancellation of orders, product returns, repairs or replacements, diversion of our resources, legal actions by our customers or our customers’ end users and other costs and losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our FPOA chips and loss of sales, which would adversely affect our business, revenue, financial condition and results of operations. We have experienced defects in the past and may experience defects in the future. Timing-related defects in our original FPOA design caused a low yield of chips that could operate at a clock speed of one GHz. As a result, we had to manufacture additional chips and sort through the available supply of chips to find those that worked properly, which increased our costs and delayed the marketing of our chips. Because the trend in the semiconductor industry is moving toward even more complex products, this risk probably will intensify over time and may result in increased liability and expenses.

Our FPOA chips are new and have not yet achieved commercial acceptance. Our success depends on effectively introducing our FPOA chips to the market and have them gain market acceptance. The failure of our FPOA chips to achieve commercial acceptance would have a material adverse effect on our business, revenue, financial condition and results of operations.

Our success depends upon our ability to introduce our FPOA chips to the market in a timely and effective manner and to have our FPOA chips gain widespread market acceptance. We have begun the process of identifying strategic markets for our FPOA chips and introducing our FPOA chips to these markets. However, our FPOA chip is new and has not been used in a product or in an electronic system that has been commercially distributed. From the time a customer selects our FPOA chips for its electronic system, it may be a considerable period of time before the customer starts volume production of its system and purchasing chips in volume, if at all. There can be no assurance that design wins will result in any production commitments that generate revenue growth for a number of reasons, including the decision of the customer to terminate the development or production of the electronic system for which the FPOA chip was selected.

The targeted markets into which we are introducing and will introduce our FPOA chips may not accept them. Users may not accept our FPOA chips as preferable to existing semiconductor chips, including ASICs and FPGAs, or new products in our targeted applications and densities. Electronic equipment manufacturers and other potential customers for our FPOA chips often have a preferred and established supplier of semiconductor chips. It will be difficult for us to overcome this preference and convince our targeted customers to use our FPOA chips rather than chips from their preferred vendors. The acceptance and deployment of our FPOA chips in the market will depend on many factors, including the availability and effectiveness of our FPOA chips and competing products from our competitors, the willingness of targeted customers to expend resources to test and use our new FPOA chips, the effectiveness of our marketing and sales personnel and the pricing for our FPOA chips. All of the foregoing factors, among others, could limit market acceptance of our FPOA chips. Our failure to effectively introduce our FPOA chips to the market or the market’s failure to accept our chips would have a material adverse effect on our business, revenue, financial condition and results of operations.

Our future success will depend on our ability to develop new FPOA chips, introduce them to the market and have them gain market acceptance. There is no assurance that we can do so successfully or on a timely basis. Our failure to do so would have a material adverse effect on our business, revenue, financial condition and results of operations.

We operate in a market characterized by rapid technological change. In order to effectively compete, we need to develop new FPOA chips on a timely basis that will gain market acceptance. The development of new FPOA chips is a highly complex and precise process, and we will likely experience delays in developing and introducing them. Our development efforts may not result in the timely introduction of new FPOA chips or enhancements to existing chips. Successful chip development and introduction depends on a number of factors including, but not limited to:

•       accurate chip definition and specification;

•       timely completion of the chip design;

•       establishing successful production arrangements with third party semiconductor foundries;

•       establishing successful relationships with strategic partners;

•       establishing successful arrangements with third party packaging companies;

•       timely and quality chip fabrication;

•       effective post-fabrication testing;

•       receipt of United States government funding by us or our customers;

•       the lack of a benchmark to measure the performance difference between an FPGA and our FPOA;

•       achieving acceptable manufacturing yields; and

•       acceptance of our FPOA chips by our target customers.

Due to the complexity and precision of our planned FPOA chips and the many variables involved in their design, we may not be able to successfully develop and introduce our existing and planned FPOA chips to the marketplace on a timely basis or at all. We anticipate that we will need to continually invest in semiconductor design engineering talent, state-of-the-art engineering tools and related test equipment. Our failure to develop and introduce new FPOA chips successfully would materially and adversely affect our business, revenue, financial condition and results of operations.

Our success depends on our ability to develop effective FPOA design tools, either alone or in alliances with independent electronic design automation companies, and to have the design tools gain market acceptance. Our failure to do so would delay or prevent the commercialization of our FPOA chips, which would materially harm our business, revenue, financial condition and results of operations.

As part of the development process for our FPOA chips, our customers must have design tools so they can program, or map, their intellectual property applications, or algorithms, to our FPOA chips. Working with Summit Design, Inc., we have developed a suite of FPOA-specific design tools. To be successful, we must introduce these design tools to the market and have them accepted by customers, or develop other design tools that will be accepted in the marketplace either alone, with Summit Design or with other electronic design automation companies. Developing new FPOA design tools is a complex process, and we will likely experience delays in developing and introducing them. Successful product development and introduction depends on a number of factors including, but not limited to, accurate tool definition, user documentation and specification, timely completion of the design tools and acceptance of our FPOA design tools by our target customers. In many cases, our target customers will have strong preferences to work with industry leading tool design companies. We must overcome this preference to have our design tools accepted and used by these customers. In addition, the FPOA-specific design tools run only on Windows® operating systems and software, which may delay or prevent their acceptance by our target customers. We may not be able to successfully develop and introduce FPOA design tools to the market on a timely basis or at all. Our failure to develop and introduce new design tools successfully would materially and adversely affect our business, revenue, financial condition and results of operations.

We presently rely on Summit Design, Inc. for the design tools that are used to map our customers’ algorithms to our FPOAs. If Summit Design could not or would not provide these design tools and related support services for any reason, further design tool development would be delayed, which would delay the introduction of our FPOAs to the marketplace.

Our current strategy for developing the FPOA design tools used to program our customers’ intellectual property applications to our FPOA chips is to form strategic relationships with electronic design automation companies, such as Summit Design, Inc., to jointly develop these design tools. Thus, our success will depend on forming and successfully maintaining these relationships. Summit Design is the only current source for an integrated design tool software suite that includes our FPOA-specific design tools. If Summit Design was unable or unwilling to provide these design tools and related support services for any reason, any further design tool development would be delayed. In addition, our ability to fix any problems that arise with respect to the design tools would be limited. We probably would have to identify and enter into a strategic relationship with another electronic design automation company to develop a new set of design tools. There is no assurance we could do so at all or under terms that are acceptable to us. Any delay in our design tool development would result in a delay in introducing our FPOA chips to the marketplace, which would have an adverse effect on our business, revenue, financial condition and results of operations.

We use a third-party contractor to fabricate the silicon wafers used in our FPOA chips. If our supply of silicon wafers from the contractor was interrupted, delayed or terminated for any reason, our business, revenue, financial condition and results of operations would be adversely affected.

We are and intend to remain a fabless semiconductor company. We do not intend to invest any funds or resources to build, own or operate a silicon wafer fabrication facility. We anticipate that all of our chip fabrication needs will be supplied by independent contractors.

Currently, we are working with Taiwan Semiconductor Manufacturing Company, or TSMC, in Taiwan to fabricate the silicon wafers used in our FPOA chips. We have no formalized contract with or supply or allocation commitment from TSMC. TSMC’s chip production facilities have at any time a fixed capacity, the allocation of which is determined by TSMC and over which we have no control. As a small customer of TSMC, our production runs may not be assigned the priority given to larger customers of TSMC. Our reliance on TSMC to fabricate our FPOA chips also subjects us to reduced control over delivery schedules, quality assurance and manufacturing yields and costs. A shortage in TSMC’s capacity, or any interruptions or delays in fabricating the silicon wafers used in our FPOA chips, could hinder our ability to meet any demand for our FPOA chips. To help assure the continued supply of our FPOA chips, we may engage other companies to fabricate the silicon wafers used in our chips. However, there are only a limited number of foundries that have the capability to fabricate these silicon wafers. If we engage other vendors, we may encounter start-up difficulties and delays and incur additional costs. We may not be able to engage other chip fabrication vendors at all or under terms that are acceptable or favorable to us.

Also, TSMC is located in Taiwan, which is in an area that is seismically active and where cyclones occur, and there have been tensions between Taiwan and the Peoples Republic of China. Should there be a major earthquake, a cyclone or a threatened or actual outbreak of hostilities in Taiwan in the future, the production of our chips by TSMC could be disrupted or cease. Such a disruption or cessation in the production of our chips would likely result in our inability to ship our FPOA chips in a timely manner, thereby adversely affecting our business, revenue, financial condition and results of operations.

The production of silicon wafers is a complex process, and production yields can be adversely affected by many factors over which we have no control. A shortage or delay in producing the silicon wafers used in our FPOA chips could have an adverse effect on our business, revenue, financial condition and results of operations.

If our FPOA chips gain market acceptance, we will increasingly rely on favorable production yields and timely delivery of silicon wafers from our third-party contractor, which currently is TSMC. The fabrication of the silicon wafers used in our FPOA chips is a highly complex and precise process. Wafer production yields depend on a wide variety of factors. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print the circuit designs onto the silicon wafers, manufacturing equipment failures, wafer breakage and other factors could cause a substantial percentage of the wafers to be nonfunctional. Shortages in the supply of or defects in the silicon wafers used in our FPOA chips could cause us to delay producing, testing and shipping our FPOA chips, which could have an adverse effect on our business, revenue, financial condition and results of operations.

Difficulties in the chip fabrication process can also occur if we begin production of a new product or transition to new processes. We expect that the majority of our existing and planned FPOA chips use and will use increasingly advanced process geometries in order to achieve higher performance, lower power consumption and lower production costs. Our FPOA chips are presently fabricated in 130 nanometer process technology, and we expect our FPOA chips will be fabricated in 90 nanometer or smaller process technologies in the future to remain competitive. If we experience delays in the redesign of the FPOA chip or the fabrication of the silicon wafers, it would delay the introduction of our chips to the market, cause us to miss market opportunities and have an adverse effect on our business, revenue, financial condition and results of operations.

We rely on a single source independent contractor for our packaging. The disruption or termination of our relationship with this contractor could result in a material adverse effect on our business, revenue, financial condition and results of operations.

The packaging of our FPOA chips is performed by a single supplier—Advanced Semiconductor Engineering, Inc. Because we rely on an independent contractor for our packaging services, we cannot directly control delivery schedules or quality levels. The disruption or termination of this source for any reason could result in, at a minimum, a temporary or a long-term adverse effect on our business, revenue, financial condition and results of operations.

The semiconductor industry is intensely competitive. Most of our competitors have substantially greater resources than we do, and there can be no assurance that we will be able to successfully compete in the industry.

The semiconductor industry is highly competitive and characterized by rapid and disruptive technological change, product obsolescence and heightened international competition. Our ability to compete successfully in the industry will depend on our ability to develop, manufacture and sell complex semiconductor components and design tools that offer customers greater value and higher performance than solutions offered by competing vendors.

Significant competitive factors in the semiconductor market include, among others, product features, performance, price, timing of market introductions, effectiveness of sales channels, emergence of new computing and networking standards, quality, reliability and customer support. Our FPOA chips may be used in applications now served by vendors of FPGAs, ASICs and digital signal processors, and we will compete against vendors of these products. Most of these competitors, including Xilinx, Inc. and Altera Corporation, have greater technical, financial and marketing resources, well-established market positions, name recognition, broader product lines and longer standing customer relationships than we do. There are multiple manufacturers of communications and digital signal processing semiconductor chips currently planning or offering products that will compete with the FPOA chips we offer and plan to offer. We may not be able to compete with these vendors in the targeted applications and densities.

Increased competition would likely adversely affect our financial condition and revenue. Competitors with greater financial resources or broader product lines may have a greater ability to withstand sustained price reductions in their primary markets, retain or regain market share and offer lower prices and additional products or services that we cannot offer. These competitors may be in a stronger position to respond more quickly to new technologies and to undertake more extensive marketing campaigns. Competitive pressures could reduce or slow market acceptance of our FPOA chips and result in price reductions, lower gross margins and increased expenses that could adversely affect our business, revenue, financial condition and results of operations.

Rapid technological change could cause our FPOA chips and technology to become obsolete or require us to redesign our FPOA chips, which could have a material adverse effect on our business, revenue, financial condition and results of operations.

The rapid rate of change in technology across a wide variety of industries will require us to expend substantial resources in an effort to develop new FPOA chips that will keep pace with or stay ahead of these advancements. We may not be able to anticipate and/or respond to technological changes in a timely manner, and our response may not result in successful product development and timely product introductions. If we are unable to anticipate or respond to technological changes, our business, revenue, financial condition and results of operations could be adversely affected.

Our ability to compete depends on our ability to protect our intellectual property, which may not be adequately protected.

Our ability to compete depends upon our ability to protect our intellectual property. We rely on a combination of United States patents, copyrights, trademarks, trade secret law, employee non-disclosure agreements and work-for-hire and non-disclosure agreements with independent contractors to protect and enforce our intellectual property rights. We were granted one United States patent, and we have filed six patent applications with the United States Patent and Trademark Office. However, filing a patent application does not mean we will be issued a patent or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. In addition, there are a number of factors that could cause our patents to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Also, any common law protection of our intellectual property could be compromised by the fact that we do not have assignment of inventions agreements with our former employees.

We believe that we currently hold common law trademark rights in our trademarks MathStar and FPOA, and we have pending federal trademark applications in the United States for the trademarks MathStar and FPOA. However, filing a trademark application does not mean that our trademarks will be registered or protected. We do not have any trademarks registered outside the United States, nor do we have any trademark applications pending outside the United States. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits. We currently hold one domain name relating to our business, MathStar.com, which we believe is important to our brand recognition and overall success. We may be unable to acquire other relevant domain names in the United States and in other countries where we conduct or may conduct business. If we are not able to protect our trademarks or domain name, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty, causing us to lose significant market share. If we lose market share, our business, revenue, financial condition and results of operations may be materially adversely affected.

Our patents and patent applications and copyrights, trademarks, trade secret law, employee non-disclosure agreements and work-for-hire and non-disclosure agreements with independent contractors may not provide meaningful protection from our competitors because the status of any patent and other intellectual property rights involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Our competitors may be able to circumvent our patents and other intellectual property rights or develop new patentable technologies that displace our existing technology. In addition, and despite our efforts to protect our proprietary rights from unauthorized use or disclosure, third parties, including our employees, former employees or consultants, may attempt to disclose, obtain or use our proprietary information or technologies without our authorization. If other companies obtain our proprietary information or technologies or develop substantially equivalent information or technologies, they may develop products that successfully compete against our FPOA chips.

Our technology has no patent protection outside of the United States because we have no non-United States patents. This could result in the appropriation of our technology outside of the United States, which could have an adverse effect on our business, revenue, financial condition and results of operations.

We have no patents outside of the United States, and we do not currently plan on applying for non-United States patents. Thus, our technology does not have patent protection outside of the United States. This could result in the appropriation of our technology outside of the United States, which could have an adverse effect on our business, revenue, financial condition and results of operations. The laws of certain countries in which our FPOA chips are or may be developed, manufactured or sold may not protect our technology and intellectual property rights to the same extent as the laws of the United States. Policing the unauthorized use of our technology is difficult, may result in significant expense to us and could divert the efforts of our technical and management personnel. Even if we spend significant resources and efforts to protect our intellectual property, there can be no assurance that we will be able to prevent the appropriation of our technology. The appropriation and use by others of our proprietary intellectual property could materially harm our business, revenue, financial condition and results of operations.

We are at risk of intellectual property infringement claims.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. If we prosecute infringement claims against third parties who are infringing or illegally using our intellectual property, or if we defend ourselves or our licensees against any similar claims brought by others, it could be costly and time-consuming to us and would divert the attention of management and key personnel from business issues, regardless of the claims’ merit. Due to the anticipated costs involved in filing and conducting an infringement action to protect our technology, we may decide not to file such an action, which could result in another party misappropriating our intellectual property. We could also incur substantial costs in interference proceedings declared by the United States Patent and Trademark Office in connection with any patents or patent applications or opposition proceedings declared by the United States Patent and Trademark Office in connection with our trademarks.

Although we have filed patent applications and have been granted a patent in the United States, we have not conducted, and are not required to conduct, any search or study regarding the existence of any technology on which our technology may infringe before filing a patent application. We are required to investigate any patented technology of which we have knowledge on which our technology may infringe. We have no knowledge of any such patented technology. However, a patent application is confidential until 18 months after its filing date and, for this reason, and due to the complexities of such a search, a search may not discern technology subject to patent applications on which our technology may infringe.

A third party claiming infringement may be able to obtain an injunction or other equitable relief against us and the use of our technology by us or others, which could prevent or inhibit the production or sale of our FPOA chips. If another party bringing a claim of infringement against us prevailed, we or our licensees, if any, may be required to obtain one or more licenses from or pay royalties to third parties, which could entail significant expense. There can be no assurance that we or our vendors or licensees would be able to obtain from a third party any required license of technology at a reasonable cost or at all, or be able to design commercially acceptable non-infringing alternatives. Our failure or the failure of our vendors or licensees to obtain such a license or develop such alternatives could have a material adverse effect on our business, revenue, financial condition and results of operations.

The market for semiconductor chips has been characterized by periods of significant fluctuations in demand. Our revenue and financial performance will depend on demand for semiconductor chips overall and particularly those with the performance characteristics of our FPOA chip.

We are focusing our efforts on the design, marketing and sale of our FPOAs for users of semiconductors. The market for semiconductor chips has been characterized since its inception by significant fluctuations in demand. Beginning in early 2000, the semiconductor industry was significantly affected by the economic downturn and contraction in the computing and communication equipment markets and has only recently begun to emerge from this downturn. During this downturn, semiconductor users significantly reduced or even suspended purchases of semiconductor chips. This cycle of reduced demand for semiconductor chips resulted in significant reductions in unit demand, excess customer inventories, price erosion and excess production capacity. If demand for semiconductor chips remains low or declines further and does not increase, our business, revenue, financial condition and results of operations would be materially adversely affected.

We currently rely and we may rely in the future on contracts, relationships and arrangements between our strategic partners and the United States government, and we may enter into contracts with the United States government. Contracts with the United States government involve risks in addition to normal business risks. If our contracts or our strategic partners’ contracts with the United States government were altered or terminated for any reason, our business, revenue, financial condition and results of operations could be adversely affected.

Two of the companies with which we have strategic relationships—Honeywell International, Inc. and Valley Technologies, Inc.—have contracts, relationships and arrangements with branches of the United States government in which they are using or plan to use our FPOA chips. We may enter into contracts, relationships and arrangements with branches of the United States government in the future. In addition to normal business risks, companies engaged in supplying military or other equipment to the United States government are subject to additional risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies that may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the speed with which they become obsolete, necessity for constant design improvements, intense competition for United States government business which requires increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of United States government contracts, particularly development contracts, and generally result in adjustments of contract prices. Such contracts are subject to termination by the United States government for the convenience of the United States government. We and other companies with which we may form strategic relationships in the future may enter into similar contracts, relationships and arrangements with the United States government, which would expose us and them to the same risks. If these contracts, relationships and arrangements with the United States government were altered or terminated for any reason, our business, revenue, financial condition and results of operations could be adversely affected.

Our success depends on the services of our existing management and upon our ability to attract qualified engineers and other technical, management, sales, marketing and financial personnel.

Our success depends to a significant extent upon the continued services of our current management and on our ability to attract, retain and motivate qualified critical employees, including design and application engineers, of which there is a limited number. In some of our fields of operations, there is only a limited number of people in the job market who possess the requisite skills. The competition for such employees is very intense. Even if we identify and hire qualified employees, there can be no assurance that such employees will remain in our employ. We have had difficulty in finding qualified engineers experienced in the design of high-performance digital chips. In addition, we may not be able to attract and retain engineers located in proximity to our design centers. To employ qualified design and application engineers, we may have to establish a presence in other localities, which would be expensive.

We do not have employment or noncompetition agreements with any of our employees, including members of management, although we have non-disclosure agreements with them. The loss of the services of one or more of our executive officers or key employees, or our inability to attract qualified personnel in the future, could restrict our ability to develop new FPOA chips or enhance existing FPOA chips in a timely manner, sell our FPOA chips to our customers or manage our business effectively, which would have a material adverse effect on our business, revenue, financial condition and results of operations.

Douglas M. Pihl owned 8.7% of our outstanding shares of common stock as of February 28, 2006, which allows him to exert substantial influence over our business and management.

Douglas M. Pihl, who is our chairman, president, chief executive officer and a director, owned 1,352,501 shares individually and 125,334 shares jointly with his spouse, which is 8.7% of the outstanding shares of our common stock as of February 28, 2006, assuming the 470,238 shares subject to our restricted stock awards as of such date are outstanding. He is our single largest stockholder. Accordingly, he is able to exert significant control over our affairs including, but not limited to, the election of directors. As of February 28, 2006, Mr. Pihl’s spouse owned individually 2,834 shares of our common stock and warrants to purchase 137,492 shares, of which Mr. Pihl disclaims any beneficial ownership. Mr. Pihl’s spouse disclaims any beneficial ownership of shares owned individually by Mr. Pihl. Mr. Pihl’s spouse is a registered representative with the underwriter of our initial public offering. Mr. Pihl also disclaims beneficial ownership of 8,001 shares of our common stock owned by irrevocable trusts for which he is the grantor.

We may encounter difficulties in managing our growth and expanding our operations successfully.

If we successfully introduce our FPOAs to the marketplace, we will need to expand our development, marketing and sales capabilities. If our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our ability to manage our operations and any growth will require us to make appropriate changes and upgrades, as necessary, to our operational, financial and management controls, reporting systems and procedures. Our inability to manage growth could delay the execution of our business plan or disrupt our operations.

Changes in accounting principles, including recent changes in employee stock option accounting rules, may adversely affect our reported operating results and our efforts and success in recruiting and retaining employees.

Technology companies, including us, have a history of using employee stock programs to hire, incentivize and retain employees in a competitive marketplace. We do not recognize and currently are not required to recognize compensation expense for stock options we issue to employees, except in limited cases involving any modifications of stock options. Instead, we disclose in the notes to our financial statements information about the amounts of such charges if they were expensed.

In December 2004, the Financial Accounting Standards Board, or FASB, adopted a new accounting standard that will require companies, including us, to record equity-based compensation expense for stock options and any employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning January 1, 2006. We will apply the prospective adoption method. The actual amount of expense that we recognize will depend on the value of our common stock at the time of any grants of options and other stock awards to employees. The change in accounting rules may lead to an increased loss, if we recognize a net loss, or a decrease in reported earnings, if we have earnings. This could also adversely affect our ability to use employee stock plans to attract and reward employees and could result in a competitive disadvantage to us in the employee marketplace. Our financial results could be adversely affected by other changes in accounting principles by FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, the Public Company Accounting Oversight Board or various other bodies formed to promulgate and interpret accounting principles which have not yet been announced or adopted.

We are incurring and will incur increased costs as a result of being a public company.

On October 26, 2005, which was the effective date of our initial public offering, we became a publicly-held company. As a public company, we are incurring and will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC and The Nasdaq National Market have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs significantly and to make some activities more time consuming and costly. For example, in anticipation of becoming a public company, we created additional board committees and have adopted and are implementing policies regarding internal controls and disclosure controls and procedures. We also are incurring and will incur additional costs associated with our public company reporting requirements. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion or without incurring material costs. We also expect that these new rules and regulations will make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain and maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.

In connection with their audits of our financial statements for the years ended December 31, 2004 and 2005, our independent registered public accounting firm has reported two conditions, which together constitute a material weakness in the internal controls over our ability to produce financial statements free from material misstatements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent registered public accounting firm reported to our board of directors that we do not have a sufficient number of financial personnel with adequate training and experience in accounting and financial reporting, and our controls do not ensure that operating expenses and stock compensation transactions are identified and recorded accurately and in the appropriate accounting period. These two conditions, in combination, constitute a material weakness in our internal controls.

Our board of directors agrees that the conditions identified by our independent registered public accounting firm constitute a material weakness. We have developed a plan to address this material weakness that includes the addition of our new chief financial officer and controller, as well as the performance of an assessment of our current accounting and reporting policies and procedures, assessment of our financial accounting and reporting staff requirements, implementation of supervisory reviews by our chief financial officer and controller, implementation of new accounting policies and procedures, and the hiring and training of additional financial accounting and reporting staff. We hired a new chief financial officer in June 2005 and a new controller in July 2005. In addition to this plan, our new chief financial officer and controller are assessing our system of internal controls over financial reporting and intend to implement controls designed to assure that, among other things, operating expenses and stock compensation transactions are identified and accurately recorded.

We will have had only limited operating experience with the remedial measures we have made to date, and we have significant additional remedial measures that we must make. We cannot provide assurance that the measures we have taken to date or any future measures will adequately remediate the material weakness reported by our independent registered public accounting firm. In addition, we cannot be certain that additional material weaknesses in our internal controls will not be discovered in the future. Any failure to remediate the material weakness reported by our independent registered public accounting firm or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007 to be filed in early 2008. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could cause our stock price to decline.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the SEC and The Nasdaq National Market, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls. We will be performing the system and process evaluation, testing and any necessary remediation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by the December 31, 2007 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their impact on our operations because there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq National Market. This type of action could adversely affect our financial results, investors’ confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC and The Nasdaq National Market. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner.

Our board of directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of MathStar.

Our board of directors is authorized, without stockholder action, to establish various classes or series of preferred stock from time to time and to determine the rights, preferences and privileges of any unissued classes or series including, among other matters, any dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms, the number of shares constituting any such series and the description thereof, and to issue any such shares. Our board of directors may, without stockholder approval, issue shares of a class or series of preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of the common stock and may have the effect of delaying, deferring or preventing a change in control of us.

We will not pay cash dividends on our common stock in the foreseeable future.

We intend to retain any earnings or cash flow to finance the development of our business. Accordingly, we do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We have not paid any dividends in the past, and we may be restricted or prevented from paying cash dividends by loan covenants with any lenders.

The anti-takeover provisions of the Delaware General Corporation Law, or DGCL, may delay or prevent transactions that are favorable to our stockholders.

As a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law, or DGCL, regarding “business combinations,” as that term is defined in the DGCL. We may, in the future, consider adopting additional anti-takeover measures. The anti-takeover provisions of the DGCL, and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our board of directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal, and the market price, voting and other rights of the holders of common stock may also be affected.

Item 2. Properties

Until March 2006, our principal office was located at 5900 Green Oak Drive, Minnetonka, Minnesota in 60,000 square feet of space. The lease for this location is for an initial term of 63-1/2 months, commencing on January 15, 2002, and has two three-year extension options. We also lease office space in San Jose, California; Dallas, Texas; and Hillsboro, Oregon, near Portland. The San Jose office is approximately 200 square feet, and the lease expires in July 2006. The Dallas office is approximately 300 square feet, and the lease expires on July 31, 2006. The Hillsboro office is approximately 11,900 square feet, and the lease expires on February 28, 2011. Rents under all of the leases average approximately $21,000 per month. In March 2006, we relocated our corporate headquarters to the Hillsboro, Oregon facility. We consider our leased facilities to be adequate for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Since October 27, 2005, our common stock has been listed on The Nasdaq National Market under the symbol “MATH.”  Before October 27, 2005, there was no public market for our common stock. The following table shows the high and low sales prices for our common stock as reported on The Nasdaq National Market for the periods indicated. As of March 17, 2006, there were 17,448,000 shares of our common stock issued and outstanding.

	High	Low
Year ended December 31, 2005
Fourth quarter (beginning October 27, 2005)	$6.57	$5.26
Year ended December 31, 2006
First quarter (through March 17, 2006)	$5.75	$4.70

We have never declared or paid cash dividends on our common stock. We currently intend to retain our cash for the development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend upon then existing conditions, including our financial condition, results of operations, any contractual restrictions on the payment of dividends, capital requirements, business prospects and other factors our board of directors may deem relevant.

The number of stockholders of record at February 28, 2006 was approximately 3,000.

(b)   Not applicable.

(c)   Not applicable.

Item 6. Selected Financial Data

The selected financial data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and notes thereto included elsewhere in this report.

	Year ended December 31,					Period from Inception (April 14, 1997) to December 31,
	2001	2002	2003	2004	2005	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$—	$17	$50	$130	$134	$880
Cost of sales				53	52	105
Gross profit	—	17	50	77	82	775
Operating expenses:
Research and development	3,121	3,440	7,903	5,192	8,734	29,967
Selling, general and administrative	2,670	2,840	3,221	3,691	6,058	19,274
Total operating expenses	5,791	6,280	11,124	8,883	14,792	49,241
Loss from operations	(5,791)	(6,263)	(11,074)	(8,806)	(14,710)	(48,466)
Other income (expense)	508	82	47	57	(4,225)	(3,154)
Loss from continuing operations	(5,283)	(6,181)	(11,027)	(8,749)	(18,935)	(51,620)
Loss from discontinued operations(1)	(8,346)	(23,528)	—	—	—	(31,874)
Net loss	$(13,629)	$(29,709)	$(11,027)	$(8,749)	$(18,935)	$(83,494)
Basic and diluted loss per share—continuing operations	$(0.98)	$(0.94)	$(1.56)	$(0.95)	$(1.56)
Basic and diluted loss per share—discontinued operations	$(1.56)	$(3.59)	$ (—)	$—	$—
Basic and diluted net loss per share	$(2.54)	$(4.53)	$(1.56)	$(0.95)	$(1.56)
Weighted average number of common shares outstanding, basic and diluted	5,367	6,551	7,048	9,209	$12,121
	As of December 31,
	2001(2)	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$5,461	$4,773	$2,805	$4,132	$20,149
Working capital	4,636	4,469	1,809	3,904	19,677
Total assets	22,020	5,846	3,244	4,504	22,202
Total liabilities	1,166	724	1,152	487	2,028
Deficit accumulated during development stage	(15,074)	(44,783)	(55,810)	(64,559)	(83,494)
Total stockholders’ equity	20,854	5,122	2,092	4,017	20,174

(1)           Our acquisition of Digital MediaCom, Inc. in August 2001 resulted in a new and separate operating segment, the physical media device, or PMD, segment. In August 2002, due to events and changes in circumstances, which included a severe downturn in the market for the acquired in process PMD development projects. We committed to a plan to sell the PMD operating segment, which was comprised of the acquired Digital MediaCom operations. Accordingly, we tested the PMD assets for impairment and recorded a $13,306 goodwill impairment. This amount was included in the $23,528 loss from discontinued operations in 2002. On November 15, 2002, we sold or disposed of the assets of our PMD operating segment, including all of the valuable technology, property and equipment, licensed software and employees, for $1,752 in cash and the assumption by the buyer of $187 in liabilities. There was no gain or loss on the sale because the assets of the PMD operating segment were written down to their estimated net realizable value in August 2002.

(2)         The 2001 balance sheet data includes the assets and liabilities of the PMD operating segment that was discontinued in August 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We were incorporated in April 1997. In August 2001, we acquired Digital MediaCom, Inc. and began a new and separate operating segment, the physical media dependent, or PMD, segment. The primary business objective of the PMD segment was to develop in-process technology in high-speed serial interface chips for the 10 gigabit Ethernet market. In August 2002, we decided to cease operations of the PMD segment because of a severe downturn in the market for 10 gigabit Ethernet products. On November 15, 2002, we sold or disposed of the assets of our PMD operating segment, including all of the valuable technology, property and equipment, licensed software and employees, for $1,752,000 in cash and the buyer’s assumption of $187,000 of liabilities. The results of operations of the PMD segment are reported as discontinued operations in 2001, 2002, and in the cumulative period from inception (April 14, 1997) through December 31, 2005.

In January 2002, we decided to cease the development of the fixed-function chips that had been the goal of our research and development efforts until then and to switch to the development of a family of programmable platform chips. In November 2003, we initiated the fabrication of the first version of our FPOA chip with Taiwan Semiconductor Manufacturing Company, or TSMC, our chip fabrication contractor. In March 2004, TSMC delivered to us the first working silicon of that chip. Since that time, we have been principally engaged in further developments of our FPOA products and in marketing and selling our first FPOA to a small number of early customers. Although there can be no assurance, we expect to produce FPOA chips that will be ready for a broader market release and we believe we will begin selling to customers in the first half of 2006.

Financial Operations Overview

From inception through December 31, 2005, we had gross revenues of $880,000, a loss from continuing operations of $51,620,000, and a loss from our discontinued PMD operations of $31,874,000. At December 31, 2005, we had federal and state income tax net operating loss carryforwards of approximately $62,554,000. The operating loss carryforwards will expire in the calendar years from 2014 to 2022. At December 31, 2005, we had federal and state research credit carryforwards of approximately $2,874,000. The research credit carryforwards will expire in the calendar years from 2014 to 2022. Under the Internal Revenue Code of 1986, the utilization of these net operating loss and research credit carryforwards may be limited as a result of significant changes in our ownership.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs of our sales and marketing and administrative staff, general corporate activities and an allocation of facilities and depreciation expenses. We anticipate that our selling, general and administrative costs will increase as a result of increasing our sales and marketing and administrative staff to support sales of FPOA chips in worldwide markets and to support our growth and operation as a public company.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our judgments related to accounting estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We have generated limited revenues since our inception. Revenue before 2002 resulted from contractual research and development services and was recognized as the services were performed. Customer payments received in advance of providing services were recorded as customer deposits. Costs related to this revenue consisted primarily of salary and related benefits of certain employees and were included in research and development expenses.

Revenue after 2002 resulted primarily from the sale of prototype products and product development kits. We recognize revenue for these products when:

•       persuasive evidence of an arrangement exists;

•       delivery has occurred;

•       the sales price is fixed or determinable;

•       collectibility is reasonably assured; and

•       there are no post-delivery obligations.

During 2005, revenue also resulted from contractual research and development services that was recognized as the services were performed. Costs related to these revenues consisted primarily of salary and related benefits of certain employees and were included in cost of sales.

During 2004 and 2005, we made marketing support payments to one customer. Such payments are reported as a reduction of revenue in accordance with Emerging Issues Task Force, or EITF, Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Accounts Receivable

Accounts receivable are initially recorded at fair value upon the sale of products or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts, we take several factors into consideration, including our prior history of accounts receivable write-offs, the type of customer and our knowledge of specific customers. To date, we have not had any account write-offs, nor have we recorded an allowance for bad debts.

Stock-Based Compensation

We account for non-employee stock-based compensation awards based on the fair value of the equity instruments issued in accordance with the with Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96 18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Total stock compensation expense related to non-employee stock-based compensation awards totaled $26,000, $50,000 and $515,000 in 2003, 2004 and 2005.

We account for stock-based compensation to employees under the intrinsic-value method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and disclose the effect of the differences which would result had we applied the fair value method of accounting on a pro forma basis, as permitted by SFAS No. 123. The minimum value method that was used prior to becoming a public company to measure fair value assumes that our stock price volatility is zero. As a public company, we no longer apply the minimum value method and estimate the fair value of employee stock-based compensation using an option pricing model that includes a volatility factor representative of a comparable public company. This will result in an increase in the estimated fair value of our employee stock options granted after completion of our initial public offering. In future accounting periods, the determination of valuation variables such as volatility and holding period could also affect our expense computation.

The determination of the fair value of our common stock before our initial public offering involves considerable judgment. In making this determination, we evaluated, among other things, our common stock transactions, current market conditions and operational milestones.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revised SFAS No. 123 and supersedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25, and requires that the compensation costs relating to such transactions be recognized in the statement of operations based upon the grant date fair value of those instruments. The revised statement is effective for us in the first quarter of 2006 which begins on January 1, 2006. We expect that adoption of SFAS No. 123R will result in significant charges to operations beginning in 2006. However, we have not yet determined the amount of such charges.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. We have recorded a valuation allowance to offset our net deferred tax assets based upon our history of generating losses and the related uncertainty about our ability to generate sufficient taxable income to realize these benefits.

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

Years ended December 31, 2004 and 2005

Revenue and Cost of Sales.   We recognized revenue for the year ended December 31, 2005 of $134,000 compared to $130,000 for the year ended December 31, 2004. Revenue in 2004 consisted of revenues generated from the sale of product development kits. Revenue in 2005 consisted of $59,000 generated from the sale of development kits and $75,000 from non-recurring engineering services. Cost of sales was $53,000 and $52,000 for the years ended December 31, 2004 and 2005. Cost of sales for both years consisted of the cost of third party software licenses and certain salaries and benefits directly related to the delivery of engineering services.

Research and Development.   Research and development costs increased 68% or $3,542,000 to $8,734,000 for the year ended December 31, 2005 compared to $5,192,000 for the year ended December 31, 2004. The $3,542,000 increase was the result of increased payroll costs ($1,110,000), contract engineering costs ($1,890,000) and material costs ($540,000). The increase in research and development costs is primarily due to engineering costs associated with the design changes needed to commercialize our FPOA technology.

Selling, General and Administrative.   Selling, general and administrative costs increased 63% or $2,367,000 from $3,691,000 for the year ended December 31, 2004 to $6,058,000 for the year ended December 31, 2005. The $2,367,000 increase was the result of increased compensation costs of $1,384,000, of which $651,000 was non-cash expense related to stock options and restricted stock awards, and the remaining increase was primarily costs associated with building the selling, general and administrative infrastructure and increased costs associated with being a public company of $983,000. These increased costs include legal fees, independent auditor fees, travel, insurance, printing and transfer agent costs.

Other Income (Expense).   For the year ended December 31, 2005, other expense of $4,225,000 included $4,395,000 of interest expense associated with the convertible notes issued in April 2005 (which included the amortization of discount recorded for the value of the beneficial conversion feature and the warrants issued to the note holders and interest costs). This interest expense is partially offset by interest income on invested cash balances of $170,000. Other income for the year ended December 31, 2004 of $57,000 consisted of interest income on invested cash balances.

Years ended December 31, 2003 and 2004

Revenue and Cost of Goods Sold.   For the year ended December 31, 2003, we recognized $50,000 of revenue compared to $130,000 of revenue for the year ended December 31, 2004, an increase of $80,000. Revenue for the year ended December 31, 2003 consisted of revenue from the sale to one customer of prototype chips. Revenue for the year ended December 31, 2004 consisted of revenue from selling product development kits. Costs of goods sold for the year ended December 31, 2004 are the cost of the third party software licenses. There were no third party software licenses included in the sale for the year ended December 31, 2003, and all costs of developing our prototype chips were expensed as research and development costs as incurred.

Research and Development.   Research and development costs decreased 34% or $2,711,000 from $7,903,000 for the year ended December 31, 2003 to $5,192,000 for the year ended December 31, 2004. The decrease was a result of lower compensation costs ($1,889,000), lower engineering and design consulting costs ($1,278,000) and lower licensed intellectual property costs ($240,000) offset by higher computer-aided design, or CAD, software license costs ($349,000) and higher product development costs ($225,000). During 2003, we reorganized our research and development efforts to execute on the change of focus from fixed function chips to reprogrammable platform chips. As a result of this change in focus, we reorganized our research and development staff by terminating the employment of some engineers and spending fewer dollars on consultants. All severance amounts were paid before December 31, 2003. We were also able to stop paying for licensed intellectual property. These cost savings were partially offset by additional costs for CAD software licenses and costs for prototype boards.

Selling, General and Administrative.   Selling, general and administrative costs increased 15% or $470,000 from $3,221,000 for the year ended December 31, 2003 to $3,691,000 for the year ended December 31, 2004. The increase was the result of increased payroll costs ($920,000) as we began building a marketing organization to commercialize our FPOA chip. This was partially offset by lower rent expense and lower depreciation as we consolidated facilities.

Other Income (Expense).   For the years ended December 31, 2003 and 2004, other income consisted of interest income from invested cash and cash equivalent balances and was $47,000 for 2003 and $57,000 for 2004. The increase in 2004 was primarily the result of a larger average cash and cash equivalent balance.

Liquidity and Capital Resources

Since inception on April 14, 1997, we have funded our cash flow needs principally through sales of our common stock, rights to purchase our common stock and 8% convertible promissory notes. During the period from April 14, 1997 to December 31, 2005, we raised net proceeds of $71,351,000 from sales of common stock and common stock warrants and $5,500,000 from sales of 8% convertible promissory notes and common stock warrants. During 2002, we received net proceeds of $13,658,000 from the issuance of common stock. During 2003, we received net proceeds of $2,493,000 from the issuance of common stock and $5,304,000 from the issuance of warrants to purchase our common stock. During 2004, we received net proceeds of $7,978,000 from sales of our shares for $4.80 per share in a private placement and net proceeds of $2,645,000 from the exercises of warrants to purchase our common stock.  During 2005, we received net proceeds of $24,633,000 in our initial public offering and $5,500,000, consisting of principal and interest due under our 8% convertible promissory note that were converted to common stock.

Our sales and marketing infrastructure as well as the administrative support to commercialize our FPOA technology are substantially in place. We will continue to add additional sales personnel to increase our presence in the market. Our first chip for mass production is in the process of being manufactured. We anticipate that we will have available for sale the new version of our FPOA chip in the first half of 2006, although such production and sale cannot be assured. Going forward, our results of operations will depend upon how long it takes and how successful we are in achieving market acceptance of our FPOA technology.

Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs. We believe that our cash on hand, combined with our existing capital resources, will be sufficient to meet our capital and operating needs for at least 12 months. However, we anticipate seeking additional financing during 2006. Our long-term financing requirements will depend significantly on our ability to penetrate the market with our FPOA chip technology. If existing cash, cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt or equity securities, these securities may have rights senior to those associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing or successfully market our products on a timely basis, we would have to slow our product development and marketing efforts and may be unable to continue our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $9,611,000, $9,311,000 and $13,740,000,  for the years ended December 31, 2003, 2004 and 2005. Net cash used for operating activities for the years ended December 31, 2003 and 2004 was to fund our on-going research and development activities and our selling, general and administrative costs. Net cash used for operating activities for the year ended December 31, 2005 was to fund on-going research and development activities and restructure and grow the sales, marketing and administrative organization in order to begin the commercialization of our FPOA technology.

Net Cash Provided (Used) by Investing Activities

No cash was used in investing activities for the year ended December 31, 2003. For the years ended December 31, 2004 and 2005, $13,000 and $312,000 was used in investing activities for the purchase of property and equipment, consisting primarily of acquisitions of computers and office equipment to support our operations. We expect our capital expenditures in 2006, to be approximately $1,000,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7,643,000, $10,651,000 and $30,068,000, for the years ended December 31, 2003, 2004 and 2005. For all of these periods, financing cash flows consist of the proceeds from the issuance of common stock and warrants for the purchase of common stock, the exercise of common stock warrants, the exercise of stock options. In addition, during the year ended December 31, 2005, we issued $5,500,000 of 8% convertible promissory notes (of which $5,416,000 principal and accrued interest were converted to common stock in December 2005) and related common stock warrants.

Contractual Cash Obligations

The following tables show the future payments that we are obligated to make based on agreements in place as of December 31, 2005 (in thousands):

	Due in the Year Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$1,288	$628	$269	$275	$283	$47	$2,790
Purchase obligations	601						601
Total	$1,889	$628	$269	$275	$283	$47	$3,391

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2005 is as follows (the numbers in the table may not add up due to rounding):

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2004
Net revenue	$—	$—	$100	$30
Cost of sales	—	—	45	8
Gross profit	—	—	55	22
Operating expenses:
Research and development	1,280	880	1,342	1,690
Selling, general and administrative	836	987	973	895
Total operating expenses	2,116	1,867	2,315	2,585
Loss from operations	(2,116)	(1,867)	(2,260)	(2,563)
Other income (expense)	14	19	14	10
Net loss	$(2,102)	$(1,848)	$(2,246)	$(2,553)
Basic and diluted net loss per share	$(0.25)	$(0.20)	$(0.24)	$(0.26)
Weighted average number of common shares outstanding	8,333	9,101	9,468	9,925
2005
Net revenue	$15	$25	$15	$79
Cost of sales	7	8	—	37
Gross profit	8	17	15	42
Operating expenses:
Research and development	2,572	2,006	1,806	2,350
Selling, general and administrative	1,023	1,435	1,519	2,081
Total operating expenses	3,595	3,441	3,325	4,431
Loss from operations	(3,587)	(3,424)	(3,310)	(4,389)
Other income (expense)	7	(476)	(893)	(2,863)
Net loss	$(3,580)	$(3,900)	$(4,203)	$(7,252)
Basic and diluted net loss per share	$(0.32)	$(0.35)	$(0.37)	$(0.49)
Weighted average number of common shares outstanding	11,155	11,192	11,233	14,870

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MathStar, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of MathStar, Inc. (a development stage company) (the “Company”) at December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and cumulatively for the period from April 14, 1997 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and will require additional funding to continue its operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 17, 2006, except for
Note 8, as to which the date is March 30, 2006

MathStar, Inc.
(A development stage company)

Balance Sheets

	December 31,
	2004	2005
	(in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$4,132	$20,149
Accounts receivable	29	75
Prepaid expenses and other current assets	230	1,480
Total current assets	4,391	21,704
Property and equipment, net	109	347
Other assets	4	151
Total assets	$4,504	$22,202
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$251	$734
Accrued expenses	236	1,294
Total liabilities	487	2,028
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 11,140 and 17,415 shares issued and outstanding at December 31, 2004 and 2005, respectively	111	175
Additional paid-in capital	68,465	105,717
Unearned compensation	—	(2,224)
Deficit accumulated during the development stage	(64,559)	(83,494)
Total stockholders’ equity	4,017	20,174
Total liabilities and stockholders’ equity	$4,504	$22,202

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Statements of Operations

	Year Ended December 31,			Cumulative for the Period from Inception (April 14, 1997) Through December 31,
	2003	2004	2005	2005
	(in thousands, except per share amounts)
Revenue	$50	$130	$134	$880
Cost of sales	—	53	52	105
Gross margin	50	77	82	775
Operating expenses
Research and development	7,903	5,192	8,734	29,967
Selling, general and administrative	3,221	3,691	6,058	19,274
	11,124	8,883	14,792	49,241
Operating loss	(11,074)	(8,806)	(14,710)	(48,466)
Interest income	47	57	170	1,420
Interest expense	—	—	(4,395)	(4,591)
Other income, net	—	—	—	17
Net loss from continuing operations	(11,027)	(8,749)	(18,935)	(51,620)
Loss from discontinued operations (Note 4)	—	—	—	(31,874)
Net loss	$(11,027)	$(8,749)	$(18,935)	$(83,494)
Basic and diluted loss per share from continuing operations	$(1.56)	$(0.95)	$(1.56)
Basic and diluted loss per share from discontinued operations	$—	$—	$—
Basic and diluted loss per share	$(1.56)	$(0.95)	$(1.56)
Weighted average basic and diluted shares outstanding	7,048	9,209	12,121

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.
(A development stage company)

Statements of Changes in Stockholders’ Equity
Cumulative for the Period from Inception (April 14, 1997) Through December 31, 2005

		Price	Common Stock		Additional			Deficit Accumulated During the
	Date	Per Share	Shares	Par Value	Paid-in Capital	Notes Receivable	Unearned Compensation	Development Stage	Total
	(in thousands, except per share amounts)
Issuance of common stock to founders for cash and notes receivable	January 1998	$0.045	667	$7	$23	$(15)			$15
Net income								$7	7
Balances at December 31, 1998			667	7	23	(15)	—	7	22
Payments on notes receivable						15			15
Net loss								(15)	(15)
Balances at December 31, 1999			667	7	23	—	—	(8)	22
Issuance of common stock for notes receivable	April 2000	$.11	2,100	21	209	(230)			—
Issuance of common stock for cash	June 2000	$5.25	140	1	735				736
Payments on notes receivable						230			230
Issuance of common stock for cash, net of offering costs of $1,908	July - November 2000	$8.25	2,235	23	16,511				16,534
Net loss								(1,437)	(1,437)
Balances at December 31, 2000			5,142	52	17,478	—	—	(1,445)	16,085
Issuance of common stock in connection with the acquisition of Digital Mediacom, Inc.	August 2001	$8.25	1,603	16	13,210				13,226
Issuance of options and warrants in connection with the acquisition of Digital Mediacom, Inc.					5,158				5,158
Stock-based employee compensation					148				148
Stock-based nonemployee compensation					116				116
Repurchase of common stock			(667)	(7)	(243)				(250)
Net loss								(13,629)	(13,629)
Balances at December 31, 2001			6,078	61	35,867	—	—	(15,074)	20,854
Issuance of common stock for cash, net of offering costs of $1,645	April - August 2002	$10.50	1,458	14	13,644				13,658
Exercise of stock options			9		47				47
Stock-based employee compensation					528				528
Repurchase of common stock			(500)	(5)	(252)				(257)
Net loss								(29,709)	(29,709)
Balances at December 31, 2002			7,045	70	49,834	—	—	(44,783)	5,121
Issuance of warrants to purchase common stock for cash, net of offering costs of $697	April - August 2003				5,304				5,304
Issuance of common stock for cash, net of offering costs of $316	December 2003	$4.80	585	6	2,487				2,493
Exercise of warrants for subscription receivable			18		27				27
Stock-based employee compensation					148				148
Stock-based nonemployee compensation—options					26				26
Net loss								(11,027)	(11,027)
Balances at December 31, 2003			7,648	76	57,826	—	—	(55,810)	2,092

MathStar, Inc.
(A development stage company)

Statements of Changes in Stockholders’ Equity (Continued)
Cumulative for the Period from Inception (April 14, 1997) Through December 31, 2005

		Price	Common Stock		Additional			Deficit Accumulated During the
	Date	Per Share	Shares	Par Value	Paid-in Capital	Notes Receivable	Unearned Compensation	Development Stage	Total
	(in thousands, except per share amounts)
Balances at December 31, 2003			7,648	76	57,826	—	—	(55,810)	2,092
Issuance of common stock for cash, net of offering costs of $970	January - August 2004	$4.80	1,864	19	7,959				7,978
Exercise of warrants for cash, net of warrant call costs of $279			1,627	16	2,629				2,645
Exercise of stock options			1		1				1
Vesting of warrants issued to nonemployees					50				50
Net loss								(8,749)	(8,749)
Balances at December 31, 2004			11,140	111	68,465	—	—	(64,559)	4,017
Exercise of warrants for cash			101	2	233	—		—	235
Warrants issued in connection with convertible bridge notes			—	—	1,126	—		—	1,126
Discount on convertible bridge notes—beneficial conversion rate			—	—	2,502	—		—	2,502
Vesting of warrants issued to nonemployees			—	—	515	—		—	515
Issuance of common stock in public offering, net of offering costs of $2,967	Oct./Dec. 2005	$6.00	4,600	46	24,587	—		—	24,633
Restricted common stock issued to employees			457	5	2,736		(2,741)	—	—
Forfeitures of restricted stock			(11)	—	(70)		70	—	—
Bridge note conversion	Dec. 2005	$4.80	1,128	11	5,419		—	—	5,430
Stock-based employee compensation—restricted stock			—	—			447	—	447
Stock-based employee compensation—options			—	—	204		—	—	204
Net loss			—	—	—		—	(18,935)	(18,935)
Balances at December 31, 2005			17,415	$175	$105,717	—	$(2,224)	$(83,494)	$20,174

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Statements of Cash Flows

	Year Ended December 31,			Cumulative for the Period from Inception (April 14, 1997) Through December 31,
	2003	2004	2005	2005
	(In thousands)
Cash flows from operating activities
Net loss	$(11,027)	$(8,749)	$(18,935)	$(83,494)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	358	183	74	1,533
Amortization of beneficial conversion feature convertible notes and value of warrants issued with convertible notes	—	—	3,628	3,628
Interest expense settled with common stock	—	—	230	230
Amortization of discount on held-to-maturity securities	—	—	—	(233)
Acquired in-process research and development	—	—	—	4,300
Stock-based compensation	175	50	1,166	2,241
Goodwill impairment	—	—	—	13,306
Change in operating assets and liabilities, net of effects of acquisition
Accounts receivable	—	(29)	(46)	70
Prepaid expenses and other assets	302	(101)	(896)	(991)
Accounts payable	68	(188)	178	281
Accrued expenses	513	(477)	862	1,076
Net cash used in operating activities	(9,611)	(9,311)	(13,740)	(58,064)
Cash flows from investing activities
Cash used in acquisition, net of cash acquired	—	—	—	(791)
Purchase of property and equipment	—	(13)	(312)	(1,720)
Proceeds from sale of discontinued operations	—	—	—	1,752
Purchases of held-to-maturity securities	—	—	—	(10,000)
Sales of held-to-maturity securities	—	—	—	10,233
Net cash used in investing activities	—	(13)	(312)	(526)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	2,493	7,978	24,633	66,047
Proceeds from issuance of convertible notes	—	—	5,500	5,500
Payments on convertible notes	—	—	(300)	(300)
Proceeds from issuance of warrants to purchase common stock, net of offering costs	5,304	—	—	5,304
Proceeds from exercise of warrants, net of costs	—	2,645	235	2,908
Collection of subscription receivable	—	27	—	27
Proceeds from exercise of stock options	—	1	—	1
Principal payments on notes receivable from stockholders	—	—	—	245
Principal payments on notes payable to stockholders	(125)	—	—	(250)
Repurchase of common stock	—	—	—	(257)
Payments on capital lease obligations	(29)	—	—	(486)
Net cash provided by financing activities	7,643	10,651	30,068	78,739
Net (decrease) increase in cash and cash equivalents	(1,968)	1,327	16,017	20,149
Cash and cash equivalents
Beginning of period	4,773	2,805	4,132	—
End of period	$2,805	$4,132	$20,149	$20,149
Cash paid during period for interest				26
Significant noncash transactions
Common stock, options and warrants issued in connection with Digital Mediacom, Inc. acquisition	$—	$—	$—	$18,384
Exercise of warrants for subscription receivable	27	—	—	27
Capital lease obligation incurred for acquisition of fixed assets	—	—	—	426
Repurchase of common stock with notes payable	—	—	—	250
Prepaid licenses included in accrued expenses	—	—	601	601
Conversion of notes payable and $230 of accrued interest into common stock	—	—	5,430	5,430

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements
(in thousands, except per share amounts)

1.   Nature of the Business and Going Concern

MathStar, Inc. (the “Company”) was incorporated as a Minnesota corporation in April 1997 and reincorporated under Delaware law during 2005. The Company is a fabless semiconductor company addressing the reconfigurable logic markets with a new class of platform chips designed to be high performance, reconfigurable integrated circuits based on the Company’s proprietary silicon object technology. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruitment of management and technical staff, acquiring operating assets and raising capital. The Company has generated only nominal revenues from the sale of development kits that support customer development of applications for one of the Company’s products, the sale of product prototypes and contractual research and development services. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

In November 2005, the Company closed on its initial public offering of 4,000 shares of its common stock at $6.00 per share and in December 2005 the Company closed on the underwriter’s overallotment option of 600 shares of the Company’s common stock at $6.00 per share, resulting in net proceeds to the Company of $24,633.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception. The Company expects to incur additional losses and will require additional funding to continue its operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional equity financing during 2006. However, there can be no assurance that such additional funding will be available on terms acceptable to the Company or at all.

2.   Summary of Significant Accounting Policies

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate their fair values due to their short maturities and/or market-consistent interest rates.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three to five years, using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operating results. Repairs and maintenance costs are expensed as incurred.

Patents

The Company has filed applications for patents with the U.S. Patent and Trademark Office. The legal fees and application costs associated with obtaining patents from the U.S. Patent and Trademark Offices are expensed as incurred.

Long-Lived Assets

The recoverability of long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such assets is not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes. See Note 4 regarding assessment of the carrying value of goodwill.

Research and Development

Research and development expenses represent costs incurred for designing and engineering of the Company’s products, including the costs of developing design tools and applications to enable customers to more easily utilize the Company’s products. The Company expenses all research and development costs related to development of its products. Development of certain tools and applications include the development of software. Such research and development expenses are required to be expensed until the point that technological feasibility of the software is established. The Company determines technological feasibility based upon completion of a working model of the software. To date, the period between technological feasibility and general release of the software has been short, such that virtually all of the Company’s software development costs relate to software development during the period prior to technological feasibility. Accordingly, all such costs have been charged to operations as incurred.

Revenue Recognition

Revenue prior to 2003 resulted from contractual research and development services and was recognized as the services were performed. Customer payments received in advance of providing services were recorded as customer deposits. Costs related to these revenues consisted primarily of salary and related benefits of certain employees and were included in operating expenses.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

Revenue after 2002 resulted from the sale of prototype products and the sale of product development kits. The Company recognizes revenue for these products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is reasonably assured and there are no post-delivery obligations. During 2004 and 2005, marketing support was paid to a customer of the Company. Such payments are reported as a reduction of revenue in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

During 2005, revenue also resulted from contractual research and development services that was recognized as the services were performed. Costs related to these revenues consisted primarily of salary and related benefits of certain employees and were included in cost of sales.

Stock-Based Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation to nonemployees using the fair value method prescribed by SFAS No. 123. Compensation cost for stock options granted to nonemployees is measured based on the fair value of the option at the date of grant with the unvested portion revalued at each balance sheet date. Compensation costs, if any, are amortized over the underlying option vesting terms.

The following table presents the pro forma effect on net loss if the Company had applied the fair value recognition provisions for SFAS No. 123 to stock-based employee compensation:

				Cumulative
				for the Period
				from Inception
				(April 14, 1997)
				Through
	Year Ended December 31,			December 31,
	2003	2004	2005	2005
Net loss as reported	$(11,027)	$(8,749)	$(18,935)	$(83,494)
Add: Total stock-based employee compensation expense included in net loss, as reported	148	—	651	1,475
Deduct: Total stock-based employee compensation expense determined under fair value based method for all employee awards	(369)	(174)	(912)	(2,697)
Pro forma net loss	$(11,248)	$(8,923)	$(19,196)	$(85,163)
Basic and diluted loss per share:
As reported	$(1.56)	$(0.95)	$(1.56)
Pro forma	$(1.60)	$(0.97)	$(1.58)

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $4, $3 and $14 for the years ended December 31, 2003, 2004 and 2005, respectively, and $137 cumulative for the period from inception (April 14, 1997) through December 31, 2005.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents primarily in checking and money market accounts with one financial institution that management considers creditworthy. However, the Federal Deposit Insurance Corporation does not insure most of these accounts.

Comprehensive Loss

Comprehensive loss, as defined in SFAS No. 130, Reporting Comprehensive Income, includes all changes in equity during a period from nonowner sources. The Company has not had any changes in stockholders’ equity from nonowner sources other than a net loss.

Earnings Per Share

Basic earnings per share are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options, warrants and convertible notes payable, using the treasury stock method. Options and warrants to purchase 3,672, 2,611 and 4,021 shares of common stock were outstanding at December 31, 2003, 2004 and 2005, respectively, but were not included in the computation of net loss per share as their effect was anti-dilutive. Common shares issuable upon exercise of the convertible notes payable and related accrued interest and shares of the Company’s contingently issuable restricted stock also were not included in the computation of net loss per share as their effect was anti-dilutive (see Note 6).

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revised SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The revised statement addresses the accounting for share-based

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations based upon the grant-date fair value of those instruments. The revised statement is effective for the Company in the first quarter of 2006 which begins on January 1, 2006. The Company expects that adoption of SFAS No. 123R will result in significant charges to operations beginning in 2006.

Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives. The Company will adopt SFAS No. 123R using the prospective method. Because the Company has historically followed the “minimum value” method permitted by SFAS No. 123, the prospective method will require the Company to record compensation expense only for options issued after the closing of the Company’s initial public offering in November 2005.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces Accounting Principals Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt SFAS No. 154 by January 1, 2006. The Company does not expect the adoption of this statement to have an impact on its financial statements.

3.   Selected Balance Sheet Information

The following presents prepaid expenses and other current assets:

	December 31,
	2004	2005
Prepaid license fees	$108	$775
Prepaid insurance	25	165
Prepaid rent	—	89
Other	97	451
	$230	$1,480

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

The following presents property and equipment, net:

	December 31,
	2004	2005
Computer equipment	$896	$1,003
Purchased software	425	425
Furniture and fixtures	165	370
	$1,486	$1,798
Less: Accumulated depreciation	(1,377)	(1,451)
Total property and equipment, net	$109	$347

Depreciation expense was $358, $183 and $74 for the years ended December 31, 2003, 2004 and 2005 and $1,533 cumulative for the period from inception (April 14, 1997) through December 31, 2005.

The following presents accrued expenses:

	December 31,
	2004	2005
Accrued rent	$146	$117
Accrued compensation	90	417
Accrued professional fees	—	320
Other	—	440
Total accrued expenses	$236	$1,294

4.   Acquisition and Disposition of Digital Mediacom, Inc.

Acquisition

On August 31, 2001, the Company completed its acquisition of Digital Mediacom, Inc. (“DMC”), a provider of design and engineering services and a developer of physical media device technology. In connection with the merger transaction, the Company acquired all outstanding shares of DMC common stock in exchange for cash of $950 and 1,603 shares of the Company’s common stock. In addition, options and warrants to purchase shares of DMC common stock outstanding immediately prior to the consummation of the merger were assumed by the Company and converted into options and warrants to purchase 781 shares of the Company’s common stock. The total purchase price, including the fair value of converted options and warrants and direct acquisition costs, was $19,402. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The most significant asset was $4,300 of acquired, in process research and development (see discussion below). The excess of the purchase price over the fair value of the net assets acquired of $14,589 was recorded as goodwill.

In-Process Research and Development

At the time of acquisition, DMC had certain in process development projects. Management estimated that $4,300 of the purchase price represented the fair value of purchased in process research and development relating to these development projects which had not yet reached technological feasibility and had no alternative future uses. The Company estimated the fair value of the in-process research and development using an income approach, which estimates fair value by discounting the cash flows expected to arise from the development of the in-process projects and future sale of the resulting products.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

Goodwill Impairment and Discontinued Operations

In August 2002, due to events and changes in circumstances which included a severe downturn in the market for the acquired in process development projects, management and the Board of Directors committed to a plan to sell the physical media device (“PMD”) operating segment which was comprised of the acquired DMC operations. Accordingly, the Company tested the PMD assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 142, Goodwill and Other Intangible Assets, and recorded a $13,306 goodwill impairment charge.

On November 15, 2002, the Company closed on the sale of its PMD operating segment for $1,752 in cash. In connection with the sale, the buyer assumed $187 in liabilities, and the Company sold or disposed of all of the valuable technology, property and equipment, licensed software and employees. There was no gain or loss on the sale because the assets of the PMD operating segment were written down to their estimated net realizable value in August 2002.

The operating results from the discontinued PMD operating segment included in the accompanying financial statements were as follows:

Cumulative for the Period from August 31, 2001 Through December 31, 2002
Operating expenses	$14,268
Purchased in-process research and development	4,300
Goodwill impairment	13,306
Loss from discontinued operations	$31,874

5.   Note Payable to Stockholder

On January 16, 2002, the Company agreed to purchase 500 shares of the Company’s common stock from a stockholder in exchange for a note payable of $250. The note bore interest at 5% and was due in four equal installments through 2002. At December 31, 2002, the remaining balance due was $125. During 2003, the Company repaid the outstanding balance of this note payable.

6.   Stockholders’ Equity

Authorized Shares

The Company’s authorized capital consists of 100,000 shares of capital stock, of which 90,000 shares have been designated as common stock ($0.01 per share par value), and 10,000 shares have been designated as preferred stock ($0.01 per share par value). In addition, 3,411 of the 90,000 shares of common stock have been reserved for issuance under the Company’s Stock Option and Restricted Stock Plans. Each share of common stock entitles the holder to one vote.

Stock Split

The Company’s Board of Directors and stockholders declared a three-for-one reverse stock split, effective June 10, 2005. The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

Warrants

In connection with its initial public offering, the Company issued warrants to purchase 400 common shares to the selling agent at an exercise price of $7.20 per share expiring in October 2010.

In connection with the convertible notes issued in April 2005 (see“Convertible Notes” below), the Company issued warrants to purchase 367 common shares at an exercise price of $4.80 per share.

In March 2005, the Company granted fully vested warrants to purchase 33 common shares at an exercise price of $6.00 per share to a consultant of the Company. In August 2005, the Company granted warrants to purchase 80 common shares at an exercise price of $6.30 per share to a consultant of the Company. These warrants vest ratably over three years beginning retroactively to October 2004. Total stock compensation expense related to these warrants during the year ended December 31, 2005 was $247. The fair value of the warrants was measured as they were earned using the Black-Scholes option pricing model and the following assumptions at December 31, 2005:  term—10 years; volatility—73.8%; risk-free interest rate—4.35%; and expected dividend yield of zero.

In connection with the issuance of  common stock by the Company from January 2004 to August 2004, the Company issued warrants to the selling agent to purchase 244 shares of common stock at an exercise price of $4.80. 200 of the warrants expire on March 24, 2009, and the remaining 44 warrants expire on August 15, 2009.

In October and December 2004, the Company granted warrants to purchase 253 shares of the Company’s common stock at a price of $6.00 per share to consultants of the Company. Of these warrants, warrants to purchase 170 shares vest over three years and have a ten-year term. The remaining warrants to purchase 83 shares vest based on design wins and have a five-year term. Total stock-based compensation expense related to these warrants during the years ended December 31, 2004 and 2005 and cumulative for the period from inception (April 14, 1997) through December 31, 2005 was $50, $515 and $565, respectively. Unvested stock-based compensation related to these warrants at December 31, 2005 was $840. The fair value of these warrants was measured as they were earned using the Black-Scholes option pricing model and the following assumptions at December 31, 2005: term—10 years; volatility—68%; risk-free interest rate—4.47%; and expected dividend yield of zero.

In the period between April 1, 2003 and July 31, 2003, the Company received proceeds of $5,304 net of $697 of offering costs, in exchange for 2,000 three-year warrants to purchase shares of the Company’s common stock. These warrants, which expire if not exercised three years after issuance, consisted of 1,000 Part A Warrants with an exercise price of $1.50 and 1,000 Part B Warrants with an exercise price of $2.25.

The warrants are redeemable at the Company’s option upon at least 30 days’ notice at a redemption price of $0.01 per warrant under any of the following circumstances:

•       Part A and B Warrants are redeemable by the Company when any one of the following transactions closes: i) the sale, lease, exchange or other transfer, directly or indirectly, of all or substantially all of the assets of the Company, ii) the approval by the Company’s stockholders of any plan or proposal for the liquidation or dissolution of the Company, iii) any person or entity becomes the beneficial owner, directly or indirectly, of more than 50% of combined voting power of the outstanding securities of the Company, or iv) a merger or consolidation to which the Company’s stockholders represent less than 50% of the surviving company’s combined voting power of outstanding securities.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

•       Part A Warrants were redeemable by the Company when the Company gave notice that it had fabricated and successfully tested and demonstrated the functionality of its Field Programmable Object Array chip (the “Chip”) and also received commitments from at least two customers that will use the Chip in at least one of each customer’s design programs.

•       Part B Warrants are redeemable by the Company when the Company gives notice that it has i) closed on a strategic investment from a company with significant financial resources (as defined) that is a participant in the semiconductor industry or a related industry, or ii) recognized total aggregate cumulative revenue from the sale or license of its silicon object chips of at least $2,500.

During 2004, the Company gave notice that it had achieved the milestones required to permit the Company to redeem the Part A warrants. In December 2004, the Company called for redemption of all Part A warrants. Proceeds from the exercise of Part A warrants to purchase 981 shares and Part B warrants to purchase 646 shares, whose holders voluntarily elected to exercise, were $2,645 net of offering costs of $279. The remaining Part A warrants to purchase 19 shares were exercised in December 2003 and January 2005.

In connection with the sale of warrants to purchase shares of the Company’s common stock from April to July 2003, the Company issued warrants to the selling agent to purchase 200 shares of the Company’s common stock at an exercise price of $4.89. Of these warrants, warrants to purchase 183 shares expire on June 29, 2008, and the remaining warrants to purchase 17 shares expire on July 7, 2008.

In connection with the issuance of common stock by the Company from April 2002 to August 2002, the Company issued warrants to the selling agent to purchase 146 shares of common stock at an exercise price of $10.50. The warrants expire on July 18, 2007.

In connection with the acquisition of DMC in August 2001, warrants to purchase shares of DMC common stock were converted to warrants to purchase 37 shares of the Company’s common stock at an exercise price of $7.76. Of these warrants, warrants to purchase 34 shares expired on various dates through December 31, 2005, and the remaining warrants to purchase 3 shares expire on various dates through March 2006.

In connection with the issuance of common stock by the Company in July and November 2000, the Company issued warrants to the selling agent to purchase 224 shares of common stock at an exercise price of $8.25. All of these warrants had expired as of December 31, 2005.

During December 2003, warrants to purchase 18 shares were exercised in exchange for a subscription receivable for $27. The subscription receivable was paid in January 2004.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

The following table summarizes warrant activity:

	Warrants Outstanding	Price Range Per Share
Warrants outstanding at beginning of period (inception)
Warrants issued in 2000	224	$8.25
Outstanding at December 31, 2000	224	$8.25
Warrants issued	36	$7.77
Outstanding at December 31, 2001	260	$7.77 - $8.25
Warrants issued	146	$10.50
Outstanding at December 31, 2002	406	$7.77 - $10.50
Warrants sold	2,000	$1.50 - $2.25
Warrants issued	200	$4.89
Warrants exercised	(18)	$1.50
Outstanding at December 31, 2003	2,588	$1.50 - $10.50
Warrants issued	497	$4.80 - $6.00
Warrants exercised	(1,627)	$1.50 - $2.25
Outstanding at December 31, 2004	1,458	$1.50 - $10.50
Warrants issued	880	$4.80 - $7.20
Warrants exercised	(101)	$1.50 - $2.25
Warrants expired	(253)	$7.77 - $8.25
Outstanding at December 31, 2005	1,984	$1.50 - $10.50

Notes Receivable

In 1998 and 2000, the Company issued stock to certain stockholders totaling $15 and $230, respectively, under subscription agreements in exchange for notes receivable with no stated interest rate. In 1999 and 2000, the note holders repaid $15 and $230, respectively.

Restricted Stock

In 2004 and 2005, the Company issued 84 and 408 shares of restricted common stock to certain employees of the Company. These shares were granted effective upon the closing of the Company’s initial public offering and will vest on October 26, 2006 so long as the holders are then employees of the Company. The Company is recognizing compensation expense equal to the grant date fair value of the common shares ($2,741) pro rata over the one-year vesting period. During 2005, the Company recognized $447 of compensation expense related to these restricted shares, net of the reversal of $70 compensation expense recorded for 47 restricted shares cancelled before vesting. The remaining estimated compensation expense of $2,224 will be recognized over the remaining vesting period.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

Convertible Notes

In April 2005, the Company issued 8% convertible notes totaling $5,500. The notes, which were due on April 28, 2006, bore interest at the rate of 8% per year and were convertible into shares of the Company’s common stock at a price per share equal to 80% of the issuance price of the Company’s stock in an initial public offering, if any. If an initial public offering did not occur on or before April 28, 2006 or any extended maturity date of the notes, the notes would have been convertible into shares of the Company’s common stock at a price of $4.80 per share. The Company could have elected to extend the maturity of the notes for up to six months if an initial public offering had not closed on or before April 28, 2006. However, the notes were payable in full 30 days after the closing date an initial public offering.

In connection with the issuance of the convertible notes, the Company issued to the note holders warrants to purchase up to 367 shares of the Company’s common stock. The warrants, which have a five-year term, are exercisable at a price per share equal to 80% of the issuance price of the Company’s stock in an initial public offering ($4.80). If an initial public offering had not occurred on or before April 28, 2006 or any extended maturity date of the notes, the warrants would have become exercisable at a price of $4.80 per share.

The allocated fair value of the warrants of $1,126 and the value attributable to the beneficial price for conversion of the notes of $2,502 was accounted for as a discount on the convertible notes. The Company was amortizing this discount to interest expense over the original term of the notes. However, following completion of the Company’s initial public offering during the fourth quarter of 2005, the note holders elected to convert $5,430 of the notes and accrued interest into 1,128 shares of common stock, and the remaining $330 of notes and accrued interest was repaid on December 1, 2005 in accordance with the terms of the notes. The remaining unamortized discount on these notes was charged to interest expense during the quarter ended December 31, 2005. Interest expense recorded during the year ended December 31, 2005 related to amortization of the discount was $3,628.

The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions at the date of issuance:  term—five years; volatility—68%; risk-free interest rate—3.79%; and expected dividend yield of zero. The value of the conversion feature was determined using the most beneficial conversion price of the notes at the time of issuance ($4.80 per share) and taking into account the additional discount attributable to the allocated value of the warrants. This approach resulted in a per share conversion price for accounting purposes of approximately $3.81. When compared to the estimated fair value of the Company’s common stock at the time of the issuance of the notes ($6.00 per share), this accounting conversion price provides approximately a $2.19 conversion benefit to the note holders for each of the 1,146 shares into which the notes were convertible.

7.   Stock Option Plan

In January 2002, the Company and its stockholders adopted the 2002 Combined Incentive and Nonstatutory Stock Option Plan (the “2002 Plan”). In April 2000, the Company and its stockholders adopted the 2000 Combined Incentive and Nonstatutory Stock Option Plan (the “2000 Plan”). Under the 2002 Plan and the 2000 Plan, 1,000 and 333 shares of the Company’s common stock were reserved for issuance of incentive and nonqualified stock options to directors, officers and employees of and advisers to the Company at exercise prices as determined by the Board of Directors on the date of grant, respectively.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

These options have exercise prices and vesting terms established by a committee of the Board of Directors at the time of each grant. Vesting terms of outstanding options are generally four years. In no event are the options exercisable more than ten years after the date of grant.

In October 2004, the Company adopted and in June 2005 its stockholders approved the 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”). Under the 2004 Plan, 1,334 shares of the Company’s common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company at exercise prices as determined by the Board of Directors on the date of grants, respectively.

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

In connection with the acquisition of DMC (Note 4), the Company assumed DMC’s stock option plan. 744 shares of the Company’s common stock have been reserved for issuance under the assumed plan and the related options are included in the following table, which summarizes stock option plan activity:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period (inception)
Shares reserved	333	—
Options granted in 2000	(187)	187	$6.80
Outstanding at December 31, 2000	146	187	$6.80
Shares reserved for DMC assumed options	744	—
Options assumed from DMC acquisition	(744)	744	$1.54
Options granted	(95)	95	$8.25
Options cancelled	5	(5)	$8.25
Outstanding at December 31, 2001	56	1,021	$3.10
Shares reserved	1,000	—
Options granted	(796)	796	$7.98
Options cancelled	358	(712)	$4.76
Options exercised	—	(12)	$7.01
Outstanding at December 31, 2002	618	1,093	$5.50
Options granted	(174)	174	$4.89
Options cancelled	130	(183)	$6.38
Outstanding at December 31, 2003	574	1,084	$5.26
Shares reserved	334	—
Options granted	(276)	276	$4.80
Options cancelled	128	(206)	$4.63
Options exercised	—	(1)	$0.87
Restricted stock issued	(84)	—
Outstanding at December 31, 2004	676	1,153	$5.79
Shares reserved	1,000	—
Options granted	(1,203)	1,203	$5.75
Options cancelled	319	(319)	$6.84
Restricted stock issued	(408)	—
Restricted stock cancelled	47	—
Outstanding at December 31, 2005	431	2,037	$5.60

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$ 0.87	118	1.35	$0.87	118	$0.87
$ 3.45-$4.89	993	7.47	$4.72	321	$4.53
$ 5.25	38	4.24	$5.25	38	$5.25
$ 5.85-$6.30	656	9.61	$6.24	67	$6.30
$ 8.25	136	4.97	$8.25	136	$8.25
$10.50	96	5.88	$10.50	79	$10.50
	2,037			758

Stock options outstanding at December 31, 2005, include 56 options that were granted to nonemployees and 1,981 options that were granted to employees. During the year ended December 31, 2003, and cumulative for the period from inception (April 14, 1997) through December 31, 2005, total stock-based compensation expense related to options issued to nonemployees measured using the fair value method as prescribed by SFAS No. 123, was $26 and $142, respectively. Total stock-based compensation expense related to options issued to employees, including options assumed in connection with the acquisition of DMC, measured using the intrinsic value method, as prescribed by APB Opinion No. 25, was $148, $204 and $1,028 for the years ended December 31, 2003 and 2005 and cumulative for the period from inception (April 14, 1997) through December 31, 2005. Compensation expense related to employee stock options that will be amortized into future operating expenses was $932 at December 31, 2005.

The weighted-average fair value of employee options on the date of grant or assumption was as follows:

				Cumulative
				for the Period
				from Inception
				(April 14, 1997)
	Year Ended			Through
	December 31,			December 31,
	2003	2004	2005	2005
For options granted with exercise prices above the fair value of common stock	—	—	—	$0.01
For options granted with exercise prices at the fair value of common stock	$0.69	$0.77	$3.73	$1.74
For options granted or assumed with exercise prices below the fair value of common stock	—	—	1.50	$4.03

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

For the purpose of determining fair values using the minimum value method for employee grants and the fair value method for nonemployee grants as prescribed by SFAS No. 123, the Company used the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended
	December 31,
	2003	2004	2005
Expected option term—employee	5 years	5 years	5 years
Expected option term—nonemployee	4 years	N/A	N/A
Expected volatility factor—employee (before initial public offering)	0%	0%	0%
Expected volatility factor—employee (after initial public offering)	N/A	N/A	73.8%
Expected volatility factor—nonemployee	81.60	N/A	N/A
Expected dividend yield	0%	0%	0%
Risk free interest rate—employee	3.01%	3.51%	4.35%
Risk free interest rate—nonemployee	4.53%	N/A	N/A

8.   Income Taxes

The components of deferred income taxes are as follows:

	December 31,
	2004	2005
Net operating loss carryforwards	$19,447	$25,461
Research and experimentation credit carryforwards	2,503	2,669
Accrued expenses and stock options	257	822
Total deferred tax assets	22,207	28,952
Valuation allowance	(22,207)	(28,952)
Net deferred tax asset	$—	$—

The Company has established valuation allowances to fully offset its deferred tax assets due to uncertainty about the Company’s ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company’s recent history of significant operating losses. The valuation allowance increases by $6,745 in 2005. Future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of significant changes in ownership. These limitations could result in expiration of these net operating loss carryforwards before they are utilized.

For the years ended December 31, 2004 and 2005, and cumulative for the period from inception (April 14, 1997) through December 31, 2005, the Company has generated federal net operating loss carryforwards of approximately $8,650, $13,937 and $62,554, respectively.

The Company’s federal net operating loss carryforwards and state net operating loss carryforwards expire in various calendar years from 2014 through 2025. Available research and development credit

MathStar, Inc.
(A development stage company)

Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

carryforwards at December 31, 2005, include federal and state amounts of $2,287 and $587, respectively, with expiration dates in calendar years 2015 through 2025.

The Company’s effective income tax rate differs from the U.S. Federal income tax rate as shown below:

	December 31,
	2004	2005
Tax expense (benefit) at the federal statutory rate	(35.00)%	(35.00)%
State income tax (benefit), net of federal income tax effect	(5.00)%	(5.70)%
Permanent differences	—	7.84%
Other	(4.83)%	(2.78)%
Increase in valuation allowance	44.83%	35.62%
Effective tax rate	0.00%	0.00%

9.   401(k) Savings Plan

During 2000, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may make contributions to the plan at the discretion of the Board of Directors. The Company has made no contributions to the plan.

10.   Commitments

Operating Leases

The Company leases its office and research facilities and certain office equipment under noncancellable operating leases. Total rent expense under these operating leases was $1,403, $859, $1,074 for the years ended December 31, 2003, 2004 and 2005, respectively, and $4,102 cumulative for the period from inception (April 14, 1997) through December 31, 2005.

Future minimum lease payments under noncancellable operating leases at December 31, 2004, are as follows:

Year Ending December 31,
2006	$1,288
2007	628
2008	269
2009	275
2010	283
2011 and thereafter	47
$2,790

Software License Agreements

The Company licenses certain internal use software under noncancellable license agreements. Future payments under noncancellable license agreements at December 31, 2005, were $301.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on this evaluation, and because of the material weakness related to our controls over the preparation, review and presentation and disclosure of our financial statements as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this Annual Report on Form 10-K. To address the material weakness described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Our management has concluded that as of December 31, 2005, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, as of December 31, 2004, our independent registered public accounting firm reported to our board of directors that we do not have a sufficient number of financial personnel with adequate training and experience in accounting and financial reporting, and our controls do not ensure that operating expenses and stock compensation transactions are identified and recorded accurately and in the appropriate accounting period. These two conditions, in combination, constitute a material weakness in our internal controls. This control deficiency could result in a misstatement of the presentation and disclosure of our financial statements that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management agrees that this control deficiency constitutes a material weakness in our internal control over financial reporting.

The changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are described below under the heading “—Management’s Plan for Remediation of Material Weakness.”

Management’s Plan for Remediation of Material Weakness

Management is taking steps to remediate the material weakness in our internal control over financial reporting. Management’s plan to address this material weakness includes the addition of our new chief financial officer and controller, as well as the performance of an assessment of our current accounting and reporting policies and procedures, assessment of our financial accounting and reporting staff requirements, implementation of supervisory reviews by our chief financial officer and controller, implementation of new accounting policies and procedures, and the hiring and training of additional financial accounting and reporting staff. We hired a new chief financial officer in June 2005 and a new controller in July 2005. In addition to this plan, our new chief financial officer and controller are assessing our system of internal controls over financial reporting and intend to implement controls designed to assure that, among other things, operating expenses and stock compensation transactions are identified and accurately recorded.

Management believes the additional control procedures designed, when implemented, will fully remediate the material weakness.  We are uncertain when the material weakness will be fully remediated, and we will need a period of time over which to demonstrate that these controls are functioning appropriately and to conclude that we have adequately remediated the material weakness.

Item 9B. Other Information

Not applicable.

PART III

Items 10 through 14 of this Annual Report on Form 10-K are omitted because we will file before April 30, 2006 a definitive Proxy Statement (the “Proxy Statement”) conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K are hereby incorporated by reference to the information set forth in such Proxy Statement under the headings “Proposal No. 1—Election of Directors, “Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Officers,” “Executive Compensation,” “Related Party Transaction,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

(a)(1)   The Financial Statements, together with the report thereon of our independent registered public accounting firm, are included on the pages indicated below:

(2)   There are no schedules required to be filed herewith.

(3)   The following exhibits are filed herewith or incorporated herein by reference, as indicated, and this list is intended to constitute the exhibit index.

Exhibit No.	Description of Exhibit	Page
2.1

Agreement and Plan of Merger dated June 10, 2005 by and between MathStar, Inc. (Minnesota Corporation) and MathStar, Inc. (Delaware Corporation) (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the Securities Exchange Commission (“SEC”) on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

2.2

Articles of Merger dated June 10, 2005 by and between MathStar, Inc. (Minnesota Corporation) and MathStar, Inc. (Delaware Corporation) as filed with the Delaware and Minnesota Secretaries of State on June 14, 2005 (incorporated by reference to Exhibit 2.2 to the Registration Statement).

3.1	Certificate of Incorporation of MathStar, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement).
3.2	By-laws of MathStar, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).
4.1	Form of common stock certificate of MathStar, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).
10.1	MathStar, Inc. 2004 Amended and Restated Long-Term Incentive Plan and related forms of agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement).*
10.2	MathStar, Inc. 2005 Variable Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement).*
10.3

First Amendment to the Standard Commercial Lease dated as of July 22, 2005 by and between Parkway Point Joint Venture and MathStar, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement).

10.4	Office Lease Agreement dated June 1, 2005 by and between Mark Tanasbourne, LLC and MathStar, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement).
10.5	Executive Suite Rental Agreement dated June 16, 2005 by and between Jet Center Property Services, LLC and MathStar, Inc. (incorporated by reference to Exhibit 10.13 to the Registration Statement).
10.6

Full-Time Permanent Engagement Resources Agreement dated June 30, 2005 by and between Tatum CFO Partners, LLP and MathStar, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement).

10.7

Schedule of Executive Officer Compensation and Director Compensation for 2005 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement filed by MathStar, Inc. with the SEC on October 7, 2005).*

10.8

Form of Non-Statutory Stock Option Agreement evidencing options granted and to be granted to the non-employee directors of MathStar, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 22, 2005).*

10.9	Form of Restated Bridge Loan and Subscription Agreement for April 2005 note and warrant financing of MathStar, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement).
10.10	Form of Bridge Note for April 2005 note and warrant financing of MathStar, Inc. (incorporated by reference to Exhibit 10.18 to the Registration Statement).
10.11	Form of Bridge Warrant for April 2005 note and warrant financing of MathStar, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement).
10.12

Strategic Partnership Agreement dated as of October 8, 2004 by and among Valley Technologies, Inc., Gerald Petrole and MathStar, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement).**

10.13

Amendment No. 1 to Strategic Partnership Agreement dated August 11, 2005 by and between MathStar, Inc. and Valley Technologies, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement).

10.14

Amendment No. 2 to Strategic Partnership Agreement dated December 5, 2005 by and between MathStar, Inc. and Valley Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on December 5, 2005).

10.15

Honeywell/MathStar Strategic Agreement dated as of December 13, 2004 by and between Honeywell International, Inc. and MathStar, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement).**

10.16	Business Development Agreement dated December 28, 2005 by and between MathStar, Inc. and Summit Design, Inc. (filed electronically herewith).***
10.17	Schedule of Executive Officer and Director Compensation for 2006 (filed electronically herewith).*

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (filed electronically herewith).
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (filed electronically herewith).
32.01	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed electronically herewith).
32.02	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed electronically herewith).

*                    Indicates a management contract or compensatory plan or arrangement.

**             Portions of such exhibit are treated as confidential pursuant to an Order Granting Confidential Treatment under the Securities Act of 1933 dated October 26, 2005 issued by the SEC. Such portions of the exhibit have been redacted, and the redacted portions were separately filed with the SEC.

***      Portions of such exhibit are treated as confidential pursuant to a request for that confidential treatment filed with the SEC by MathStar, Inc. Such portions of the exhibit have been redacted, and the redacted portions have been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 31, 2006	MATHSTAR, INC.
/s/ DOUGLAS M. PIHL
Douglas M. Pihl
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006:

Signature	Title	Date
/s/ DOUGLAS M. PIHL	President, Chief Executive Officer and	March 31, 2006
Douglas M. Pihl	Chairman of the Board of Directors (Principal Executive Officer)
/s/ JAMES W. CRUCKSHANK	Vice President of Administration and	March 31, 2006
James W. Cruckshank	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ BENNO G. SAND	Director	March 31, 2006
Benno G. Sand
/s/ MERRILL A. MCPEAK	Director	March 31, 2006
Merrill A. McPeak
/s/ MORRIS GOODWIN, JR.	Director	March 31, 2006
Morris Goodwin, Jr.