Form 10-Q
period 2006-03-31
MATHSTAR INC
filed 2006-05-15
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 000-51560

MathStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1881957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19075 NW Tanasbourne, Suite 200, Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)

(503) 726-5500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 28, 2006
Common stock, $0.01 par value	17,527,649

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of December 31, 2005 and March 31, 2006	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2006 and Cumulative for the period from Inception (April 14, 1997) through March 31, 2006	2
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2006 and Cumulative for the period from Inception (April 14, 1997) through March 31, 2006	3
	Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4	Controls and Procedures	12

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregisterd Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

Signatures		15

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

(A development stage company)

Condensed Balance Sheets

(Unaudited)

	December 31, 2005	March 31, 2006
	(in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$20,149	$15,664
Accounts receivable	75	—
Prepaid expenses and other current assets	1,480	1,446
Total current assets	21,704	17,110
Property and equipment, net	347	411
Other assets	151	94
Total assets	$22,202	$17,615

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$734	$463
Accrued expenses	1,294	1,074
Total liabilities	2,028	1,537
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 17,415 and 17,545 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	175	176
Additional paid-in capital	105,717	104,228
Unearned compensation	(2,224)	—
Deficit accumulated during the development stage	(83,494)	(88,326)
Total stockholders’ equity (deficit)	20,174	16,078
Total liabilities and stockholders’ equity	$22,202	$17,615

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Cumulative for the Period from Inception (April 14, 1997) Through March 31,
	2005	2006	2006
	(in thousands, except per share amounts)
Revenue	$15	$8	$888
Cost of goods sold	7	2	107
Gross margin	8	6	781
Operating expenses:
Research and development	2,448	2,826	32,820
Selling, general and administrative	1,147	2,202	21,449
	3,595	5,028	54,269
Operating loss	(3,587)	(5,022)	(53,488)
Interest income	7	190	1,610
Interest expense	—	—	(4,591)
Other income, net	—	—	17
Net loss from continuing operations	(3,580)	(4,832)	(56,452)
Loss from discontinued operations	—	—	(31,874)
Net loss	$(3,580)	$(4,832)	$(88,326)

Basic and diluted net loss per share	$(0.32)	$(0.28)	—
Weighted average basic and diluted shares outstanding	11,155	16,972	—

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Cumulative for the Period from Inception (April 14, 1997) Through March 31,
	2005	2006	2006
	(in thousands)
Cash flows from operating activities
Net loss	$(3,580)	$(4,832)	$(88,326)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20	27	1,560
Amortization of convertible notes discount - beneficial conversion feature and value of warrants issued with notes	—	—	3,628
Amortization of discount on held-to-maturity securities	—	—	(233)
Acquired in-process research and development	—	—	4,300
Interest expense settled with common stock	—	—	230
Stock-based compensation	—	728	2,968
Goodwill impairment	—	—	13,306
Change in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(15)	75	145
Prepaid expenses and other assets	(43)	90	(901)
Accounts payable	118	(271)	10
Accrued expenses	109	(219)	847
Net cash used in operating activities	(3,391)	(4,402)	(62,466)
Cash flows from investing activities
Cash used in acquisition, net of cash acquired	—	—	(791)
Purchase of property and equipment	—	(91)	(1,811)
Proceeds from sale of discontinued operations	—	—	1,752
Purchases of held-to-maturity securities	—	—	(10,000)
Sales of held-to-maturity securities	—	—	10,233
Net cash used in investing activities	—	(91)	(617)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	—	66,047
Proceeds from issuance of convertible notes	—	—	5,500
Payments on convertible notes	—	—	(300)
Proceeds from issuance of warrants to purchase common stock, net of offering costs	—	—	5,304
Proceeds from exercise of warrants	108	8	2,916
Collection of subscription receivable	—	—	27
Proceeds from exercise of stock options	—	—	1
Principal payments on notes receivable from stockholders	—	—	245
Principal payments on notes payable to stockholders	—	—	(250)
Repurchase of common stock	—	—	(257)
Payments on capital lease obligations	—	—	(486)
Net cash provided by financing activities	108	8	78,747
Net (decrease) increase in cash and cash equivalents	(3,283)	(4,485)	15,664
Cash and cash equivalents
Beginning of period	4,132	20,149	—
End of period	$849	$15,664	15,664

Cash paid during period for interest	—	—	$26
Significant noncash transactions
Common stock, options and warrants issued in connection with Digital Mediacom, Inc. acquisition	—	—	18,384
Exercise of warrants for subscriptions receivable	—	—	27
Capital lease obligation incurred for acquisition of fixed assets	—	—	426
Repurchase of common stock with notes payable	—	—	250
Prepaid licenses included in accrued expenses	—	(232)	369
Conversion of notes payable and $230 of accrued interest into common stock	—	—	5,430

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Notes to Financial Statements

(in thousands, per share amounts)

1.             Basis of Presentation and Going Concern

The accompanying interim condensed financial statements of MathStar, Inc. (“MathStar” or the “Company”) have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The interim financial information is unaudited, but it reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial results are not necessarily indicative of results to be expected in future interim or annual periods. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception. The Company expects to incur additional losses at least through 2006.

In November 2005, the Company closed on its initial public offering of 4,000 shares of its common stock at $6.00 per share and, in December 2005, the Company closed on the underwriter’s overallotment option of 600 shares of the Company’s common stock at $6.00 per share, resulting in net proceeds to the Company of approximately $24,633.

Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

2.             New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revised SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations based upon the grant-date fair value of those instruments. The Company adopted SFAS No. 123R on January 1, 2006.

3.             Stock-Based Compensation

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

Stock Options – SFAS 123 R

The Company adopted SFAS No. 123R on January 1, 2006. The Company had historically followed the “minimum value” method permitted by SFAS No. 123. The Company elected to use the modified prospective method which requires the Company to record compensation expense only for options issued after adoption of SFAS No. 123R. As a result of choosing the modified prospective method of adoption, there are no cumulative effects on the Company’s previously reported income from continuing operations, income before income taxes, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share. The impact of adopting FAS 123R on the results of operations for the three months ended March 31, 2006 was to record additional expenses of $30, of which $7 was charged to research and development and $23 was charged to selling, general and administrative expense. This had the effect of increasing net loss per share by $0. Including the charge for restricted stock and cheap stock, the total stock compensation expense for the three months ending March 31, 2006 was $728.

The Company has chosen to use the Black-Scholes option pricing model to determine the fair value of options. The Black-Scholes model variables are stock price volatility, average option life, risk free interest rate and dividend rate. The Company has developed an index based on six comparable companies within the semiconductor industry to use as a volatility index due to the short period of time it has been public. Average option life has been calculated using the “safe harbor” method prescribed in SEC Staff Accounting Bulletin 107. The Company anticipates using this average life through 2007 or until if has enough history to calculate a meaningful life. The Company uses the treasury bill rate corresponding with the average life. The dividend rate used is zero, as the Company does not in the near future have any plans to pay dividends. SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

The following table summarizes the weighted average assumptions used by the Company in the Black-Scholes option pricing model:

Three Months Ended March 31, 2006

Expected option term	6.25 years

Expected volatility factor	73.3%

Expected dividend yield	0%

Risk free interest rate	4.61%

The following table is a summary of option activity under the Company’s stock option plans as of March 31, 2006, and changes during the three months then ended:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,037	$5.49	8.03	$11,176
Granted	268	5.33	9.85	1,430
Exercised	—			—
Forfeited or expired	(150)	7.84	7.73	(1,175)
Outstanding at March 31, 2006	2,155	$5.30	8.05	$11,431
Exercisable at March 31, 2006	722	$4.96	5.62	$3,581

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $3.67.

The following table is the status of the Company’s unvested shares as of March 31, 2006, and changes during the three months then ended:

Unvested Shares	Shares	Weighted Average Grant Dated Fair Value
Unvested at December 31, 2005	1,321	$1.69
Granted	268	3.67
Vested	(96)	0.85
Forfeited	(61)	0.36
Unvested at March 31, 2006	1,432	$2.24

As of March 31, 2006, there was $2,476 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted, including restricted stock, under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.73 years. The total fair value of shares vested during the three months ended March 31, 2006 was $82.

Stock Options – SFAS 123

The following table presents the pro forma effect on net loss, for prior periods, if the Company had applied the fair value recognition provisions for SFAS No. 123 (minimum value method) to stock-based employee compensation for options issued prior to January 1, 2006:

	Three Months Ended March 31, 2005	Cumulative for the Period from Inception (April 14, 1997) Through March 31, 2006
Net loss as reported	$(3,580)	$(88,326)
Add: Total stock-based employee compensation expense included in net loss, as reported	—	1,571
Deduct: Total stock-based employee compensation expense determined under fair value based method for all employee awards	(53)	(2,793)

Pro forma net loss	$(3,633)	$(89,548)
Basic and diluted loss per share:	11,157
As reported	$(0.32)
Pro forma	$(0.33)

For the purpose of determining fair values using the minimum value method for employee grants as prescribed by SFAS No. 123, the Company used the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2005

Expected option term	5 Years
Expected volatility factor	0%
Expected dividend yield	0%
Risk free interest rate	4.46%

Restricted Stock

As of December 31, 2005 the Company had outstanding 445 shares of restricted stock to certain employees of the Company under its Amended and Restated 2004 Long-Term Incentive Plan. The restricted stock terms provided for vesting upon either a change of control (as defined by the restricted stock agreement) of the Company or an initial public offering of the Company’s common stock. However, the restricted stock terms also provide that the Company has the power to delay the vesting of the restricted stock up to one year after a change in control or an initial public offering of the Company’s common stock. Under these provisions, during the three months ended June 30, 2005, the Company’s Board of Directors elected to delay vesting of all shares of restricted stock until one year after the effectiveness of the Company’s registration statement (which occurred on October 26, 2005). In accordance with APB 25, the Company is recording compensation expense of up to $2,741 related to these restricted shares over a one-year vesting period of these shares, beginning on the November 1, 2005 closing date of the Company’s initial public offering.

During the three months ended March 31, 2006, the Company granted 60 shares of restricted stock that vests 50% in one year from the date of grant and 50% two years from the date of grant. In accordance with SFAS 123R, the Company is recording compensation expense of up to $342 related to these restricted shares over the vesting period of these shares. During the three months ended March 31, 2006, 30 restricted shares were forfeited.

For the three months ended March 31, 2005 and 2006 the Company recognized $0 and $632 of compensation expense related to restricted stock and $1,079 cumulative for the period from inception (April 14, 1997) to March 31, 2006. The Company will recognize approximately $1,753 of compensation expense related to outstanding restricted shares at March 31, 2006 over the remaining vesting periods of approximately eight months.

4.             Selected Balance Sheet Information

The following presents prepaid expenses and other current assets:

	December 31, 2005	March 31, 2006

Prepaid license fees	$775	$582
Prepaid insurance	165	107
Prepaid rent	89	101
Other	451	656
	$1,480	$1,446

The following presents property and equipment, net:

	December 31, 2005	March 31, 2006

Computer equipment	$1,003	$1,003
Purchased software	425	452
Furniture and fixtures	370	434
	$1,798	$1,889
Less: Accumulated depreciation	(1,451)	(1,478)
Total property and equipment, net	$347	$411

Depreciation expense was $20 and $27 for the three months ended March 31, 2005 and 2006 and $1,560 cumulative for the period from inception (April 14, 1997) to March 31, 2006.

The following presents accrued expenses:

	December 31, 2005	March 31, 2006

Accrued rent	$117	$107
Accrued compensation	417	418
Accrued professional fees	320	119
Other	440	430
Total accrued expenses	$1,294	$1,074

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in our Annual Report on Form 10-K filed on March 31, 2006.

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

We were incorporated in April 1997. In August 2001, we acquired Digital MediaCom, Inc. and began a new and separate operating segment, the physical media dependent, or PMD, segment. The primary business objective of the PMD segment was to develop in-process technology in high-speed serial interface chips for the 10-gigabit Ethernet market. In August 2002, we decided to cease operations of the PMD segment because of a severe downturn in the market for 10-gigabit Ethernet products. On November 15, 2002, we sold or disposed of the assets of our PMD operating segment, including all of the valuable technology, property and equipment, licensed software and employees, for $1,752,000 in cash and the buyer’s assumption of $187,000 of liabilities. The results of operations of the PMD segment are reported as discontinued operations in the cumulative period from inception (April 14, 1997) through March 31, 2005.

In January 2002, we decided to cease the development of the fixed-function chips that had been the goal of our research and development efforts until then and to switch to the development of a family of programmable platform chips. In November 2003, we initiated the fabrication of the first version of our FPOA chip with Taiwan Semiconductor Manufacturing Company, or TSMC, our chip fabrication contractor. In March 2004, TSMC delivered to us the first working silicon of that chip. Since that time, we have been principally engaged in further developments of our FPOA products and in marketing and selling our first FPOA to a small number of early customers. Although there can be no assurance, we expect to produce FPOA chips that will be ready for a broader market release, and we believe we will begin selling to customers in the third quarter of 2006.

Financial Operations Overview

From inception through March 31, 2006, we had gross revenues of $888,000, a loss from continuing operations of $53,452,000, and a loss from our discontinued PMD operations of $31,874,000.

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

Research and Development

Research and development expenses represent costs incurred for designing and engineering our FPOA chip and developing design tools and applications to enable customers to more easily program our chip. Research and development expenses consist primarily of salaries and related costs of our engineering organization; fees paid to third party consultants and an allocation of facilities and depreciation expenses. We expense all research and development costs related to the development of our FPOA. Development of certain design tools and applications include the development of software. Such research and development expenses are required to be expensed until the technological feasibility of the software is established. We determine technological feasibility based upon completion of a working model of the software. To date, the period between technological feasibility and general release of the software has been short, so virtually all of our software development costs relate to software development during the period before technological feasibility. Accordingly, all such costs have been charged to operations as incurred. We expect to incur significant additional research and development costs as we develop more chips using our FPOA technology.

Recently issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report of Form 10-Q.

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

Results of Operations

Three Months Ended March 31, 2005 and 2006

Revenue and Cost of Goods Sold. For the three months ended March 31, 2006, we generated revenue of $8,000 compared to $15,000 for the same period last year. Revenues for the three months ended March 31, 2006 were from the sale of FPOA development kits and non-recurring engineering fees. Revenues for the three months ended March 31, 2005 were from the sale of FPOA development kits. These product development kits included software that we licensed from a third party for the development of design tools for our FPOA chips. Costs of goods sold for the three months ended March 31, 2005 and 2006 are the cost of the third party software licenses. The cost of producing our development kits are expensed as research and development costs as incurred because we do not anticipate substantial sales of the current version of the chip we have produced and because the aggregate cost of the development kits we expect to sell are immaterial.

Research and Development. For the three months ended March 31, 2006, research and development expenses increased $378,000 or 18% to $2,826,000 from $2,448,000 for the three months ended March 31, 2005. The increase is the result of increased payroll costs ($499,000, which includes $37,000 of charges related to compensation costs related to stock options and restricted stock), increased outside engineering and design consultants ($437,000) and increased overhead costs ($258,000, due to an allocation of certain overhead costs). The increase was offset by lower engineering materials ($926,000) as we produced a version of our FPOA in the three months ended March 31, 2005 and did not incur those costs for the three months ended March 31, 2006. The increase in payroll costs and the use of outside engineering and design consultants is the result of increased staffing and efforts to complete the FPOA chip design and to continue development of our library of development algorithms for use by our customers.

Selling, General and Administrative For the three months ended March 31, 2006, selling, general and administrative expenses increased $1,055,000 or 99% to $2,202,000, compared to $1,147,000 for the three months ended March 31, 2005. The increase was primarily the result of increased salaries ($1,171,000, which includes $691,000 of charges related to compensation costs related to expensing of stock options and restricted stock), as we hired a chief operating officer, chief financial officer and vice presidents of marketing and engineering, a controller and other staff in the second of 2005. Other expense increases include consulting ($71,000, primarily related to marketing and Sarbanes-Oxley), increased travel expenses ($30,000) and increased insurance expenses ($37,000) due to being a public company. These increases were offset by an allocation in the three months ended March 31, 2006 of certain overhead costs ($258,000) to research and development.

Other Income (Expense). For the three months ended March 31, 2006, we had interest income of $190,000 compared to interest income of $7,000 for the three months ended March 31, 2005. The increase in interest income is the result of higher average cash balances available to invest, combined with higher interest rates.

Liquidity and Capital Resources

Since inception on April 14, 1997, we have funded our cash flow needs principally through sales of our common stock, rights to purchase our common stock and 8% convertible promissory notes. During the period from April 14, 1997 to March 31, 2006, we raised net proceeds of $71,351,000 from sales of common stock and common stock warrants and $5,500,000 from sales of 8% convertible promissory notes and common stock warrants. During the three-month period ended March 31, 2006, we raised $8,000 from the exercise of certain warrants held by investors.

Our sales and marketing infrastructure and the administrative support we used to commercialize our FPOA technology was substantially in place at March 31, 2006. We anticipate that we will commence the production and sale of the new version of our FPOA chip in the third quarter of 2006, although such production and sale cannot be assured. Going forward, our results of operations will depend upon how long it takes and how successful we are in achieving market acceptance of our FPOA technology.

Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs. We believe that our cash on hand, combined with our existing capital resources, will not be sufficient to meet our capital and operating needs for the next 12 months. We anticipate seeking additional financing during 2006. Our long-term financing requirements will depend significantly on our ability to penetrate the market with our FPOA chip technology. If existing cash, cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain other financing. If we obtain additional funds through the issuance of debt or equity securities, these securities may have rights senior to those associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing or successfully market our products on a timely basis, we would have to slow our product development and marketing efforts and may be unable to continue our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,391,000 and $4,402,000 for the three months ended March 31, 2005 and 2006. Net cash used for operating activities for the three months ended March 31,

2005 and 2006 was to fund our on-going research and development activities and our selling, general and administrative costs.

Net Cash Provided (Used) by Investing Activities

Net cash used by investing activities for the three months ended March 31, 2006 of $91,000 were for the purchase of property and equipment. We had no investing activities for the three months ended March 31, 2005.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $108,000 and $8,000 for the three months ended March 31, 2005, and 2006. For both periods the cash provided by financing activities was proceeds from exercise of warrants.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash equivalents. We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks. The effective duration of the portfolio is less than three months, and no individual investment has an effective duration in excess of three months. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe we have any material exposure to interest rate risk arising from our investments.

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

Changes in Internal Control Over Financial Reporting

As described in our Annual Report on Form 10-K dated March 31, 2006, in connection with its audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm reported two conditions, which together constitute a material weakness in the internal controls over our ability to produce financial statements free from material misstatements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent registered public accounting firm reported to our board of directors that we do not have a sufficient number of financial personnel with adequate training and experience in accounting or financial reporting, and our controls do not ensure that operating expenses and stock compensation transactions are identified and recorded accurately and in the appropriate accounting period. These two conditions, in combination, constitute a material weakness in our internal controls.

As described in our Annual Report on Form 10-K dated March 31, 2006, our board of directors agrees that the conditions identified by our independent registered public accounting firm constitute a material weakness. The Company has developed a plan to address this material weakness that includes the addition of our new chief financial officer, controller and staff accountant, as well as the performance of an assessment of our current accounting and reporting policies and procedures, assessment of our financial accounting and reporting staff requirements, implementation of supervisory reviews by our chief financial officer and controller, implementation of new accounting policies and procedures, and the hiring and training of additional financial accounting and reporting staff. We hired a new chief financial officer in June 2005, a new controller in July 2005 and a staff accountant in December 2005. In addition to this plan, our new chief financial officer and controller are assessing our system of internal controls over financial reporting and intend to implement and are implementing controls designed to assure that, among other things, operating expenses and stock compensation transactions are identified and accurately recorded. The Company will be reviewing and testing the steps described above throughout fiscal 2006. The Company believes that these steps will correct the material weakness described above.

The changes in our internal control over financial reporting during our first fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are described above.

Part II

Other Information

Item 1.   Legal Proceedings

We are currently not a party to any legal proceedings.

Item 1A.   Risk Factors

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating result. The risk factors are described in the section entitled “Risk Factors” beginning on page 16 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. Other information included in this Quarterly Report on Form 10-Q also should be carefully considered. The risks and uncertainties described in our Annual Report are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2. Unregisterd Sales of Equity Securities and Use of Proceeds

(a) From the period beginning February 1, 2006 and ending April 30, 2006, we issued the following equity securities in the following transactions, which were not registered under the Securities Act of 1933 (the “Securities Act”):

1.     During the period February 1, 2006 through March 31, 2006, the Company granted options to purchase 128,500 shares of common stock to nine employees at an exercise price range of $4.65 to $5.33 per share under its Amended and Restated 2004 Long-Term Incentive Plan. These grants were made in reliance on the exemption provided by Section 4(2) of and Rule 506 of Regulation D under the Securities Act.

2.     In March 2006, the Company issued 1,667 shares of common stock to two investors, who represented in writing that they were accredited investors, at a price of $2.25 per share upon the exercise of warrants, resulting in gross proceeds of $3,750.75. These sales were made in reliance on the exemption provided by Section 4(2) of and Rule 506 of Regulation D under the Securities Act.

3.     In April 2006, the Company issued 83,291 shares to 28 investors, who represented in writing that they were accredited investors, at a price of $2.25 per share, upon the exercise of warrants, resulting in gross proceeds of $187,404. These sales were made in reliance on the exemption provided by Section 4(2) of and Rule 506 of Regulation D under the Securities Act.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mathstar, Inc.

(Registrant)

Date: May 15, 2006	By:	/s/ James W. Cruckshank
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