Form 10-Q
period 2006-06-30
MATHSTAR INC
filed 2006-08-11
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at August 4, 2006
Common stock, $0.01 par value	17,527,649

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Balance Sheets as of December 31, 2005 and June 30, 2006

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2005 and June 30, 2006 and Cumulative for the period from Inception (April 14, 1997) through June 30, 2006

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2006 and Cumulative for the period from Inception (April 14, 1997) through June 30, 2006

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

MathStar, Inc.

(A development stage company)

Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2005	2006
	(in thousands,
	except per share
	amounts)
Assets
Current assets
Cash and cash equivalents	$20,149	$11,778
Accounts receivable	75	10
Prepaid expenses and other current assets	1,480	1,332
Total current assets	21,704	13,120
Property and equipment, net	347	496
Other assets	151	81
Total assets	$22,202	$13,697

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$734	$773
Accrued expenses	1,294	1,043
Total liabilities	2,028	1,816
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 17,415 and 17,670 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	175	178
Additional paid-in capital	105,717	105,412
Unearned compensation	(2,224)	—
Deficit accumulated during the development stage	(83,494)	(93,709)
Total stockholders’ equity	20,174	11,881
Total liabilities and stockholders’ equity	$22,202	$13,697

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Condensed Statements of Operations

(Unaudited)

					Cumulative
					for the Period
					from Inception
	Three Months Ended June 30,		Six Months Ended June 30,		(April 14, 1997) Through June 30,
	2005	2006	2005	2006	2006
	(in thousands, except per share amounts)
Revenue	$25	$10	$40	$18	$898
Cost of goods sold	8	5	15	6	112
Gross margin	17	5	25	12	786
Operating expenses:
Research and development	1,884	3,200	4,333	6,026	36,020
Selling, general and administrative	1,557	2,348	2,703	4,551	23,797
	3,441	5,548	7,036	10,577	59,817
Operating loss	(3,424)	(5,543)	(7,011)	(10,565)	(59,031)
Interest income	—	160	7	350	1,770
Interest expense	(476)	—	(476)	—	(4,591)
Other income, net	—	—	—	—	17
Net loss from continuing operations	(3,900)	(5,383)	(7,480)	(10,215)	(61,835)
Loss from discontinued operations	—	—	—	—	(31,874)
Net loss	$(3,900)	$(5,383)	$(7,480)	$(10,215)	$(93,709)

Basic and diluted net loss per share	$(0.35)	$(0.31)	$(0.67)	$(0.60)	—
Weighted average basic and diluted shares outstanding	11,192	17,104	11,173	17,037	—

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

(A development stage company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative
			for the Period
			from Inception
			(April 14, 1997)
	Six Months Ended		Through
	June 30,		June 30,
	2005	2006	2006
	(in thousands)
Cash flows from operating activities
Net loss	$(7,480)	$(10,215)	$(93,709)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	36	61	1,594
Amortization of convertible notes discount - beneficial conversion feature and value of warrants issued with notes	368		3,628
Amortization of discount on held-to-maturity securities			(233)
Acquired in-process research and development			4,300
Interest expense settled with common stock			230
Stock-based compensation	365	1,477	3,717
Goodwill impairment			13,306
Change in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(21)	65	135
Prepaid expenses and other assets	(578)	218	(773)
Accounts payable	300	39	320
Accrued expenses	276	(251)	815
Net cash used in operating activities	(6,734)	(8,606)	(66,670)
Cash flows from investing activities
Cash used in acquisition, net of cash acquired			(791)
Purchase of property and equipment		(209)	(1,929)
Proceeds from sale of discontinued operations			1,752
Purchases of held-to-maturity securities			(10,000)
Sales of held-to-maturity securities			10,233
Net cash used in investing activities		(209)	(735)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs			66,047
Proceeds from issuance of convertible notes	5,500		5,500
Payments on convertible notes			(300)
Proceeds from issuance of warrants to purchase common stock, net of offering costs			5,304
Proceeds from exercise of warrants	176	417	3,325
Collection of subscription receivable			27
Proceeds from exercise of stock options		27	28
Principal payments on notes receivable from stockholders			245
Principal payments on notes payable to stockholders			(250)
Repurchase of common stock			(257)
Payments on capital lease obligations			(486)
Net cash provided by financing activities	5,676	444	79,183
Net (decrease) increase in cash and cash equivalents	(1,058)	(8,371)	11,778
Cash and cash equivalents
Beginning of period	4,132	20,149	—
End of period	$3,074	$11,778	$11,778

Cash paid during period for interest	$—	$—	$26
Significant noncash transactions
Common stock, options and warrants issued in connection with Digital MediaCom, Inc. acquisition	$—	$—	$18,384
Exercise of warrants for subscriptions receivable	$—	$—	$27
Capital lease obligation incurred for acquisition of fixed assets	$—	$—	$426
Repurchase of common stock with notes payable	$—	$—	$250
Prepaid licenses included in accrued expenses	$—	$(51)	$318
Conversion of notes payable and $230 of accrued interest into common stock	$—	$—	$5,430

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception. The Company expects to incur additional losses at least through 2006. We believe our cash on hand, combined with out existing capital resources, is sufficient to meet our capital and operating needs through 2006.  However, the Company expects to incur additional losses past 2006 and will require additional funding to continue its operations.  Management intends to seek additional equity financing during 2006. However, there can be no assurance that such additional funding will be available on terms acceptable to the Company or at all. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.             New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment. SFAS No. 123(R) revised SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations based upon the grant-date fair value of those instruments. The Company adopted SFAS No. 123(R) on January 1, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

3.             Stock-Based Compensation

In January 2002, the Company and its stockholders adopted the 2002 Combined Incentive and Nonstatutory Stock Option Plan (the “2002 Plan”). In April 2000, the Company and its stockholders adopted the 2000 Combined Incentive and Nonstatutory Stock Option Plan (the “2000 Plan”). Under the 2002 Plan and the 2000 Plan, 1,000 and 333 shares of the Company’s common stock were reserved for issuance of incentive and nonqualified stock options to directors, officers and employees of and advisers to the Company at exercise prices as determined by the Board of Directors on the date of grant. These options have exercise prices and vesting terms established by a committee of the Board of Directors at the time of each grant. Vesting terms of outstanding options are generally four years. In no event are the options exercisable more than ten years after the date of grant.  The 2000 Plan and the 2002 Plan were terminated in May 2006 with the exception of options outstanding under those plans.

In October 2004, the Company adopted and in June 2005 its stockholders approved the 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”). In May 2006, the Company and its stockholders amended the 2004 Plan to increase the number of shares available under the plan by 300.  Under the 2004 Plan, 1,634 shares of the Company’s common stock were reserved for the issuance of restricted stock, incentive and nonqualified stock options and other stock based awards to directors, officers and employees of and advisors to the Company at exercise prices as determined by a committee of the Board of Directors on the dates of grants.

Stock Options – SFAS No. 123(R)

The Company adopted SFAS No. 123(R) on January 1, 2006. The Company had historically followed the “minimum value” method permitted by SFAS No. 123. The Company elected to use the modified prospective method which requires the Company to record compensation expense only for options issued after adoption of SFAS No. 123(R). As a result of choosing the modified prospective method of adoption, there are no cumulative effects on the Company’s previously reported income from continuing operations, income before income taxes, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share. The impact of adopting SFAS 123 (R) on the results of operations for the three and six months ended June 30, 2006 was to record additional expenses of $50 and $81, respectively. Of these amounts, $24 and $32 was charged to research and development and $26 and $49 was charged to selling, general and administrative expense for the three and six months ended June 30, 2006, respectively.  This had an immaterial effect on net loss per share for the three and six months ended June 30, 2006. Including the charges for restricted stock and cheap stock, the total stock compensation expense for the three and six months ended June 30, 2006 was $749 and $1,477, respectively.

The Company has chosen to use the Black-Scholes option-pricing model to determine the fair value of options. The Black-Scholes model variables are stock price volatility, average option life, risk free interest rate and dividend rate. The Company has developed an index based on six comparable companies within the semiconductor industry to use as a volatility index due to the short period of time it has been public. Average option life has been calculated using the “safe harbor” method prescribed in SEC Staff Accounting Bulletin 107. The Company anticipates using this average life through 2007 or until it has enough history to calculate a meaningful life. The Company uses the treasury bill rate corresponding with the average life. The dividend rate used is zero, as the Company does not in the near future have any plans to pay dividends. SFAS No. 123 (R) requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

The following table summarizes the weighted average assumptions used by the Company in the Black-Scholes option-pricing model:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006

Expected option term	6.25	Years	6.25	Years

Expected volatility factor	73.3%		73.3%

Expected dividend yield	0%		0%

Risk free interest rate	5.03%		4.57%

The following table is a summary of option activity under the Company’s stock option plans as of June 30, 2006 and changes during the six months then ended:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,037	$5.49	8.03

Granted	268	5.33	9.85

Exercised
Forfeited or expired	(150)	7.84	7.73
Outstanding at March 31, 2006	2,155	$5.30	8.05	$982
Granted	44	4.91	9.86
Exercised	(31)	0.86	6.46
Forfeited or expired	(32)	5.69	7.75
Outstanding at June 30, 2006	2,136	$5.35	7.87	$1,781

Exercisable at June 30, 2006	805	$5.12	5.90	$1,044

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $3.41 and $3.63, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0 and $132 respectively.

The following table is the status of the Company’s unvested shares as of June 30, 2006 and changes during the six months then ended:

Unvested Options	Shares	Weighted Average Grant Dated Fair Value
Unvested at December 31, 2005	1,321	$1.69
Granted	268	3.67
Vested	(96)	0.85
Forfeited	(61)	0.36
Unvested at March 31, 2006	1,432	$2.24
Granted	44	3.41
Vested	(128)	1.63
Forfeited	(18)	2.77
Unvested at June 30, 2006	1,330	$2.18

As of June 30, 2006, there was $1,833 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted, including restricted stock, under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.63 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $208 and $290, respectively.

Stock Options – SFAS No. 123

The following table presents the pro forma effect on net loss, for prior periods, if the Company had applied the fair value recognition provisions for SFAS No. 123 (minimum value method) to stock-based employee compensation for options issued prior to January 1, 2006:

	Six Months Ended June 30, 2005	Cumulative for the Period from Inception (April 14, 1997) Through June 30, 2006
Net loss as reported	$(7,480)	$(93,709)
Add: Total stock-based employee compensation expense included in net loss, as reported	177	1,687
Deduct: Total stock-based employee compensation expense determined under fair value based method for all employee awards	(357)	(2,909)

Pro forma net loss	$(7,660)	$(94,931)

Basic and diluted loss per share:
As reported	$(0.67)
Pro forma	$(0.69)

For the purpose of determining fair values using the minimum value method for employee grants as prescribed by SFAS No. 123, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2005

Expected option term	5	Years
Expected volatility factor	0%
Expected dividend yield	0%
Risk free interest rate	4.46%

Restricted Stock

As of December 31, 2005, the Company had outstanding 445 shares of restricted stock to certain employees of the Company under its Amended and Restated 2004 Long-Term Incentive Plan. The restricted stock terms provided for vesting upon either a “change of control “(as defined by the restricted stock agreement) of the Company or an initial public offering of the Company’s common stock. However, the restricted stock terms also provide that the Company has the power to delay the vesting of the restricted stock up to one year after a change in control or an initial public offering of the Company’s common stock. Under these provisions, during the three months ended June 30, 2005, the Company’s Board of Directors elected to delay vesting of all shares of restricted stock until one year after the effective date of the Company’s registration statement (which occurred on October 26, 2005). In accordance with APB 25, the Company is recording compensation expense of up to $2,741 related to these restricted shares over a one-year vesting period of these shares, beginning on the November 1, 2005 closing date of the Company’s initial public offering.

During the three months ended March 31, 2006, the Company granted 60 shares of restricted stock that vest 50% in one year from the date of grant and 50% two years from the date of grant. In accordance with SFAS No.123 (R), the Company is recording compensation expense of up to $342 related to these restricted shares over the vesting period of these shares. There were no restricted stock grants during the three months ended June 30, 2006. During the three and six months ended June 30, 2006, 10 and 40 restricted shares were forfeited, respectively.

The Company recognized compensation expense of $0 and $0 for the three and six months ended June 30, 2005, respectively, $633 and $1,265 for the three and six months ended June 30, 2006, respectively, and $1,712 cumulative for the period from inception (April 14, 1997) to June 30, 2006. The Company will recognize approximately $885 of compensation expense related to outstanding restricted shares at June 30, 2006 during the remainder of 2006, $171 during 2007 and $4 during 2008.

The following table is the status of the Company’s unvested shares of restricted stock as of June 30, 2006 and changes during the six months then ended:

Unvested Shares	Shares
Unvested at December 31, 2005	445
Granted	60
Vested	—
Forfeited	(30)
Unvested at March 31, 2006	475
Granted	—
Vested	—
Forfeited	(10)
Unvested at June 30, 2006	465

The fair value of restricted stock granted in the three months ended March 31, 2006 was $342.

4.             Selected Balance Sheet Information

The following presents prepaid expenses and other current assets:

	December 31,	June 30,
	2005	2006

Prepaid license fees	$775	$556
Prepaid insurance	165	90
Prepaid rent	89	101
Other	451	585
	$1,480	$1,332

The following presents property and equipment, net:

	December 31,	June 30,
	2005	2006
Construction in progress	107	85
Computer equipment	$ 1,003	$ 1,003
Purchased software	425	534
Furniture and fixtures	263	386
	$ 1,798	$ 2,008
Less: Accumulated depreciation	(1,451)	(1,512)
Total property and equipment, net	$ 347	$ 496

Depreciation expense was $15 and $34 for the three months ended June 30, 2005 and 2006, respectively, $36 and $60 for the six months ended June 30, 2005 and 2006, respectively, and $1,594 cumulative for the period from inception (April 14, 1997) to June 30, 2006.

The following presents accrued expenses:

	December 31,	June 30,
	2005	2006

Accrued rent	$ 117	$ 116
Accrued compensation	417	473
Accrued professional fees	320	98
Other	440	356
Total accrued expenses	$ 1,294	$ 1,043

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the Risk Factors section described below and elsewhere in this report, contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding the commercial success of our new products; the growth prospects of the semiconductor industry and programmable logic market, including the field programmable object array (“FPOA”) and field programmable gate array (“FPGA”) product sub-segments; and trends in our future sales, including our opportunities for growth by displacing FPGAs, application-specific integrated circuits (“ASICs”) and other semiconductor alternatives.

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

Financial Operations Overview

From inception through June 30, 2006, we had gross revenues of $898,000, a loss from continuing operations of $61,835,000, and a loss from our discontinued PMD operations of $31,874,000.

We are a development stage fabless semiconductor company engaged in the development, marketing and selling of our high-performance, programmable platform chips and design tools required to program our chips. We have demonstrated working versions of our first chip and provided an early release of our design tools to a limited number of customers. To date, we have recognized only nominal revenue from research services provided under grants from governmental agencies, engineering services and sales of prototype chips and our FPOA, development kits.

We were incorporated in April 1997. In August 2001, we acquired Digital MediaCom, Inc. and began a new and separate operating segment, the physical media dependent, or PMD, segment. The primary business objective of the PMD segment was to develop in-process technology in high-speed serial interface chips for the 10-gigabit Ethernet market. In August 2002, we decided to cease operations of the PMD segment because of a severe downturn in the market for 10-gigabit Ethernet products. On November 15, 2002, we sold or disposed of the assets of our PMD operating segment, including all of the valuable technology, property and equipment, licensed software and employees, for $1,752,000 in cash and the buyer’s assumption of $187,000 of liabilities. The results of operations of the PMD segment are reported as discontinued operations in the cumulative period from inception (April 14, 1997) through June 30, 2006.

In January 2002, we decided to cease the development of the fixed-function chips that had been the goal of our research and development efforts until then and to switch to the development of a family of programmable platform chips. In November 2003, we initiated the fabrication of the first version of our FPOA chip with Taiwan Semiconductor Manufacturing Company, or TSMC, our chip fabrication contractor. In March 2004, TSMC delivered to us the first working silicon of that chip. Since that time, we have been principally engaged in further developments of our FPOA products and in marketing and selling our first FPOA to a small number of early customers. Although there can be no assurance, we expect to produce FPOA chips that will be ready for a broader market release, and we believe we will begin selling to customers in the fourth quarter of 2006.

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

Recently issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report of Form 10-Q.

Results of Operations

Three Months Ended June 30, 2005 and 2006

Revenue and Cost of Goods Sold.  For the three months ended June 30, 2006, our revenues were $10,000 compared to $25,000 for the same period last year.  Revenues for the three months ended June 30, 2006 were from the sale of software licenses and non-recurring engineering fees, and revenues for the three months ended June 30, 2005 were from the sale of FPOA development kits.  These product development kits included software that we licensed from a third party for the development of design tools for our FPOA chips. Costs of goods sold for the three months ended June 30, 2005 and 2006 are primarily the cost of the third party software licenses. The costs of producing our development kits are expensed as research and development costs as incurred because we do not anticipate substantial sales of the current version of the chip we have produced and because the aggregate cost of the development kits we expect to sell are immaterial.

Research and Development.  For the three months ended June 30, 2006, our research and development expenses increased $1,316,000 or 70% to $3,200,000 from $1,884,000 for the three months ended June 30, 2005.  The increase was the result of increased payroll costs ($541,000, which includes $64,000 of compensation costs related to stock options and restricted stock), increased outside engineering and design consultants ($265,000), increased engineering materials and electronic design software tools ($194,000) and increased overhead costs ($232,000), due to an allocation of certain overhead costs). The increase in payroll costs and the use of outside engineering and design consultants is the result of increased staffing and efforts to complete the FPOA chip design and to continue development of our library of development algorithms for use by our customers.

Selling, General and Administrative.   For the three months ended June 30, 2006, our selling, general and administrative expenses increased $792,000 or 51% to $2,348,000 compared to $1,557,000 for the three months ended June 30, 2005.  The increase was primarily the result of increased salaries ($631,000, which includes a net increase of $520,000 for charges related to non-cash compensation costs of stock options and restricted stock), as we hired a chief financial officer in the second quarter of 2005 and a controller and other staff in the second half of 2005. Other expense increases include legal and audit ($120,000), consulting ($58,000, primarily related to marketing and compliance with the Sarbanes-Oxley Act of 2002), advertising ($50,000), increased relocation expenses ($40,000), increased travel expenses ($32,000) and increased insurance expenses ($37,000) due to being a public company. These increases were offset by an allocation in the three months ended June 30, 2006 of certain overhead costs ($232,000) to research and development.

Other Income (Expense).   For the three months ended June 30, 2006, we had interest income of $160,000 as a result of interest earnings on cash deposits on cash remaining from our initial public offering proceeds.  We had net interest expense of $476,000 for the three months ended June 30, 2005 as we issued convertible debt in April 2005.

Six Months Ended June 30, 2005 and 2006

Revenue and Cost of Goods Sold.  For the six months ended June 30, 2006, we generated revenues of $18,000 compared to $40,000 for the six months ended June 30, 2005.  Revenues for the six months ended June 30, 2006 were from software license fees and non-recurring engineering fees, and revenues for the six months ended June 30, 2005 were from the sale of FPOA development kits.  These product development kits included software that we licensed from a third party for the development of design tools for our FPOA chips. Costs of goods sold for the six months ended June 30, 2005 and 2006 are the cost of the third party software licenses. The costs of producing our development kits are expensed as research and development costs as incurred because we do not anticipate substantial sales of the current version of the chip we have produced and because the aggregate cost of the development kits we expect to sell are immaterial.

Research and Development.  For the six months ended June 30, 2006, we incurred research and development costs of $6,026,000, an increase of $1,693,000 or 39% over research and development costs for the six months ended June 30, 2005 of $4,333,000.  The increase was the result of increased payroll costs ($1,131,000, which includes $120,000 of compensation costs related to stock options and restricted stock), increased outside engineering and design consultants ($702,000) and increased overhead costs ($489,000, due to an allocation of certain overhead costs). These were offset by lower engineering material costs ($802,000, as we incurred the cost of taping out a chip in the six months ended June 30, 2005 and did not tape out a chip during the six months ended June 30, 2006).  The increase in payroll costs and the use of outside engineering and design consultants is the result of increased staffing and efforts to complete the FPOA chip design and to continue development of our library of development algorithms for use by our customers.

Selling, General and Administrative.  For the six months ended June 30, 2006, selling, general and administrative costs increased $1,848,000 or 68% to $4,551,000 from $2,703,000 for the six months ended June 30, 2005.  The increase was primarily the result of increased salaries ($1,712,000, which includes $1,357,000 of compensation costs related to expensing of stock options and restricted stock), as we hired a chief operating officer, chief financial officer, vice presidents of marketing and engineering and a controller and other staff in the second half of 2005. Other expense increases include legal and auditing ($243,000), consulting ($201,000, primarily related to marketing and Sarbanes-Oxley), advertising ($43,000), increased relocation expenses ($40,000), increased travel expenses ($63,000) and increased insurance expenses ($74,000) due to being a public company. These increases were offset by an allocation in the six months ended June 30, 2006 of certain overhead costs ($489,000) to research and development.

Other Income (Expense).  For the six months ended June 30, 2006, we had interest income of $350,000 as a result of interest earnings on cash deposits on cash remaining from our initial public offering proceeds.  We had net interest expense of $469,000 for the six months ended June 30, 2005, as we issued convertible debt in April 2005.

Liquidity and Capital Resources

Since inception on April 14, 1997, we have funded our cash flow needs principally through sales of our common stock, rights to purchase our common stock and 8% convertible promissory notes.  During the period from April 14, 1997 to June 30, 2006, we raised net proceeds of $71,351,000 from sales of common stock and common stock warrants and $5,500,000 from sales of 8% convertible promissory notes and common stock warrants.  During the six month period ended June 30, 2006, we raised $417,000 from the exercise of certain warrants held by investors and $27,000 from the exercise of stock options.  During the six month period ended June 30, 2005, we raised $176,000 from the exercise of certain warrants held by investors.

Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs. We believe that our cash on hand, combined with our existing capital resources, will be sufficient to meet our capital and operating needs through 2006. We anticipate seeking additional financing during 2006. Our long-term financing requirements will depend significantly on our ability to penetrate the market with our FPOA chip technology. If existing cash, cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain other financing. If we obtain additional funds through the issuance of debt or equity securities, these securities may have rights senior to those associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing or successfully market our products on a timely basis, we would have to slow our product development and marketing efforts and may be unable to continue our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6,734,000 and $8,606,000 for the six months ended June 30, 2005 and 2006.  Net cash used for operating activities for the six months ended June 30, 2005 and 2006 was to fund our on-going research and development activities and our selling, general and administrative costs.

Net Cash Used by Investing Activities

Net cash used by investing activities for the six months ended June 30, 2006 of $209,000  was for the purchase of property and equipment. We had no investing activities for the six months ended June 30, 2005.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5,676,000 and $444,000 for the six months ended June 30, 2005, and 2006.  For the six months ended June 30, 2006, we raised $417,000 from the exercise of certain warrants held by investors and $27,000  from the exercise of stock options.  For the six months ended June 30, 2005, financing cash flows consisted of the proceeds from the issuance of $5,500,000 of our 8% convertible promissory notes and $176,000 related common stock warrants and proceeds from the exercise of warrants, as discussed above.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a system of controls may become inadequate because of changes in conditions or a deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them as necessary. Our intent is to maintain our disclosure controls as dynamic systems that change as conditions warrant.

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

Changes in Internal Control Over Financial Reporting

As described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006, in connection with its audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm reported two conditions, which together constitute a material weakness in the internal controls over our ability to produce financial statements free from material misstatements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent registered public accounting firm reported to our board of directors that we do not have a sufficient number of financial personnel with adequate training and experience in accounting or financial reporting, and our controls do not ensure that operating expenses and stock compensation transactions are identified and recorded accurately and in the appropriate accounting period. These two conditions, in combination, constitute a material weakness in our internal controls.

As described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006, our board of directors agrees that the conditions identified by our independent registered public accounting firm constitute a material weakness. The Company has developed a plan to address this material weakness that includes the addition of our new chief financial officer, controller and staff accountant, as well as the performance of an assessment of our current accounting and reporting policies and procedures, assessment of our financial accounting and reporting staff requirements, implementation of supervisory reviews by our chief financial officer and controller, implementation of new accounting policies and procedures, and the hiring and training of additional financial accounting and reporting staff. We hired a new chief financial officer in June 2005, a new controller in July 2005 and a staff accountant in December 2005. In addition to this plan, our new chief financial officer and controller are assessing our system of internal controls over financial reporting and intend to implement and are implementing controls designed to assure that, among other things, operating expenses and stock compensation transactions are identified and accurately recorded. The Company will be reviewing and testing the steps described above throughout fiscal 2006. The Company believes that these steps will correct the material weakness described above.

Part II    Other Information

Item 1.    Legal Proceedings

We are currently not a party to any legal proceedings.

Item 1A.   Risk Factors

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating results. The risk factors are described in the section entitled “Risk Factors” beginning on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.  Other information included in this Quarterly Report on Form 10-Q also should be carefully considered. The risks and uncertainties described in our Annual Report are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) From the period beginning April 1, 2006 and ending June 30, 2006, we issued the following equity securities in the following transactions, which were not registered under the Securities Act of 1933 (the “Securities Act”):

1.  During the period April 1, 2006 through May 22, 2006, the Company granted options to purchase 44,000 shares of common stock to four employees at an exercise price range of $4.77 to $5.89 per share under its Amended and Restated 2004 Long-Term Incentive Plan. These grants were made in reliance on the exemption provided by Section 4(2) of and Rule 506 of Regulation D under the Securities Act. Grants of options to employees on or after May 23, 2006 are registered under our registration statement on Form S-8 filed with the Securities and Exchange Commission on that date.

2.  During the period April 26, 2006 through June 30, 2006, the Company issued 117,339 shares to 26 investors, who represented in writing that they were accredited investors, at a price of $2.25 per share, upon the exercise of warrants, resulting in gross proceeds of $264,012. These sales were made in reliance on the exemption provided by Section 4(2) of and Rule 506 of Regulation D under the Securities. These issues do not include issues previously disclosed in the Form 10-Q dated March 31, 2006 filed on May 15, 2006.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 18, 2006, at our Annual Meeting of Stockholders, the stockholders voted on three proposals.  The vote on each of those proposals is summarized below.

Proposal No. 1

The following incumbent directors were re-elected to our Board of Directors by the following vote:

Nominee	For	Withheld/Against	Broker Non-Votes

Douglas M. Pihl	11,784,052	46,477	—
Benno G. Sand	11,783,952	46,577	—
Merrill A. McPeak	11,783,952	46,577	—
Morris Goodwin, Jr	11,780,618	49,911	—

Proposal No. 2

The stockholders approved amending the Company’s 2004 Plan as described in the proxy statement for the Annual Meeting by the following vote:

For	Against	Withheld	Broker Non-Votes

8,448,342	429,154	314,486	2,636,547

Proposal No. 3

The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent accountants by the following vote:

For	Against	Withheld	Broker Non-Votes

11,787,982	27,459	15,088	—

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mathstar, Inc.
(Registrant)

Date: August 11, 2006	By:	/s/ James W. Cruckshank
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

10.2

Schedule of Executive Officer Compensation and Director Compensation for 2006 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by MathStar, Inc. with the SEC on March 31, 2006.*

10.3

Amendment No.1 to Strategic Partnership Agreement dated August 11, 2005 by and between MathStar, Inc. and Valley Technologies, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on September 9, 2005).

10.4

MathStar, Inc. Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 18, 2006 filed by MathStar, Inc. with the SEC on May 22, 2006). *

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