Form 10-K/A
period 2005-12-31
MATHSTAR INC
filed 2006-10-26
CIK 1118037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on March 31, 2006 (the “Original Filing”), is being filed solely for the purpose of replacing the previous dual date of the report of PricewaterhouseCoopers LLP, the independent registered public accounting firm of MathStar, Inc., with a single date.

As a result of this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) have become re-executed and re-filed with this Amendment.

This Amendment does not otherwise modify or update disclosures in, or exhibits to, the Original Filing, except for the addition of a consent from PricewaterhouseCoopers LLP, our independent registered public accounting firm.

MathStar, Inc.

Form 10-K/A

(Amendment No. 1)

PART II

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

In connection with the convertible notes issued in April 2005 (see”Convertible Notes” below), the Company issued warrants to purchase 367 common shares at an exercise price of $4.80 per share.

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

The Company’s federal net operating loss carryforwards and state net operating loss carryforwards expire in various calendar years from 2014 through 2025. Available research and development credit carryforwards at December 31, 2005, include federal and state amounts of $2,287 and $587, respectively, with expiration dates in calendar years 2015 through 2025.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)           The following exhibits are filed herewith, and this list is the exhibit index.

Exhibit No.	Description of Exhibit	Page
23.1	Consent of PricewaterhouseCoopers LLP
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) (filed electronically herewith).
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) (filed electronically herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2006	MATHSTAR, INC.
/s/ James W. Cruckshank
James W. Cruckshank
Vice Presidentof Administration and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)