Form 10-Q
period 2006-09-30
MATHSTAR INC
filed 2006-11-14
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large Accelerated Filer  ☐                  Accelerated Filer  ☐                  Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at November 8, 2006
Common stock, $0.01 par value	17,527,649

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Balance Sheets as of December 31, 2005 and September 30, 2006

Condensed Statements of Operations for the Three and Nine Months Ended
September 30, 2005 and September 30, 2006 and Cumulative for the period from
Inception (April 14, 1997) through September 30, 2006

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and September 30, 2006 and Cumulative for the period from Inception (April 14, 1997) through September 30, 2006

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

SIGNATURES

MathStar, Inc.
(A development stage company)
Condensed Balance Sheets
(Unaudited)

	December 31, 2005	September 30, 2006
	(in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$20,149	$9,715

Accounts receivable	75	47

Prepaid expenses and other current assets	1,480	1,140
Total current assets	21,704	10,902
Property and equipment, net	347	592
Other assets	151	67
Total assets	$22,202	$11,561

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$734	$413
Accrued expenses	1,294	5,070
Total liabilities	2,028	5,483
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 17,415 and 17,742 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	175	178
Additional paid-in capital	105,717	106,338
Unearned compensation	(2,224)	—
Deficit accumulated during the development stage	(83,494)	(100,438)
Total stockholders’ equity	20,174	6,078
Total liabilities and stockholders’ equity	$22,202	$11,561

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.
(A development stage company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					for the Period
					from Inception
	Three Months Ended September 30,		Nine Months Ended September 30,		(April 14, 1997) Through September 30,
	2005	2006	2005	2006	2006
	(in thousands, except per share amounts)

Revenue	$15	$28	$55	$46	$926
Cost of goods sold	—	21	15	27	133
Gross margin	15	7	40	19	793
Operating expenses:

Research and development	1,693	4,267	6,026	10,293	40,287
Selling, general and administrative	1,632	2,581	4,335	7,132	26,378
	3,325	6,848	10,361	17,425	66,665
Operating loss	(3,310)	(6,841)	(10,321)	(17,406)	(65,872)
Interest income	7	112	7	462	1,882
Interest expense	(900)	—	(1,369)	—	(4,591)
Other income, net	—	—	—	—	17
Net loss from continuing operations	(4,203)	(6,729)	(11,683)	(16,944)	(68,564)
Loss from discontinued operations	—	—	—	—	(31,874)
Net loss	$(4,203)	$(6,729)	$(11,683)	(16,944)	$(100,438)

Basic and diluted net loss per share	$(0.37)	$(0.39)	$(1.04)	$(0.99)	—
Weighted average basic and diluted shares outstanding	11,233	17,259	11,195	17,112	—

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.
(A development stage company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative for the Period from Inception (April 14, 1997)
	Nine Months Ended September 30,		Through September 30,
	2005	2006	2006
	(in thousands)
Cash flows from operating activities
Net loss	$(11,683)	$(16,944)	$(100,438)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	49	99	1,632
Amortization of convertible notes discount - beneficial conversion feature and value of warrants issued with notes	1,061	—	3,628
Amortization of discount on held-to-maturity securities	—	—	(233)
Acquired in-process research and development	—	—	4,300
Interest expense settled with common stock	—	—	230
Stock-based compensation	546	2,288	4,528
Goodwill impairment	—	—	13,306
Change in operating assets and liabilities, net of effects of acquisition	—	—	—
Accounts receivable	(60)	28	98
Prepaid expenses and other assets	(803)	424	(567)
Accounts payable	828	(321)	(40)
Accrued expenses	505	(24)	1,042
Net cash used in operating activities	(9,557)	(14,450)	(72,514)
Cash flows from investing activities
Cash used in acquisition, net of cash acquired	—	—	(791)
Purchase of property and equipment	—	(343)	(2,063)
Proceeds from sale of discontinued operations	—	—	1,752
Purchases of held-to-maturity securities	—	—	(10,000)
Sales of held-to-maturity securities	—	—	10,233
Net cash used in investing activities	—	(343)	(869)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	3,800	69,847
Proceeds from issuance of convertible notes	5,500	—	5,500
Payments on convertible notes	—	—	(300)
Proceeds from issuance of warrants to purchase common stock, net of offering costs	—	—	5,304
Proceeds from exercise of warrants	223	513	3,421
Collection of subscription receivable	—	—	27
Proceeds from exercise of stock options	—	46	47
Principal payments on notes receivable from stockholders	—	—	245
Principal payments on notes payable to stockholders	—	—	(250)
Repurchase of common stock	—	—	(257)
Payments on capital lease obligations	—	—	(486)
Net cash provided by financing activities	5,723	4,359	83,098
Net (decrease) increase in cash and cash equivalents	(3,834)	(10,434)	9,715
Cash and cash equivalents
Beginning of period	4,132	20,149	—
End of period	$298	$9,715	$9,715

Cash paid during period for interest	$—	$—	$26
Significant noncash transactions
Common stock, options and warrants issued in connection with Digital MediaCom, Inc. acquisition	$—	$—	$18,384
Exercise of warrants for subscription receivable	$—	$—	$27
Capital lease obligation incurred for acquisition of fixed assets	$—	$—	$426
Repurchase of common stock with notes payable	$—	$—	$250
Prepaid licenses included in accrued expenses	$—	$(170)	$148
Conversion of notes payable and $230 of accrued interest into common stock	$—	$—	$5,430

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception. We believe our cash on hand, combined with our existing capital resources are sufficient to meet our capital and operating needs through the fourth quarter of 2006.  However, the Company expects to incur additional losses past 2006 and may require additional funding to continue its operations. There can be no assurance that such additional funding will be available on terms acceptable to the Company or at all. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

In November 2005, the Company closed on its initial public offering of 4,000 shares of its common stock at $6.00 per share and, in December 2005, the Company closed on the underwriter’s over-allotment option of 600 shares of the Company’s common stock at $6.00 per share, resulting in net proceeds to the Company of approximately $24,633.

On October 3, 2006, the Company sold 3,143 shares in a private placement at $4.00 per share, generating $12,570 of gross proceeds before the payment of commissions and expenses.  Warrants were issued with the shares of common stock in the private placement to purchase 1,367 shares with an exercise price of $6.00 and an expiration date of October 3, 2011.  The Company had received $3,800 of cash related to this private placement before September 30, 2006, which is recorded as an accrued liability as of September 30, 2006.

Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

2.             New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payments.  SFAS No. 123(R) revised SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations based upon the grant-date fair value of those instruments. The Company adopted SFAS No. 123(R) on January 1, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued FAS 158, Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans. SFAS 158 is effective for the years ending December15, 2006 and requires companies to recognize prospectively adjustments to assets, liabilities and shareholders’ equity (through accumulated other comprehensive income) for the difference between the fair value of the plan’s assets and the benefit obligation of pension and post retirement health care plans. Since the company has no defined benefit pension or other post retirement plans, the Company believes it has no expected impact.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The Company does not believe that the adoption of SAB 108 will have any impact on our financial statements for the year ended December 31, 2006.

3.             Stock-Based Compensation

In January 2002, the Company and its stockholders adopted the 2002 Combined Incentive and Nonstatutory Stock Option Plan (the “2002 Plan”). In April 2000, the Company and its stockholders adopted the 2000 Combined Incentive and Nonstatutory Stock Option Plan (the “2000 Plan”). Under the 2002 Plan and the 2000 Plan, 1,000 and 333 shares of the Company’s common stock were reserved for issuance of incentive and nonqualified stock options to directors, officers and employees of and advisers to the Company at exercise prices as determined by the Board of Directors on the date of grant. These options have exercise prices and vesting terms established by a committee of the Board of Directors at the time of each grant. Vesting terms of outstanding options are generally four years. In no event are the options exercisable more than ten years after the date of grant.  The 2000 Plan and the 2002 Plan were terminated in May 2006 with the exception of options then outstanding under those plans.

In October 2004, the Company adopted and in June 2005 its stockholders approved the 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”). In May 2006, the Company and its stockholders amended the 2004 Plan to increase the number of shares available under the plan by 300.  Under the 2004 Plan, 1,634 shares of the Company’s common stock were reserved for the issuance of restricted stock, incentive and nonqualified stock options and other stock-based awards to directors, officers and employees of and advisors to the Company at exercise prices as determined by a committee of the Board of Directors on the dates of grants.

Stock Options – SFAS No. 123(R)

The Company adopted SFAS No. 123(R) on January 1, 2006. The Company had historically followed the “minimum value” method permitted by SFAS No. 123. The Company elected to use the modified prospective method, which requires the Company to record compensation expense only for options issued after adoption of SFAS No. 123(R). As a result of choosing the modified prospective method of adoption, there are no cumulative effects on the Company’s previously reported income from continuing operations, income before income taxes, net income, cash flow from operations, cash flow from financing activities or basic and diluted earnings per share. The impact of adopting SFAS 123(R) on the results of operations for the three and nine months ended September 30, 2006 was to record additional expenses of $78 and $159, respectively. Of these amounts, $35 and $67 was charged to research and development and $43 and $92 was charged to selling, general and administrative expense for the three and nine months ended September 30, 2006, respectively.  This had an immaterial effect on net loss per share for the three and nine months ended September 30, 2006. Including the charges for restricted stock and cheap stock, the total stock compensation expense for the three and nine months ended September 30, 2006 was $811 and $2,288, respectively.

The Company has chosen to use the Black-Scholes option-pricing model to determine the fair value of options. The Black-Scholes model variables are stock price volatility, average option life, risk free interest rate and dividend rate. The Company has developed an index based on six comparable companies within the semiconductor industry to use as a volatility index due to the short period of time it has been public. Average option life has been calculated using the “safe harbor” method prescribed in SEC Staff Accounting Bulletin 107. The Company anticipates using this average life through 2007 or until it has enough history to calculate a meaningful life. The Company uses the treasury bill rate corresponding with the average life. The dividend rate used is zero, as the Company does not in the near future have any plans to pay dividends. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

The following table summarizes the weighted average assumptions used by the Company in the Black-Scholes option-pricing model:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006

Expected option term	6.25	Years	6.25	Years

Expected volatility factor	71.8%		72.8%

Expected dividend yield	0%		0%

Risk free interest rate	4.74%		4.63%

The following table is a summary of option activity under the Company’s stock option plans as of September 30, 2006 and changes during the nine months then ended:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,037	$5.49	8.03
Granted	268	5.33	9.85
Exercised	—		—
Forfeited or expired	(150)	7.84	7.73
Outstanding at March 31, 2006	2,155	$5.30	8.05	$982
Granted	44	4.91	9.86
Exercised	(31)	0.86	6.46
Forfeited or expired	(32)	5.69	7.75
Outstanding at June 30, 2006	2,136	$5.35	7.87	$1,781
Granted	168	5.18	9.33
Exercised	(23)	0.87	6.21
Forfeited or expired	(59)	4.25	7.15
Outstanding at September 30, 2006	2,222	$5.40	7.54	$293

Exercisable at September 30, 2006	880	$5.34	5.44	$293

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $3.54 and $3.60, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $96 and $228, respectively.

The following table shows the status of the Company’s unvested shares as of September 30, 2006 and changes during the nine months then ended:

Unvested Options	Shares	Weighted Average Grant Dated Fair Value
Unvested at December 31, 2005	1,321	$1.69
Granted	268	3.67
Vested	(96)	0.85
Forfeited	(61)	0.36
Unvested at March 31, 2006	1,432	$2.24
Granted	44	3.41
Vested	(128)	1.63
Forfeited	(18)	2.77
Unvested at June 30, 2006	1,330	$2.18
Granted	168	3.54
Vested	(121)	1.37
Forfeited	(35)	3.14
Unvested at September 30, 2006	1,342	$2.34

As of September 30, 2006, there was $1,806 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted, including restricted stock, under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.83 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $165 and $456, respectively.

Stock Options – SFAS No. 123

The following table presents the pro forma effect on net loss, for prior periods, if the Company had applied the fair value recognition provisions for SFAS No. 123 (minimum value method) to stock-based employee compensation for options issued prior to January 1, 2006:

	Nine Months Ended September 30, 2005	Cumulative for the Period from Inception (April 14, 1997) Through September 30, 2006
Net loss as reported	$(11,683)	$(100,438)
Add: Total stock-based employee compensation expense included in net loss, as reported	138	1,832
Deduct: Total stock-based employee compensation expense determined under fair value based method for all employee awards	(569)	(3,054)

Pro forma net loss	$(12,114)	$(101,660)

Basic and diluted loss per share:
As reported	$(1.04)
Pro forma	$(1.08)

For the purpose of determining fair values using the minimum value method for employee grants as prescribed by SFAS No. 123, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2005

Expected option term	5	Years
Expected volatility factor	0%
Expected dividend yield	0%
Risk free interest rate	3.93%

Restricted Stock

As of December 31, 2005, the Company had outstanding 445 shares of restricted stock to certain employees of the Company under its Amended and Restated 2004 Long-Term Incentive Plan. The restricted stock terms provided for vesting upon either a “change of control” (as defined by the restricted stock agreement) of the Company or an initial public offering of the Company’s common stock. However, the restricted stock terms also provide that the Company has the power to delay the vesting of the restricted stock up to one year after a change in control or an initial public offering of the Company’s common stock. Under these provisions, during the three months ended September 30, 2005, the Company’s Board of Directors elected to delay the vesting of all shares of restricted stock until one year after the effective date of the Company’s registration statement (which occurred on October 26, 2005). In accordance with APB 25, the Company is recording compensation expense of up to $2,741 related to these restricted shares over a one-year vesting period of these shares, beginning on the November 1, 2005 closing date of the Company’s initial public offering.

During the three months ended March 31, 2006, the Company granted 60 shares of restricted stock that vest 50% in one year from the date of grant and 50% two years from the date of grant. In accordance with SFAS No.123(R), the Company is recording compensation expense of up to $342 related to these restricted shares over the vesting period of these shares. There were no restricted stock grants during the three months ended September 30, 2006. During the three and nine months ended September 30, 2006, 0 and 40 restricted shares were forfeited, respectively.

The Company recognized no compensation expense for the three and nine months ended September 30, 2005, $666 and $1,931 for the three and nine months ended September 30, 2006, respectively, and $2,378 cumulative for the period from inception (April 14, 1997) to September 30, 2006. The Company will recognize approximately $219 of compensation expense related to outstanding restricted shares at September 30, 2006 during the remainder of 2006, $171 during 2007 and $4 during 2008.

The following table is the status of the Company’s unvested shares of restricted stock as of September 30, 2006 and changes during the nine months then ended:

Unvested Shares	Shares
Unvested at December 31, 2005	445
Granted	60
Vested	—
Forfeited	(30)
Unvested at March 31, 2006	475
Granted	—
Vested	—
Forfeited	(10)
Unvested at June 30, 2006	465
Granted	—
Vested	—
Forfeited	—
Unvested at September 30, 2006	465

4.             Selected Balance Sheet Information

The following presents prepaid expenses and other current assets:

	December 31, 2005	September 30, 2006

Prepaid license fees	$775	$506
Prepaid insurance	165	51
Prepaid rent	89	110
Other	451	473
	$1,480	$1,140

The following presents property and equipment, net:

	December 31, 2005	September 30, 2006
Construction in progress	$107	$113
Equipment	1,003	1,192
Purchased software	425	533
Furniture and fixtures	263	304
	$1,798	$2,142
Less: Accumulated depreciation	(1,451)	(1,550)
Total property and equipment, net	$347	$592

Depreciation expense was $14 and $39 for the three months ended September 30, 2005 and 2006, respectively, $49 and $99 for the nine months ended September 30, 2005 and 2006, respectively, and $1,633 cumulative for the period from inception (April 14, 1997) to September 30, 2006.

The following presents accrued expenses:

	December 31, 2005	September 30, 2006

Accrued rent	$17	$97
Accrued compensation	417	766
Accrued professional fees	320	145
Proceeds from private placement received in advanced (see 1 – Basis for Presentation and Going Concern)		3,800
Other	440	262
Total accrued expenses	$1,294	$5,070

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

Financial Operations Overview

We were incorporated in April 1997. In August 2001, we acquired Digital MediaCom, Inc. and began a new and separate operating segment, the physical media dependent, or PMD, segment. The primary business objective of the PMD segment was to develop in-process technology in high-speed serial interface chips for the 10-gigabit Ethernet market. In August 2002, we decided to cease operations of the PMD segment because of a severe downturn in the market for 10-gigabit Ethernet products. On November 15, 2002, we sold or disposed of the assets of our PMD operating segment, including all of the valuable technology, property and equipment, licensed software and employees, for $1,752 in cash and the buyer’s assumption of $187 of liabilities. The results of operations of the PMD segment are reported as discontinued operations in the cumulative period from inception (April 14, 1997) through September 30, 2006. From inception through September 30, 2006, we had gross revenues of $926, a loss from continuing operations of $68,564, and a loss from our discontinued PMD operations of $31,874.

In January 2002, we decided to cease the development of the fixed-function chips that had been the goal of our research and development efforts until then and to switch to the development of a family of programmable platform chips. In November 2003, we initiated the fabrication of the first version of our FPOA chip with Taiwan Semiconductor Manufacturing Company, or TSMC, our chip fabrication contractor. In March 2004, TSMC delivered to us the first working silicon of that chip. Since that time, we have been principally engaged in further developments of our FPOA products and in marketing and selling our first FPOA to a small number of early customers. Although there can be no assurance, we expect to produce FPOA chips that will be ready for a broader market release, and we believe we will begin selling to customers in the fourth quarter of 2006.  The Company has named its first product family the ArrixTM FPOA family of chips.

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

Recently issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report of Form 10-Q.

Results of Operations

Three Months Ended September 30, 2005 and 2006

Revenues and Cost of Goods Sold.  For the three months ended September 30, 2006, our revenues were $28 compared to $15 for the same period last year.  Revenues for the three months ended September 30, 2006 were from the sale of software licenses, and revenues for the three months ended September 30, 2005 were from the sale of FPOA development kits.  These product development kits included software that we licensed from a third party for the development of design tools for our FPOA chips. Costs of goods sold for the three months ended September 30, 2005 and 2006 are primarily the cost of the third party software licenses. The costs of producing our development kits are expensed as research and development costs as incurred because we do not anticipate substantial sales of the current version of the chip we have produced and because the aggregate cost of the development kits we expect to sell is immaterial.

Research and Development.   For the three months ended September 30, 2006, our research and development expenses increased $2,574 or 152% to $4,267 from $1,693 for the three months ended September 30, 2005.  The increase was the result of increased payroll costs ($450 which includes $110 of compensation costs related to stock options and restricted stock), increased outside engineering and design consultants ($23), increased engineering materials and payments to third party vendors related to the tapeout of the ArrixTM FPOA ($1,212), development of internal evaluation boards ($200), computer hardware and software ($121), travel and increased overhead costs ($248) due to an allocation of certain overhead costs. The increase in payroll costs and the use of outside engineering and design consultants is the result of increased staffing and efforts to complete the FPOA chip design and to continue development of our library of development algorithms for use by our customers.

Selling, General and Administrative.   For the three months ended September 30, 2006, our selling, general and administrative expenses increased 58% to $2,581 compared to $1,632 for the three months ended September 30, 2005. The increase was primarily the result of increased salaries ($851, which includes a net increase of  $700 for charges related to non-cash compensation costs of stock options and restricted stock), and hired staff in the second half of 2005. Other expense increases include legal and audit ($145), consulting ($70), primarily related to marketing and compliance with the Sarbanes-Oxley Act of 2002, increased recruiting and relocation expenses ($130), and increased insurance expenses ($37) due to being a public company. These increases were offset by an allocation in the three months ended September 30, 2006 of certain overhead costs ($248) to research and development.

Other Income (Expense).   For the three months ended September 30, 2006, we had interest income of $112 as a result of interest earnings on cash deposits on cash remaining from our initial public offering proceeds.  We had net interest expense of  $893 for the three months ended September 30, 2005 as we issued convertible debt in April 2005.

Nine Months Ended September 30, 2005 and 2006

Revenues and Cost of Goods Sold.  For the nine months ended September 30, 2006, we generated revenues of $46 compared to $55 for the nine months ended September 30, 2005.  Revenues for the nine months ended September 30, 2006 were from software license fees and non-recurring engineering fees, and revenues for the nine months ended September 30, 2005 were from the sale of FPOA development kits.  These product development kits included software that we licensed from a third party for the development of design tools for our FPOA chips. Costs of goods sold for the nine months ended September 30, 2005 and 2006 are the cost of the third party software licenses. The costs of producing our development kits are expensed as research and development costs as incurred because we do not anticipate substantial sales of the current version of the chip we have produced and because the aggregate cost of the development kits we expect to sell are immaterial.

Research and Development.   For the nine months ended September 30, 2006, we incurred research and development costs of $10,293, an increase of $4,267 or 71% over research and development costs for the nine months ended September 30, 2005 of $6,026.  The increase was the result of increased payroll costs ($1,581, which includes $230 of charges related to compensation costs related to stock options and restricted stock), increased outside engineering and design consultants ($725) and increased overhead costs ($767), due to an allocation of certain overhead costs, computer software and licenses ($310), engineering and tapeout related expenses ($410), EDA tool licenses ($44), ArrixTM FPOA evaluation board development ($200), recruiting and relocation expense ($139), and travel ($41). The increase in payroll costs and the use of outside engineering and design consultants is the result of increased staffing and efforts to complete the ArrixTM FPOA design, development of our library of development algorithms for use by our customers, and future generations of FPOA chips.

Selling, General and Administrative.   For the nine months ended September 30, 2006, selling, general and administrative costs increased $2,797 or 64% to $7,132 from $4,335 for the nine months ended September 30, 2005.  The increase was primarily the result of increased salaries ($2,564, which includes $2,057 of charges related to compensation costs related to expensing of stock options and restricted stock), as we hired a chief operating officer, chief financial officer and vice presidents of marketing and engineering, a controller and other staff in the second half of 2005. Other expense increases include legal, auditing and consulting  ($522), advertising ($60), increased recruiting and relocation expenses ($219), increased travel expenses ($63) and increased insurance expenses ($111) due to being a public company. These increases were offset by an allocation in the nine months ended September 30, 2006 of certain overhead costs ($742) to research and development.

Other Income (Expense).  For the nine months ended September 30, 2006, we had interest income of $462 as a result of interest earnings on cash deposits on cash remaining from our initial public offering proceeds.  We had net interest expense of $1,362 for the nine months ended September 30, 2005, as we issued convertible debt in April 2005.

Liquidity and Capital Resources

Since inception on April 14, 1997, we have funded our cash flow needs principally through sales of our common stock, rights to purchase our common stock and 8% convertible promissory notes.  During the period from April 14, 1997 to September 30, 2006, we raised net proceeds of $71,465 from sales of common stock and common stock warrants and $5,500 from sales of 8% convertible promissory notes and common stock warrants.  During the nine month period ended September 30, 2006, we received $513 from the exercise of certain warrants held by investors and $46 from the exercise of stock options.  During the nine month period ended September 30, 2005, we raised $223 from the exercise of certain warrants held by investors.  On October 3, 2006, the Company sold 3,143 shares in a private placement at $4.00 per share, generating $12,570 of gross proceeds before the payment of commissions and expenses. Warrants were issued with the shares of common stock in the private placement to purchase 1,367 shares with an exercise price of $6.00 and an expiration date of October 3, 2011. The Company had received $3,800 of cash related to this private placement before September  30, 2006, which is recorded as an accrued liability as of September 30, 2006.

Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs. We believe that our cash on hand, combined with our existing capital resources, will be sufficient to meet our capital and operating needs through the fourth quarter of 2006. Our long-term financing requirements will depend significantly on our ability to penetrate the market with our FPOA chip technology. If existing cash, cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain other financing. If we obtain additional funds through the issuance of debt or equity securities, these securities may have rights senior to those associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing or successfully market our products on a timely basis, we would have to slow our product development and marketing efforts and may be unable to continue our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $9,557 and $14,450 for the nine months ended September 30, 2005 and 2006.  Net cash used for operating activities for the nine months ended September 30, 2005 and 2006 was to fund our on-going research and development activities and our selling, general and administrative costs.

Net Cash Used by Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2006 of $343 was for the purchase of property and equipment. We had no investing activities for the nine months ended September 30, 2005.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5,723 and $4,359 for the nine months ended September 30, 2005 and 2006.  For the nine months ended September 30, 2006, we received $513 from the exercise of warrants held by investors and $46 from the exercise of stock options. The Company also received $3,800 of cash related to the private placement before September  30, 2006, which is recorded as an accrued liability as of September 30, 2006.  For the nine months ended September 30, 2005, financing cash flows consisted of the proceeds from the issuance of $5,500 of our 8% convertible promissory notes and $223 from related common stock warrants and proceeds from the exercise of warrants, as discussed above.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a system of controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them as necessary. Our intent is to maintain our disclosure controls as dynamic systems that change as conditions warrant.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including its CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a) From the period beginning July 1 2006 and ending September 30, 2006, we issued the following equity securities in the following transactions, which were not registered under the Securities Act of 1933 (the “Securities Act”):

1.               During the period from July 1, 2006 through September 30, 2006, the Company issued 50,003 shares to eight investors, who represented in writing that they were accredited investors, at a price of $2.25 per share, upon the exercise of warrants, resulting in gross proceeds of $112. These sales were made in reliance on the exemption provided by Section 4(2) of and Rule 506 of Regulation D under the Securities Act of 1933. These issues do not include issuances previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006 filed on May 15, 2006 and  for the quarter ended June 30, 2006 filed on August 14, 2006.

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

Mathstar, Inc.
(Registrant)

Date: November 14, 2006	By:	/s/ James W. Cruckshank
James W. Cruckshank
Vice President of Administration and
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX (To be reviewed)

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

10.2

Schedule of Executive Officer Compensation and Director Compensation for 2006 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by MathStar, Inc. with the SEC on March 31, 2006). *

10.3

Amendment No.1 to Strategic Partnership Agreement dated August 11, 2005 by and between MathStar, Inc. and Valley Technologies, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on September 9, 2005).

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