Form 10-K
period 2006-12-31
MATHSTAR INC
filed 2007-03-14
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

5900 Green Oak Drive, Minnetonka, Minnesota 55343
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 30, 2006 as reported on The NASDAQ Global Market, was $91.6 million. Shares of common stock held by each officer, director and holders of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2007
Common Stock, $0.01 par value per share	20,931,890 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2007 (Proxy Statement)	Part III

MathStar, Inc.
2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.                        Business

Our Business

We are a development stage company that designs, develops and markets a new class of semiconductor integrated circuit, or chip, we call field programmable object arrays, or FPOAs. An integrated circuit chip is a small electronic device made out of a semiconductor material that is used for a variety of electronic devices, including personal computers, audio and video equipment, and other electronic products and systems. Our FPOAs are high-performance, reprogrammable integrated circuits based on our proprietary silicon object technology. We believe that our FPOA chips will provide cost, performance, time-to-market and time-in-market advantages when compared to existing methods used to design logic devices. Logic devices are used for managing the interchange and manipulation of digital signals within an electronic system and are one of three broad categories of digital integrated circuits used in electronic systems.

An FPOA consists of very small, pre-designed, high-speed computing and data storage elements, or silicon objects, arranged in a grid pattern, along with internal and external memory and data input and output channels. The grid of silicon objects is overlaid with a high-speed interconnection system, creating the silicon object array. This array of objects and interconnect matrix is programmed to execute unique customer applications using industry-standard and FPOA-specific software design tools. Each of our silicon objects can execute its function at a rate of up to one billion times per second, which is up to four times faster than commercially available programmable logic devices. Our first FPOA contains 400 silicon objects, and each of these can operate simultaneously, creating a chip capable of executing 400 billion computational operations per second.

Currently, two of the most common methods used to design logic devices are the application-specific integrated circuit method, or ASIC, and the programmable logic device method, or PLD. The field programmable gate array, or FPGA, is a segment of the PLD market. ASICs are designed by the end customer with fixed functions for a single application and cannot be reprogrammed. The primary advantages of using ASIC technology are low per unit cost and high performance. The primary disadvantages of using ASICs are their high up-front development costs, long time-to-market and inability to change the chip’s function as applications and algorithms change. An algorithm is a finite set of well-defined instructions for accomplishing a task and can be implemented by computer programs. In contrast to ASICs, FPGAs, purchased off-the-shelf, are programmed by the customer and can be used in a wide range of applications. This inherent flexibility of FPGAs provides the advantages of design change simplicity, shorter time-to-market, lower up-front development cost and longer time-in-market. The primary disadvantages of using FPGAs are their lower performance and higher per unit cost as compared to ASICs. We believe these disadvantages limit the applications that can be effectively served by the FPGA architecture. We have introduced a new chip architecture that combines the cost and performance advantages of ASICs with the reprogrammability of FPGAs.

We believe FPOA chips offer better performance than ASIC or FPGA chips, low per unit cost advantages comparable to ASIC chips and the time-to-market and time-in-market advantages of FPGA chips for the following reasons:

•       Speed.   Each object in the FPOA operates at a speed of up to one GigaHertz, or GHz, which is up to four times the speed of FPGAs. A GigaHertz is a measure of frequency, or clock speed, and is equal to a billion hertz or a thousand megahertz.

•       Design simplicity.   Our FPOA architecture simplifies the silicon design process. ASIC and FPGA chips require the designer to perform the complex task of implementing algorithms using millions of individual logic gates. In electronics and digital circuits, a logic gate is an arrangement of switches used to calculate operations. FPOA designers implement these algorithms by programming a few hundred interconnected objects, reducing design costs and improving overall system performance and time-to-market.

•       Smaller physical size.   In high-performance applications, we believe our FPOAs will have a per unit manufacturing cost advantage over FPGAs because FPOAs are smaller. In many cases, the FPOA architecture will realize solutions that have a higher functional density than typical FPGAs, reducing the amount of silicon required for a given design. Functional density refers to the number and complexity of functions that can be performed by a chip of a specific size.

•       Fewer chips needed.   We believe the size and performance advantages of FPOAs will enable our customers to use fewer chips to implement electronic system functions as compared to FPGAs, which is expected to result in space savings and lower overall system power consumption.

•       Fast time-to-market.   FPOAs will have a faster time-to-market than ASICs because FPOAs are available off-the-shelf.

•       Reprogrammable.   Our FPOAs are reprogrammable. This allows our customers to change the functionality of their systems in the field, thus increasing time-in-market as compared to ASICs.

We will sell our FPOA chips in a blank state as standard off-the-shelf products. Our chips can be programmed for application-specific functionality by using a combination of industry standard design tools, our physical layer design tools and our library of pre-programmed algorithms. In November 2006, we started sampling limited quantities of the production version of our ARRIX™ family of FPOAs and expect to continue shipping them in increasing quantities in 2007.

Our Markets

Our goal is to introduce FPOA technology into market applications that require chips that combine high-speed performance, in-field programmability, low per unit price and rapid time-to-market. Because the FPOA chip is new, there is no independent research available on the market size for FPOAs. We expect to compete with FPGAs, ASICs and some types of digital signal processors, or DSPs. DSPs are high-speed single chip microprocessors designed to perform mathematically-intensive digital signal processing computational tasks. Most of our early design wins are with customers in the high definition video, machine vision and military/aerospace markets, and we are now targeting commercial applications with the following characteristics:

•       applications that demand higher performance than currently can be served by high-performance DSPs or FPGAs;

•       applications that demand the reprogrammability of FPGAs but cannot justify the high per unit production cost of FPGAs;

•       applications that demand high performance but are not expected to generate the production volume that would warrant the expense of an ASIC development; and

•       applications where reprogrammability is a requirement, thus deterring the designer from using an ASIC.

We believe the machine vision, test and measurement, high definition video, medical imaging, high performance imaging, security and surveillance, military/defense and aerospace, digital signal processing and cellular wireless base stations markets have the characteristics that make them ideally suited to take advantage of the FPOA architecture.

Our Business Strategy

Our goal is to achieve rapid adoption of the FPOA in commercial applications. To achieve this goal, we are using a manufacturers’ representative sales model. We have contracted with manufacturers’

representatives to cover the 22 territories in North America and have contracted with three in Europe (England, France and Germany). The manufacturers’ representatives are managed by our four area sales managers and supported technically by our seven field application engineers. We will use this team and our strategic partners to introduce our FPOA chips to the marketplace, educate the market on the advantages of our FPOA technology and achieve design wins.

In order to accelerate our initial market penetration and compete with larger FPGA suppliers, we offer potential customers three to four times the performance of FPGAs at similar pricing. Our initial FPOA chip provides the basis for a planned family of FPOA chips that will serve as targeted chip platforms for the implementation of a widening range of customer-specific algorithms. We anticipate that future chips will consist of various versions of the initial FPOA chip, may contain different numbers of object types and will be optimized for either low power consumption, high performance, low price or customized intellectual property programming.

During the first half of 2007, MathStar plans to roll out its certified design center plan to accelerate the acceptance and time-to-market of products using FPOAs. These design centers will assist customers who want the value associated with an FPOA design but want a solution at a higher level of integration—either a complete software, board or system-level solution.

Under our business development agreement with Summit Design, Inc., we have incorporated our physical layer design tools into the Summit Design Visual Elite design tool suite. We and our customers use the resulting design tool suite to program, or map, the customers’ intellectual property to our FPOAs. On October 24, 2006, Mentor Graphics Corporation announced the completion of its acquisition of Summit Design. Mentor Graphics has indicated that it plans continued support for the Visual Elite Tool Suite, and we anticipate no adverse impact from the acquisition.

Employees

As of December 31, 2006, we had 63 full-time employees, consisting of three in management, five in administration, two in information systems, 36 in research and development, two in operations and 15 in sales and marketing. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and believe our relationships with our employees to be good.

Development Stage Company

We are a development stage company. We have a limited operating history and have not yet commercialized any products. To date, we have recognized only nominal revenue from research services provided under grants from governmental agencies, engineering services and sales of prototype chips and FPOA development kits. We do not know whether or when we will be able to generate significant product revenue or become profitable. For the year ended December 31, 2006, we had a net loss of $22,643,000 and we had an accumulated deficit of $106,137,000.

Company Information

We were incorporated under Minnesota law in April 1997, and we reincorporated under Delaware law on June 14, 2005. Our executive offices are located at 19075 N.W. Tanasbourne Drive, Suite 200, Hillsboro, Oregon 97124. Our telephone number is (503) 726-5500. Our website is www.mathstar.com. The information contained on our website is not a part of this filing. We have included our website address in this filing as an inactive textual reference only.

In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise required, references to “MathStar”, “we”, “us”, “our”, “our company” and similar references refer to MathStar, Inc. Additional information about the company can be located on our web site, www.mathstar.com, or from the SEC.

Forward Looking Statements

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

We have operated as a development stage company since our inception by devoting substantially all of our efforts to raising capital and research and development. Thus, our financial statements have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards, or SFAS, No. 7, Accounting and Reporting by Development Stage Enterprises, issued by the Financial Accounting Standards Board, or FASB. The report of our independent registered public accounting firm related to our financial statements as of 2005 and 2006 and for each of the three years in the period ended December 31, 2006 and cumulatively for the period from April 14, 1997, date of inception, to December 31, 2006 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Since inception, we have had only nominal revenue from the sale or licensing of our FPOAs, and we have had losses. We had net losses of $8,749,000, $18,935,000 and $22,643,000 for the years ended December 31, 2004, 2005 and 2006. As of December 31, 2006, we had an accumulated deficit of $106,137,000. We expect to increase our spending significantly as we continue to expand our infrastructure. We are using and will use the proceeds from our October 2006 private placement and our October 2005 initial public offering and any proceeds we receive upon exercise of outstanding warrants to expand our sales and marketing efforts and continue research and development. In addition, we will need significant revenue and/or to raise additional capital to finance our business. We do not know whether or when we will become profitable because of the significant uncertainties regarding our ability to generate revenues.

We may need additional financing in the future, which may not be available to us on favorable terms or at all. If we need additional financing but do not obtain it when we need it or on terms that are favorable to us, our business would be adversely and materially affected.

We may need additional financing in the future to finance our business. The timing and amount of such additional financing depends on many factors, including the following:

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

In the fourth quarter of 2006, we began shipping a production version of our FPOA chip, but we have not yet achieved commercial acceptance of the chip. Our success depends on effectively introducing our FPOA chips to the market and having them gain market acceptance. The failure of our FPOA chips to achieve commercial acceptance would have a material adverse effect on our business, revenue, financial condition and results of operations.

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

The targeted markets into which we are introducing and will introduce our FPOA chips may not accept them. Users may not accept our FPOA chips as preferable to existing semiconductor chips, including ASICs and FPGAs, or new products in our targeted applications and densities. Electronic equipment manufacturers and other potential customers for our FPOA chips often have a preferred and established supplier of semiconductor chips. It will be difficult for us to overcome this preference and convince our targeted customers to use our FPOA chips rather than chips from their preferred vendors. The acceptance and deployment of our FPOA chips in the market will depend on many factors, including the availability and effectiveness of our FPOA chips and competing products from our competitors, the willingness of targeted customers to expend resources to test and use our new FPOA chips, the effectiveness of our marketing and sales personnel and the pricing for our FPOA chips. Any of the foregoing factors, among others, could limit market acceptance of our FPOA chips. Our failure to effectively introduce our FPOA chips to the market or the market’s failure to accept our chips would have a material adverse effect on our business, revenue, financial condition and results of operations.

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

•       timely completion of the chip design;

•       establishing successful production arrangements with third-party semiconductor foundries;

•       establishing successful relationships with strategic partners;

•       establishing successful arrangements with third-party packaging companies;

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

As part of the development process for our FPOA chips, our customers must have design tools so they can program, or map, their intellectual property applications, or algorithms, to our FPOA chips. Working with Summit Design, Inc., which was acquired by Mentor Graphics Corporation in October 2006, we have developed a suite of FPOA-specific design tools. To be successful, we must introduce these design tools to the market and have them accepted by customers or develop other design tools that will be accepted either alone, with Mentor Graphics or with other electronic design automation companies. Developing new FPOA design tools is a complex process, and we will likely experience delays in developing and introducing them. Successful product development and introduction depends on a number of factors including, but not limited to, accurate tool definition, user documentation and specification, timely completion of the design tools and acceptance of our FPOA design tools by our target customers. In addition, the FPOA-specific design tools run only on Windows® operating systems and software, which may delay or prevent their acceptance by our target customers. We may not be able to successfully develop and introduce FPOA design tools to the market on a timely basis or at all. Our failure to develop and introduce new design tools successfully would materially and adversely affect our business, revenue, financial condition and results of operations.

We presently rely on Mentor Graphics Corporation for the design tools that are used to map our customers’ algorithms to our FPOAs. If Mentor Graphics could not or would not provide these design tools and related support services for any reason, further design tool development would be delayed, which would delay the introduction of our FPOAs to the marketplace.

Our current strategy for developing the FPOA design tools used to program our customers’ intellectual property applications to our FPOA chips is to form strategic relationships with electronic design automation companies, such as Mentor Graphics Corporation, to jointly develop these design tools. Thus, our success will depend on forming and successfully maintaining these relationships. Mentor Graphics is the only current source for an integrated design tool software suite that includes our FPOA-specific design tools. If Mentor Graphics was unable or unwilling to provide these design tools and related support services for any reason, any further design tool development would be delayed. In addition, our ability to fix any problems that arise with respect to the design tools would be limited. We probably would have to identify and enter into a strategic relationship with another electronic design automation company to develop a new set of design tools. There is no assurance we could do so at all or under terms that are acceptable to us. Any delay in our design tool development would result in a delay in introducing our FPOA chips to the marketplace, which would have an adverse effect on our business, revenue, financial condition and results of operations.

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

Difficulties in the chip fabrication process can also occur if we begin production of a new product or transition to new processes. We expect that the majority of our existing and planned FPOA chips use and will use increasingly advanced process geometries in order to achieve higher performance, lower power consumption and lower production costs. Our FPOA chips are presently fabricated in 130-nanometer process technology, and we expect our FPOA chips will be fabricated in 90-nanometer or smaller process technologies in the future to remain competitive. If we experience delays in the redesign of the FPOA chip or the fabrication of the silicon wafers, it would delay the introduction of our chips to the market, cause us to miss market opportunities and have an adverse effect on our business, revenue, financial condition and results of operations.

We rely on a single-source independent contractor for our packaging. The disruption or termination of our relationship with this contractor could result in a material adverse effect on our business, revenue, financial condition and results of operations.

The packaging of our FPOA chips is performed by a single supplier—Siliconware Precision Industries Co. Ltd. (SPIL). Because we rely on an independent contractor for our packaging services, we cannot directly control delivery schedules or quality levels. The disruption or termination of this source for any reason could result in, at a minimum, a temporary or a long-term adverse effect on our business, revenue financial condition and results of operations.

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

Our ability to compete depends upon our ability to protect our intellectual property. We rely on a combination of United States patents, copyrights, trademarks, trade secret law, employee non-disclosure agreements and work-for-hire and non-disclosure agreements with independent contractors to protect and enforce our intellectual property rights. As of the date of this filing, we had been granted two United States patents, and we had six patent applications on file with the United States Patent and Trademark Office. However, filing a patent application does not mean we will be issued a patent or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. In addition, there are a number of factors that could cause our patents to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Also, any common law protection of our intellectual property could be compromised by the fact that we do not have assignment of inventions agreements with our former employees.

We believe that we currently hold common law trademark rights in our trademarks MathStar, FPOA and ARRIX, and we have pending federal trademark applications in the United States for the trademarks MathStar, FPOA and ARRIX. However, filing a trademark application does not mean that our trademarks will be registered or protected. We do not have any trademarks registered outside the United States, nor do we have any trademark applications pending outside the United States. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits. We currently hold one domain name relating to our business, MathStar.com, which we believe is important to our brand recognition and overall success. We may be unable to acquire other relevant domain names in the United States and in other countries where we conduct or may conduct business. If we are not able to protect our trademarks or domain name, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty, causing us to lose significant market share. If we lose market share, our business, revenue, financial condition and results of operations may be materially adversely affected.

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

Our technology has no patent protection outside of the United States because we have no non-United States patents, and we do not currently plan on applying for non-United States patents. This could result in the appropriation of our technology outside of the United States, which could have an adverse effect on our business, revenue, financial condition and results of operations.

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

Although we have filed patent applications and have been granted two patents in the United States, we have not conducted, and are not required to conduct, any search or study regarding the existence of any technology on which our technology may infringe before filing a patent application. We are required to investigate any patented technology of which we have knowledge on which our technology may infringe. We have no knowledge of any such patented technology. However, a patent application is confidential until 18 months after its filing date and, for this reason, and due to the complexities of such a search, a search may not discern technology subject to patent applications on which our technology may infringe.

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

We plan on purchasing intellectual property for the next versions of our FPOA, and we may not be able to obtain the intellectual property we need under terms and conditions that are acceptable to us.

We developed certain intellectual property (primarily input/output blocks) for the current production version of our FPOA chip we are selling. We made the decision to purchase this intellectual property in the future, as we believe it will allow us to get future FPOA chips to market more quickly and economically. We have signed contracts to acquire the intellectual property we believe we need for the next two versions of our FPOA chips. The intellectual property for which we have signed contracts is based on industry standards. However, there is no certainty that the intellectual property we will acquire under the contracts will be sufficient to produce the chips, that we will be able to purchase adequate intellectual property for future versions of the chip, or that we can acquire the intellectual property we need under terms and pricing we find acceptable.

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

Our success depends to a significant extent upon the continued services of our current management and on our ability to attract, retain and motivate qualified critical employees, including design and application engineers, of which there are a limited number. In some of our fields of operations, there are only a limited number of people in the job market who possess the requisite skills. The competition for such employees is very intense. Even if we identify and hire qualified employees, there can be no assurance that such employees will remain in our employ. We have had difficulty in finding qualified engineers experienced in the design of high-performance digital chips. In addition, we may not be able to attract and retain engineers located in proximity to our design centers. To employ qualified design and application engineers, we may have to establish a presence in other localities, which would be expensive.

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

Douglas M. Pihl owned 7.3% of our outstanding shares of common stock as of December 31, 2006, which allows him to exert substantial influence over our business and management.

Douglas M. Pihl, who is our chairman, president, chief executive officer and a director, owned 1,352,501 shares individually and 177,334 shares jointly with his spouse, which is 7.3% of the outstanding shares of our common stock as of December 31, 2006. He is our single largest stockholder. Accordingly, he is able to exert significant control over our affairs including, but not limited to, the election of directors. As of December 31, 2006, Mr. Pihl’s spouse owned individually 2,834 shares of our common stock and warrants to purchase 137,492 shares, of which Mr. Pihl disclaims any beneficial ownership. Mr. Pihl’s spouse disclaims any beneficial ownership of shares owned individually by Mr. Pihl. Mr. Pihl’s spouse is a registered representative with the underwriter of our initial public offering. Mr. Pihl also disclaims beneficial ownership of 8,001 shares of our common stock owned by irrevocable trusts for which he is the grantor.

We may encounter difficulties in managing our growth and expanding our operations successfully.

If we successfully introduce our FPOAs to the marketplace, we will need to expand our development, marketing and sales capabilities. If our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, manufacturers’ representatives and other third parties. Our ability to manage our operations and any growth will require us to make appropriate changes and upgrades, as necessary, to our operational, financial and management controls, reporting systems and procedures. Our inability to manage growth could delay the execution of our business plan or disrupt our operations.

Changes in accounting principles, including changes in employee stock option accounting rules, may adversely affect our reported operating results and our efforts and success in recruiting and retaining employees.

Technology companies, including us, have a history of using employee stock programs to hire, incentivize and retain employees in a competitive marketplace. In December 2004, the Financial Accounting Standards Board, or FASB, adopted SFAS No. 123(R), Share-Based Payment, which was effective for MathStar on January 1, 2006. SFAS No. 123(R) requires companies, including MathStar, to record equity-based compensation expense for stock options and any employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We began to record these expenses on January 1, 2006. MathStar applied the modified prospective method and has not restated prior year results. The actual amount of expense that we recognize will depend on the value of our common stock at the time of any grants of options and other stock awards to employees. The change in accounting rules may lead to an increased loss, if we recognize a net loss, or a decrease in reported earnings, if we have earnings. This could also adversely affect our ability to use employee stock plans to attract and reward employees and could result in a competitive disadvantage to us in the employee marketplace. Our financial results could be adversely affected by other changes in accounting principles by FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, the SEC, or various other bodies formed to promulgate and interpret accounting principles which have not yet been announced or adopted.

We are incurring increased costs as a result of being a public company.

On October 26, 2005, which was the effective date of our initial public offering, we became a public company. As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC and The NASDAQ Global Market have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs significantly and to make some activities more time consuming and costly. For example, we created additional board committees and adopted and implemented policies regarding internal controls and disclosure controls and procedures. We also are incurring additional costs associated with our public company reporting requirements. We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. These new rules and regulations are making it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, and we will be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain and maintain the same or similar coverage. As a result, it will be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

We intend to retain any earnings or cash flow to finance the development of our business. Accordingly, we do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We have not paid any dividends in the past, and we may be restricted or prevented from paying cash dividends by loan covenants with any lenders or cash dividends on our common stock by the terms of any preferred stock that we issue.

An active trading market for our common stock may not be sustained.

The market for our stock is thinly traded, and a more active trading market for our shares may never develop or be sustained. Further, we cannot be certain that the market price of our common stock will not decline below the current trading ranges or below the amount required to maintain a listing on The NASDAQ Global Market. Should we fail to meet the minimum standards established by The NASDAQ Global Market, we could be de-listed, meaning stockholders would be subject to limited liquidity.

Our stock price will be volatile, meaning purchasers of our common stock could incur substantial losses.

Our stock price will be volatile. The stock market in general and the market for semiconductor and other technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•       the failure of our FPOAs to perform as anticipated;

•       the failure of our FPOAs to be accepted in the marketplace;

•       delays in the acceptance of our FPOAs in the marketplace;

•       changes in our relationships with our strategic partners;

•       adverse events with respect to our strategic partners;

•       disputes concerning patents or other proprietary rights;

•       our ability to design products to commercial or governmental standards;

•       litigation;

•       the condition of our balance sheet;

•       the departure of key personnel and our inability to replace such personnel in a timely manner;

•       future sales of our common stock, including shares eligible for sale under Rule 144;

•       variations in our financial results or those of companies that are perceived to be similar to us;

•       changes in accounting principles;

•       our failure to maintain adequate internal control over financial reporting or disclosure controls and procedures;

•       investors’ perceptions of us; or

•       general economic, industry and other market conditions.

If there are substantial sales of our common stock, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders may sell shares of common stock, the market price of our common stock could decline significantly. All shares  are freely tradable without restriction or further registration under the federal securities laws unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. In addition, on May 23, 2006, we filed a Form S-8 registration statement to register 2,549,456 additional shares of common stock that were authorized for issuance under our stock plans. To the extent these shares are subject to outstanding options, after any exercise of the options, the shares can be freely sold in the public market subject to the restrictions imposed on our affiliates by Rule 144.

The anti-takeover provisions of the Delaware General Corporation Law, or the DGCL, may delay or prevent transactions that are favorable to our stockholders.

As a Delaware corporation, we are subject to provisions of the DGCL regarding “business combinations,” as that term is defined in the DGCL. Our directors’ ability to issue and fix the terms of our undesignated preferred stock without stockholder approval could be used as an anti-takeover measure. We may, in the future, consider adopting additional anti-takeover measures. The anti-takeover provisions of the DGCL, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our board of directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal, and the market price, voting and other rights of the holders of common stock may also be affected. See “Description of Our Securities.”

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

Our headquarters are located in Hillsboro, Oregon, near Portland, in approximately 11,900 square feet of leased space under a lease expiring on February 28, 2011. Until March 2006, our principal office was located at 5900 Green Oak Drive, Minnetonka, Minnesota in 60,000 square feet of space. The lease for this location expires on April 30, 2007, and we have given notice of our intent to vacate this  facility at the end of the initial lease term and move to a yet to be determined location in the Twin Cities area. We also lease office space in San Jose, California and Dallas, Texas. The San Jose office is approximately 357 square feet, and the lease expires in August 31, 2007. The Dallas office is approximately 300 square feet, and the lease expires on July 31, 2007. After leaving the Green Oak Drive facility, rents under all of the leases will average approximately $24,000 per month. In March 2006, we relocated our corporate headquarters to the Hillsboro, Oregon facility. We consider our leased facilities to be adequate for the foreseeable future.

Item 3.                        Legal Proceedings

We are currently not a party to any legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Since October 27, 2005, our common stock has been listed on The Nasdaq Global Market under the symbol “MATH.”  Before October 27, 2005, there was no public market for our common stock. The following table shows the high and low sales prices for our common stock as reported on The Nasdaq Global Market for the periods indicated. As of March 9, 2007, there were 20,931,890 shares of our common stock issued and outstanding.

	High	Low
Year ended December 31, 2005
Fourth quarter (beginning October 27, 2005)	$6.12	$5.64
Year ended December 31, 2006
First quarter (through March 31, 2006)	$5.75	$4.62
Second quarter (through June 30, 2006)	$6.38	$4.70
Third quarter (through September 30, 2006)	$6.00	$4.37
Fourth quarter (through December 31, 2006)	$4.60	$3.74

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

The number of stockholders of record at March 9, 2007 was approximately 3,000.

(b)          Not applicable.

(c)           Not applicable.

Performance Graph

The following graph compares the return of MathStar, Inc.’s stock performance compared to the NASDAQ and SOXX indices for the dates of October 27, 2005 (MathStar’s initial public offering), December 31, 2005 and December 31, 2006. The graph is based on the assumption that you invested $100 in MathStar, Inc and each index. The selection of each index is appropriate given MathStar, Inc is traded on the NASDAQ exchange and SOXX is the Philadelphia Semiconductor Sector Index and therefore represents the performance of competitor companies.

Item 6.                        Selected Financial Data

The selected financial data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and notes thereto included elsewhere in this report.

	Year ended December 31					Period from Inception (April 14, 1997) to December 31,
	2002	2003	2004	2005	2006	2006
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$17	$50	$130	$134	$53	$933
Cost of sales	—	—	53	52	126	231
Gross profit	17	50	77	82	(73)	702
Operating expenses:
Research and development	2,906	7,286	4,830	8,228	14,090	42,038
Selling, general and administrative	3,374	3,838	4,053	6,564	9,133	30,426
Total operating expenses	6,280	11,124	8,883	14,792	23,223	72,464
Loss from operations	(6,263)	(11,074)	(8,806)	(14,710)	(23,296)	(71,762)
Other income (expense)(2)	82	47	57	(4,225)	653	(2,501)
Loss from continuing operations	(6,181)	(11,027)	(8,749)	(18,935)	(22,643)	(74,263)
Loss from discontinued operations(1)	(23,528)	—	—	—	—	(31,874)
Net loss	$(29,709)	$(11,027)	$(8,749)	$(18,935)	$(22,643)	$(106,137)
Basic and diluted loss per share—continuing operations	$(0.94)	$(1.56)	$(0.95)	$(1.56)	$(1.26)
Basic and diluted loss per share—discontinued operations	$(3.59)	$ (—)	$—	$—	$—
Basic and diluted net loss per share	$(4.53)	$(1.56)	$(0.95)	$(1.56)	$(1.26)
Weighted average number of common shares outstanding, basic and diluted	6,551	7,048	9,209	12,121	18,001
	As of December 31
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash and cash equivalents	$4,773	$2,805	$4,132	$20,149	$12,891
Working Capital	4,469	1,809	3,904	19,676	11,852
Total assets	5,846	3,244	4,504	22,202	15,614
Total liabilities	724	1,152	487	2,028	2,997
Deficit accumulated during development stage	(44,783)	(55,810)	(64,559)	(83,494)	(106,137)
Total stockholders’ equity	5,122	2,092	4,017	20,174	12,617

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

(2)          Other expenses for year 2005 of $4,225 included $4,395 of interest expense associated with the convertible notes issued April 2005 (which included the amortization of discount recorded for the value of the beneficial conversion feature and the warrants issued to the note holders and interest costs). This expense was partially offset by interest income of $170. Other income disclosed in years 2002, 2003, 2004 and 2006 is interest income earned on positive cash balances.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a development stage fabless semiconductor company engaged in the development, marketing and selling of our high-performance, programmable platform chips and design tools required to program our chips. We have sold and shipped a limited quantity of our first production FPOA chip and provided an early release of our design tools to a limited number of customers. To date, we have recognized only nominal revenue from chip sales, research services provided under grants from governmental agencies, engineering services and development kits.

We were incorporated in April 1997. In August 2001, we acquired Digital MediaCom, Inc. and began a new and separate operating segment, the physical media dependent, or PMD, segment. The primary business objective of the PMD segment was to develop in-process technology in high-speed serial interface chips for the 10 gigabit Ethernet market. In August 2002, we decided to cease operations of the PMD segment because of a severe downturn in the market for 10 gigabit Ethernet products. On November 15, 2002, we sold or disposed of the assets of our PMD operating segment, including all of the valuable technology, property and equipment, licensed software and employees, for $1,752,000 in cash and the buyer’s assumption of $187,000 of liabilities. The results of operations of the PMD segment are reported as discontinued operations in the cumulative period from inception (April 14, 1997) through December 31, 2006.

In January 2002, we decided to cease the development of the fixed-function chips that had been the goal of our research and development efforts until then and to switch to the development of a family of programmable platform chips. In November 2003, we initiated the fabrication of the first version of our FPOA chip with Taiwan Semiconductor Manufacturing Company, or TSMC, our chip fabrication contractor. In March 2004, TSMC delivered to us the first working silicon of that chip. Since that time, we have been principally engaged in further developments of our FPOA products and in marketing and selling our first FPOA chip to a limited number of customers. Although there can be no assurance, we expect broader market acceptance of our FPOA chip in 2007 with chip revenue becoming a larger percentage of our revenue.

Financial Operations Overview

From inception through December 31, 2006, we had gross revenues of $933,000, a loss from continuing operations of $74,263,000, and a loss from our discontinued PMD operations of $31,874,000. At December 31, 2006, we had federal and state income tax net operating loss carryforwards of approximately $84,361,000. The operating loss carryforwards will expire in the calendar years from 2014 to 2026. At

December 31, 2006, we had federal and state research credit carryforwards of approximately $3,330,000. The research credit carryforwards will expire in the calendar years from 2014 to 2026. Under the Internal Revenue Code of 1986, the utilization of these net operating loss and research credit carryforwards may be limited as a result of significant changes in our ownership.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs of our sales and marketing and administrative staff, commissions paid to direct sales staff and manufacturing representatives, general corporate activities and an allocation of facilities and depreciation expenses. We anticipate that our selling, general and administrative costs will increase as a result of increasing our sales and marketing and administrative staff  and commissions to support sales of FPOA chips in worldwide markets and to support our growth and operation as a public company.

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

Revenue during 2002 through 2004 resulted primarily from the sale of prototype products, product development kits and a limited number of evaluation chips. We recognize revenue for these products when:

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

During 2004 and 2005, we made marketing support payments to one customer. Such payments are reported as a reduction of revenue in accordance with Emerging Issues Task Force, or EITF, Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). No such payments were made in 2006.

During 2006, revenue resulted from the sale of test and evaluation units, design tools and a limited number of engineering samples of our production chips. Costs associated with revenue consisted of the manufacturing costs of the evaluation units and chips, software license expense and a non-cash excess and obsolete inventory reserve charge.

Accounts Receivable

Accounts receivable are initially recorded at invoice value upon the shipment of products or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts, we take several factors into consideration, including our prior history of accounts receivable write-offs, the type of customer and our knowledge of specific customers. To date, we have not had any account write-offs, nor have we recorded an allowance for bad debts.

Inventory

Inventory is valued at the lower of cost or market and held as an asset until such time as it is consumed or sold. Inventory is consumed on a first in, first out basis. On a quarterly basis, management reviews the inventory balance for inventory that is not forecasted to be used in the normal course of business. A reserve will be established for any amount deemed excessive or obsolete. This will result in a non-cash charge to cost of sales. If and when the inventory is written off, the inventory reduction is offset against the reserve. If the level of future sales differs significantly from that of the forecast, any future inventory write-off could result in additional charges to the income statement.

Stock-Based Compensation

On January 1, 2006, the Company adopted  SFAS No. 123(R), Share-based payment,  using the modified prospective transition method. Under the transition method, compensation costs recognized in 2006 include compensation costs for share-based payments granted prior to, but not vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-based Compensation, and compensation costs for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123(R). Prior to the Company’s initial public offering in October 2005 and in accordance with SFAS

No. 123, Accounting for Stock-Based Compensation , the Company had elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company accounts for restricted stock by amortizing the grant date fair value over the vesting period.

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

The application of SFAS No. 123(R) includes the use of a number of estimates to compute the fair value of options granted. Such estimates include the use of an appropriate valuation model, and assumptions including stock price volatility, expected terms and forfeiture rates. Changes in such assumptions could have a material impact of the financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

Years ended December 31, 2005 and 2006

Revenue and Cost of Sales.   We recognized revenue for the year ended December 31, 2006 of $53,000 compared to $134,000 for the year ended December 31, 2005. Revenue in 2005 consisted of $59,000 generated from the sale of development kits and $75,000 from non-recurring engineering services. Revenue in 2006 consisted of $43,000 from the sale of evaluation units, $5,000 from the sale of product and $5,000 in other related sales. Cost of sales was $52,000 and $126,000 for the years ended December 31, 2005 and 2006 respectively. Cost of sales for 2005 consisted of third party software licenses and certain salaries and benefits directly related to the delivery of engineering services. Cost of sales for 2006 included the associated costs of the evaluation units, $23,000; product costs, $1,000; other costs associated with sales, $10,000; and a $92,000 noncash charge associated with the excess and obsolete inventory reserve.

Research and Development.   Research and development costs increased 71% or $5,862,000 to $14,090,000 for the year ended December 31, 2006 compared to $8,228,000 for the year ended December 31, 2005. The $5,862,000 increase was the result of increased payroll costs of $1,592,000 (of which $297,000 were non-cash charges associated with expensing of restricted stock and stock options), contract engineering costs of $760,000, engineering material costs of $1,655,000 associated with the production of the Heracles chip and future generation intellectual property purchases, building rent of $1,046,000, development of internal test boards of $200,000, recruiting fees of $145,000, design software usage of $300,000 and equipment rentals of $65,000.

Selling, General and Administrative.   Selling, general and administrative costs increased 39% or $2,569,000 from $6,564,000 for the year ended December 31, 2005 to $9,133,000 for the year ended December 31, 2006. The $2,569,000 increase was the result of increased compensation costs of $2,659,000, of which $2,366,000 were non-cash expense related to stock options and restricted stock awards, and $862,000 associated with building the selling, general and administrative infrastructure and increased costs associated with being a public company. These increased costs include legal fees, independent auditor fees, consultants hired to assist in compliance with the Sarbanes-Oxley compliance costs, travel, insurance, printing and transfer agent costs. These expenses were partially offset by a $952,000 reduction in rent expense, which was allocated to research and development following a change in the primary use of the Minnesota facility.

Other Income (Expense).   Other income for the year ended December 31, 2006 of $653,000 consisted of interest income on invested cash balances. For the year ended December 31, 2005, other expenses included $4,395,000 of interest expense associated with the convertible notes issued in April 2005 (which included the amortization of discount recorded for the value of the beneficial conversion feature and the warrants issued to the note holders and interest costs). This interest expense is partially offset by interest income on invested cash balances of $170,000.

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

Research and Development.   Research and development costs increased 70% or $3,398,000 to $8,228,000 for the year ended December 31, 2005 compared to $4,830,000 for the year ended December 31, 2004. The $3,398,000 increase was the result of increased payroll costs ($960,000), contract engineering costs ($1,890,000) and material costs ($548,000). The increase in research and development costs is primarily due to engineering costs associated with the design changes needed to commercialize our FPOA technology.

Selling, General and Administrative.   Selling, general and administrative costs increased 62% or $2,511,000 from $4,053,000 for the year ended December 31, 2004 to $6,564,000 for the year ended December 31, 2005. The $2,511,000 increase was the result of increased compensation costs of $1,534,000, of which $651,000 was non-cash expense related to stock options and restricted stock awards, and the remaining increase was primarily costs associated with building the selling, general and administrative infrastructure and increased costs associated with being a public company of $977,000. These increased costs include legal fees, independent auditor fees, travel, insurance, printing and transfer agent costs.

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

Liquidity and Capital Resources

Since inception on April 14, 1997, we have funded our cash flow needs principally through sales of our common stock, rights to purchase our common stock and 8% convertible promissory notes. During the period from April 14, 1997 to December 31, 2006, we raised net proceeds of $83,012,000 from sales of common stock and common stock warrants, $5,200,000 from sales of 8% convertible promissory notes and common stock warrants, $3,420,000 from the exercise of warrants, and $81,000 from the exercise of options. During 2005, we received net proceeds of $24,633,000 in our initial public offering, $5,200,000 of net proceeds from the sale of 8% convertible promissory notes that were converted into common stock, and $235,000 from the exercise of 101,358 warrants. During 2006, we received $11,661,000 of net proceeds in a private placement of our common stock and warrants to purchase common stock, $512,000 from the exercise of 253,967 warrants and $80,000 from the exercise of 91,065 options.

Our sales and marketing infrastructure as well as the administrative support to commercialize our FPOA technology are substantially in place. We will continue to add additional sales personnel to increase our presence in the market. Our first chip for mass production has been qualified and is available for sale. Going forward, our results of operations will depend upon how long it takes and how successful we are in achieving market acceptance of our FPOA technology.

Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs. We believe that our cash on hand, combined with our existing capital resources, will be sufficient to meet our capital and operating needs for at least six months. We anticipate seeking additional financing during the first half of 2007. Our long-term financing requirements will depend significantly on our ability to penetrate the market with our FPOA chip technology. If additional funds are raised through the issuance of debt or equity securities, these securities may have rights senior to those associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing or successfully market our products on a timely basis, we would have to slow our product development and marketing efforts and may be unable to continue our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $9,311,000, $13,740,000 and $18,922,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Net cash used for operating activities for the years ended December 31, 2004 and 2005 was to fund our on-going research and development activities and our selling, general and administrative costs. Net cash used for operating activities for the year ended December 31, 2006 was to fund on-going research and development activities and restructure and grow the sales, marketing and administrative organization in order to begin the commercialization of our FPOA technology and operate as a publicly-traded company.

Net Cash Provided (Used) by Investing Activities

For the years ended December 31, 2004, 2005 and 2006, cash used in investing activities was $13,000, $312,000 and $519,000 respectively. For years ending December 31, 2004 and 2005, cash used in investing activities was for the purchase of property and equipment, consisting primarily of acquisitions of computers and office equipment to develop and support our operations. Net cash used in 2006 was used to continue the development of our infrastructure and lab equipment used to qualify our FPOA chips and for restricted cash. We expect our capital expenditures in 2007 to be approximately $1,000,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10,651,000, $30,068,000 and $12,253,000 for the years ended December 31, 2004, 2005 and 2006. For all of these periods, financing cash flows consist of the proceeds from the issuance of common stock and warrants for the purchase of common stock, the exercise of common stock warrants and the exercise of stock options. In addition, during the year ended December 31, 2005, we issued $5,500,000 of 8% convertible promissory notes (of which $5,416,000 principal and accrued interest were converted to common stock in December 2005) and related common stock warrants.

Contractual Cash Obligations

The following tables show the future payments that we are obligated to make based on agreements in place as of December 31, 2006 (in thousands):

	Due in the Year Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$632	$267	$275	$283	$47	$—	$1,504
Purchase obligations	4,273	—	—	—	—	—	4,273
Total	$4,905	$267	$275	$283	$47	$—	$5,777

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

Item 8.                        Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2006 is as follows (the numbers in the table may not add up due to rounding):

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2005
Net revenue	$15	$25	$15	$79
Cost of sales	7	8	—	37
Gross profit	8	17	15	42
Operating expenses:
Research and development	2,448	1,884	1,693	2,203
Selling, general and administrative	1,147	1,557	1,632	2,228
Total operating expenses	3,595	3,441	3,325	4,431
Loss from operations	(3,587)	(3,424)	(3,310)	(4,389)
Other income (expense)	7	(476)	(893)	(2,863)
Net loss	$(3,580)	$(3,900)	$(4,203)	$(7,252)
Basic and diluted net loss per share	$(0.32)	$(0.35)	$(0.37)	$(0.49)
Weighted average number of common shares outstanding	11,155	11,192	11,233	14,870
2006
Net revenue	$8	$10	$28	$7
Cost of sales	2	5	21	98
Gross profit	6	5	7	(91)
Operating expenses:
Research and development	2,826	3,200	4,267	3,797
Selling, general and administrative	2,202	2,348	2,581	2,002
Total operating expenses	5,028	5,548	6,848	5,799
Loss from operations	(5,022)	(5,543)	(6,841)	(5,890)
Other income (expense)	190	160	112	191
Net loss	$(4,832)	$(5,383)	$(6,729)	$(5,699)
Basic and diluted net loss per share	$(0.28)	$(0.31)	$(0.39)	$(0.28)
Weighted average number of common shares outstanding	16,972	17,104	17,259	20,678

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MathStar, Inc.:

We have completed an integrated audit of MathStar, Inc’s December 31, 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of the 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of MathStar, Inc. (a development stage company) and its subsidiary (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 and, cumulatively, for the period from April 14, 1997 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 of the financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A , that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Portland, OR
March 13, 2007

MathStar, Inc.
(A development stage company)
Balance Sheets

	December 31
	2005	2006
	(in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$20,149	$12,891
Restricted cash	—	103
Accounts receivable	75	14
Inventory	336	610
Prepaid expenses and other current assets	1,144	1,231
Total current assets	21,704	14,849
Property and equipment, net	347	621
Other assets	151	144
Total assets	$22,202	$15,614
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$734	$1,791
Accrued expenses	1,294	1,206
Total liabilities	2,028	2,997
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 17,415 and 20,922 shares issued and outstanding at December 31, 2005 and 2006, respectively	175	209
Additional paid-in capital	105,717	118,545
Unearned compensation	(2,224)	—
Deficit accumulated during the development stage	(83,494)	(106,137)
Total stockholders’ equity	20,174	12,617
Total liabilities and stockholders’ equity	$22,202	$15,614

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.
(A development stage company)
Statements of Operations

	Year Ended December 31			Cumulative for the Period from Inception (April 14, 1997) Through December 31,
	2004	2005	2006	2006
	(in thousands, except per share amounts)
Revenue	$130	$134	$53	$933
Cost of sales	53	52	126	231
Gross margin	77	82	(73)	702
Operating expenses
Research and development	4,830	8,228	14,090	42,038
Selling, general and administrative	4,053	6,564	9,133	30,426
	8,883	14,792	23,223	72,464
Operating loss	(8,806)	(14,710)	(23,296)	(71,762)
Interest income	57	170	653	2,073
Interest expense	—	(4,395)	—	(4,591)
Other income, net	—	—	—	17
Net loss from continuing operations	(8,749)	(18,935)	(22,643)	(74,263)
Loss from discontinued operations (Note 4)	—	—	—	(31,874)
Net loss	$(8,749)	$(18,935)	$(22,643)	$(106,137)
Basic and diluted loss per share from continuing operations	$(0.95)	$(1.56)	$(1.26)
Weighted average basic and diluted shares outstanding	9,209	12,121	18,001

The accompanying notes are an integral part of these financial statements.

MathStar, Inc
(A development stage company)
Statements of Changes in Stockholders’ Equity
Cumulative for the Period from Inception (April 14, 1997) Through December 31, 2006

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

MathStar, Inc
(A development stage company)
Statements of Changes in Stockholders’ Equity (Continued)
Cumulative for the Period from Inception (April 14, 1997) Through December 31, 2006

Issuance of common stock for cash, net of offering costs of $970	January - August 2004	$4.80	1,864	19	7,959				7,978
Exercise of warrants for cash, net of warrant call costs of $279			1,627	16	2,629				2,645
Exercise of stock options			1		1				1
Vesting of warrants issued to nonemployees					50				50
Net loss								(8,749)	(8,749)
Balances at December 31, 2004			11,140	111	68,465	—	—	(64,559)	4,017
Exercise of warrants for cash			101	2	233				235
Warrants issued in connection with convertible bridge notes			—		1,126				1,126
Discount on convertible bridge notes—beneficial conversion rate			—		2,502				2,502
Vesting of warrants issued to nonemployees			—		515				515
Issuance of common stock in public offering, net of offering costs of $2,967	Oct./Dec. 2005	$6.00	4,600	46	24,587				24,633
Restricted common stock issued to employees			457	5	2,736		(2,741)
Forfeitures of restricted stock			(11)		(70)		70
Bridge note conversion	Dec. 2005	$4.80	1,128	11	5,419		—		5,430
Stock-based employee compensation—restricted stock			—				447		447
Stock-based employee compensation—options			—		204				204
Net loss			—					(18,935)	(18,935)
Balances at December 31, 2005			17,415	$175	$105,717	—	$(2,224)	$(83,494)	$20,174
Exercise of warrants for stock			253	2	510				512
Stock option exercises			91	1	79				80
Issuance of common stock in PIPE offering, net of offering costs of $910	Oct. 2006	$4.00	3,142	31	11,630				11,661
Restricted stock issued to employees, net			21						—
Reclassify Unearned Compensation expense on adoption of FAS 123(R)					(2,224)		2,224		—
Contractor Warrant Expense					169				169
Stock-based employee compensation—			—	—	2,664		—	—	2,664
Net loss			—	—	—		—	(22,643)	(22,643)
Balances at December 31, 2006			20,922	$209	$118,545	—	$	$(106,137)	$12,617

The accompanying notes are an integral part of these financial statements.

MathStar, Inc
(A development stage company)
Statements of Cash Flows

	Year Ended December 31,			Cumulative for the Period from Inception (April 14, 1997) Through December 31,
	2004	2005	2006	2006
	(In thousands)
Cash flows from operating activities
Net loss	$(8,749)	$(18,935)	$(22,643)	$(106,137)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	183	74	140	1,673
Amortization of beneficial conversion feature on convertible notes and value of warrants issued with convertible notes	—	3,628	—	3,628
Interest expense settled with common stock	—	230	—	230
Amortization of discount on held-to-maturity securities	—	—	—	(233)
Acquired in-process research and development	—	—	—	4,300
Stock-based compensation	50	1,166	2,833	5,073
Loss on disposal of asset			4	4
Goodwill impairment	—	—	—	13,306
Change in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(29)	(46)	61	131
Inventory	—	(336)	(274)	(610)
Prepaid expenses and other assets	(101)	(560)	(81)	(736)
Accounts payable	(188)	178	1,057	1,338
Accrued expenses	(477)	862	(89)	977
Net cash used in operating activities	(9,311)	(13,740)	(18,992)	(77,056)
Cash flows from investing activities
Cash used in acquisition, net of cash acquired	—	—	—	(791)
Purchase of property and equipment	(13)	(312)	(416)	(2,136)
Proceeds from sale of discontinued operations	—	—	—	1,752
Purchases of held-to-maturity securities	—	—	—	(10,000)
Sales of held-to-maturity securities	—	—	—	10,233
Restricted cash	—	—	(103)	(103)
Net cash used in investing activities	(13)	(312)	(519)	(1,045)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	7,978	24,633	11,661	77,708
Proceeds from issuance of convertible notes	—	5,500	—	5,500
Payments on convertible notes	—	(300)	—	(300)
Proceeds from issuance of warrants to purchase common stock, net of offering costs	—	—	—	5,304
Proceeds from exercise of warrants, net of costs	2,645	235	512	3,420
Collection of subscription receivable	27	—	—	27
Proceeds from exercise of stock options	1	—	80	81
Principal payments on notes receivable from stockholders	—	—	—	245
Principal payments on notes payable to stockholders	—	—	—	(250)
Repurchase of common stock	—	—	—	(257)
Payments on capital lease obligations	—	—	—	(486)
Net cash provided by financing activities	10,651	30,068	12,253	90,992
Net (decrease) increase in cash and cash equivalents	1,327	16,017	(7,258)	12,891
Cash and cash equivalents
Beginning of period	2,805	4,132	20,149	—
End of period	$4,132	$20,149	$12,891	$12,891
Cash paid during period for interest	$—	$—	$—	$26
Significant noncash transactions
Common stock, options and warrants issued in connection with Digital Mediacom, Inc. acquisition	$—	$—	$—	$18,384
Conversion of notes payable and $230 of accrued interest into common stock		5,430		5,430

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.
(A development stage company)
Notes to the Financial Statements
(in thousands, except per share data)

1.                 Nature of the Business and Going Concern

MathStar, Inc. (the “Company”) was incorporated as a Minnesota corporation in April 1997 and reincorporated under Delaware law in June 2005. The Company is a fabless semiconductor company addressing the reconfigurable logic markets with a new class of platform chips designed to be high performance, reconfigurable integrated circuits based on the Company’s proprietary silicon object technology. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruitment of management and technical staff, acquiring operating assets and raising capital. The Company has generated only nominal revenues from the sale of development kits that support customer development of applications for one of the Company’s products, the sale of product prototypes, contractual research and development services and samples of production product. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

In November 2005, the Company closed on its initial public offering of 4,000 shares of its common stock at $6.00 per share, and in December 2005, the Company closed on the underwriter’s overallotment option of 600 shares of the Company’s common stock at $6.00 per share, resulting in net proceeds to the Company of $24,633.

In October 2006, the company sold 3,142 shares at $4.00 per share in a private placement with net proceeds after expenses of $11,661.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception. The Company expects to incur additional losses and will require additional funding to continue its operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional financing during 2007. However, there can be no assurance that such additional funding will be available on terms acceptable to the Company or at all.

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

Inventory

Inventory is valued at the lower of cost or market and held as an asset until such time as it is consumed or sold. Inventory is consumed on a first in, first out basis. On a quarterly basis, management reviews the inventory balance for inventory that is not forecasted to be used in the normal course of business. A reserve will be established for any amount deemed excessive or obsolete. This will result in a non-cash charge to cost of  sales. If and when the inventory is written off, the inventory reduction is offset against the reserve, with no resulting income statement impact.

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

Revenue Recognition

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection is reasonably assured and there are no post-delivery obligations. Costs associated with product revenue consist of the manufacturing costs of the evaluation units and chips and software license fees and captured in cost of sales. During 2004 and 2005, marketing support was paid to a customer of the Company. Such payments are reported as a reduction of revenue in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company will recognize revenue from contractual research and development services as the services are performed. Costs related to these revenues consisted primarily of salary and related benefits of certain employees and included in cost of sales. During 2006, MathStar recognized a non-cash cost of sales expense resulting from an excess and obsolete reserve charge.

Stock-Based Compensation

On January 1, 2006, the Company adopted  SFAS No. 123(R), Share-based payment,  using the modified prospective transition method. Under the transition method, compensation costs recognized in 2006 include compensation costs for share-based payments granted prior to, but not vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-based Compensation, and compensation costs for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123(R). Prior to the Company’s initial public offering in October 2005 and in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company had elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company accounts for restricted stock by amortizing the grant date fair value over the vesting period.

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

Comprehensive Loss

Comprehensive loss, as defined in SFAS No. 130, Reporting Comprehensive Income, includes all changes in equity during a period from non-owner sources. The Company has not had any changes in stockholders’ equity from non-owner sources other than a net loss.

Earnings Per Share

Basic earnings per share are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options, warrants and convertible notes payable, using the treasury stock method. Options and warrants to purchase 2,611, 4,021 and 5,268 shares of common stock were outstanding at December 31, 2004, 2005 and 2006, respectively, but were not included in the computation of net loss per share as their effect was anti-dilutive. Common shares issuable upon exercise of the convertible notes payable and related accrued interest and shares of the Company’s contingently issuable restricted stock also were not included in the computation of net loss per share as their effect was anti-dilutive (see Note 6).

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the impact of adopting FIN 48 to have a material effect on its consolidated financial position and results of operations.

In September 2006, the FASB issued FAS No. 158, Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans. SFAS No. 158 is effective for the years ending December 15, 2006 and therefore requires companies to recognize prospectively adjustments to assets, liabilities and shareholders’ equity (through accumulated other comprehensive income) for the difference between the fair value of the plan’s assets and the benefit obligation of pension and post retirement health care plans. Since the Company has no defined benefit pension or other post retirement plans, the Company believes it has no expected impact.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The adoption of SAB No. 108 did not  have any impact on our financial statements for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The fair value option for Financial Assets and Liabilities—including Amendment of FAS No. 115”. SFAS No. 159 gives companies the option of recording certain financial assets and liabilities at fair value. SFAS No. 159 is effective for the Company as of December 31, 2007. The Company is still evaluating the potential impact of the standard.

3.                 Selected Balance Sheet Information

Restricted Cash

The Company has pledged $100,000 plus accrued interest to a bank as collateral to secure the balances on Company issued credit cards. The Company cannot use the restricted cash in the normal course of business until the credit cards are cancelled or the bank releases the funds. The credit cards are issued to certain Company employees for the purpose of travel and Company related purchases.

Inventory

	December 31,
	2005	2006
Raw Material	$26	$49
Finished Goods	336	662
	$362	$711
Less: Reserve for Excess and Obsolete Inventory	(26)	(101)
Total Inventory, net	$336	$610

The increase in the valuation reserve was charged to cost of sales.

Prepaid and Other Current Assets

	December 31,
	2005	2006
EDA Licenses	775	695
Prepaid insurance	165	239
Prepaid rent	89	111
Other	115	186
Total prepaid and other current assets	$1,144	$1,231

Property and Equipment

	December 31,
	2005	2006
Computer equipment	$1,003	$1,003
Purchased software	425	533
Equipment	—	106
Furniture and fixtures	370	499
	$1,798	$2,141
Less: Accumulated depreciation	(1,451)	(1,520)
Total property and equipment, net	$347	$621

Depreciation expense was $183, $74 and $140 for the years ended December 31, 2004, 2005 and 2006 and $1,673 cumulative for the period from inception (April 14, 1997) through December 31, 2006.

Accrued Expenses

	December 31,
	2005	2006
Accrued rent	$117	$77
Accrued compensation	417	480
Accrued professional fees	320	226
Other	440	423
Total accrued expenses	$1,294	$1,206

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

Goodwill Impairment and Discontinued Operations

In August 2002, due to events and changes in circumstances which included a severe downturn in the market for the acquired in process development projects, management and the Board of Directors committed to a plan to sell the physical media device (“PMD”) operating segment which was comprised of the acquired DMC operations. Accordingly, the Company tested the PMD assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , and SFAS No. 142, Goodwill and Other Intangible Assets, and recorded a $13,306 goodwill impairment charge.

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

5.                 Stock Based Compensation

Under SFAS No. 123(R), the Company has elected to use the modified prospective transition method, which requires the Company to record compensation expense in accordance with the provisions of SFAS No. 123(R) only for options issued after January 1, 2006. As a result of adopting the modified prospective method of adoption, prior periods have not been restated. The impact of adopting SFAS No. 123(R) on the results of operations for the year ended December 31, 2006 was to record additional expenses of  $274 which increased the net loss per share by $0.02 for the year ended December 31, 2006 . Of this amount, $104 was charged to research and development and $170 was charged to selling, general and administrative expense for the year ended December 31, 2006. Including the charges for restricted stock and cheap stock, the total stock compensation expense for the year ended December 31, 2006 was $2,664.

The Company has chosen to use the Black-Scholes option-pricing model to determine the fair value of options. The Black-Scholes model variables are stock price volatility, average option life, risk free interest rate and dividend rate. The Company has developed an index based on five comparable companies within the semiconductor industry to use as a volatility index due to the short period of time it has been public. Average option life has been calculated using the “safe harbor” method prescribed in SEC Staff Accounting Bulletin 107. The Company anticipates using this average life through 2007 or until it has enough history to calculate a meaningful life. The Company uses the treasury bill rate corresponding with the average life as its risk free interest rate. The dividend rate used is zero, as the Company does not in the near future have any plans to pay dividends. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

The following table summarizes the weighted average assumptions used by the Company in the Black-Scholes option-pricing model:

	Twelve Months Ended December 31, 2006
Expected option term	6.25	Years
Expected volatility factor	71.2%
Expected dividend yield	0%
Risk free interest rate	4.62%

Stock Option Plan

In January 2002, the Company and its stockholders adopted the 2002 Combined Incentive and Nonstatutory Stock Option Plan (the “2002 Plan”). In April 2000, the Company and its stockholders adopted the 2000 Combined Incentive and Nonstatutory Stock Option Plan (the “2000 Plan”). Under the 2002 Plan and the 2000 Plan, 1,000 and 333 shares of the Company’s common stock were reserved for issuance of incentive and nonqualified stock options to directors, officers and employees of and advisers to the Company at exercise prices as determined by the Board of Directors on the date of grant, respectively. These options have exercise prices and vesting terms established by a committee of the Board of Directors at the time of each grant. Vesting terms of outstanding options are generally four years. In no event are the options exercisable more than ten years after the date of grant. These plans were terminated by the Board of Directors effective in May 2006 and options to purchase 199 shares were no longer available for grant under the plan.

In October 2004, the Company adopted and in June 2005 its stockholders approved the 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Plan”). Under the 2004 Plan, 1,334 shares of the Company’s common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company at exercise prices as determined by the Board of Directors on the date of grants. With the approval of the stockholders at the 2006 annual meeting, 300 additional shares were reserved.

In connection with the acquisition of DMC (Note 4), the Company assumed DMC’s stock option plan, and 744 shares of the Company’s common stock have been reserved for issuance under the assumed plan. The related options are included in the following table, which summarizes stock option plan activity:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period (inception)
Shares reserved	333	—
Options granted in 2000	(187)	187	$6.80
Outstanding at December 31, 2000	146	187	$6.80
Shares reserved for DMC assumed options	744	—
Options assumed from DMC acquisition	(744)	744	$1.54
Options granted	(95)	95	$8.25
Options cancelled	5	(5)	$8.25
Outstanding at December 31, 2001	56	1,021	$3.10
Shares reserved	1,000	—
Options granted	(796)	796	$7.98
Options cancelled	358	(712)	$4.76
Options exercised	—	(12)	$7.01
Outstanding at December 31, 2002	618	1,093	$5.50
Options granted	(174)	174	$4.89
Options cancelled	130	(183)	$6.38
Outstanding at December 31, 2003	574	1,084	$5.26
Shares reserved	334	—
Options granted	(276)	276	$4.80
Options cancelled	128	(206)	$4.63
Options exercised	—	(1)	$0.87
Restricted stock issued	(84)	—
Outstanding at December 31, 2004	676	1,153	$5.79

Shares reserved	1,000	—
Options granted	(1,203)	1,203	$5.75
Options cancelled	319	(319)	$6.84
Restricted stock issued	(408)	—
Restricted stock cancelled	47	—
Outstanding at December 31, 2005	431	2,037	$5.60
Shares reserved, net	101	—
Options granted	(555)	555	$5.09
Options cancelled	323	(323)	$6.21
Restricted stock issued	(60)	—
Restricted stock cancelled	40	—
Exercised	—	(91)	$0.87
Outstanding at December 31, 2006	280	2,178	$5.46

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$0.87	27	2.97	$0.87	27	$0.87
$3.45-$4.89	1,035	6.81	$4.67	463	$4.61
$5.00-$5.33	164	8.76	$5.12	18	$5.25
$5.70-$6.30	806	8.72	$6.12	214	$6.24
$8.25	127	4.18	$8.25	127	$8.25
$10.50	19	2.99	$10.50	19	$10.50
	2,178	7.43 7	$5.46	868	$5.58

Options outstanding at December 31, 2006 had an aggregate intrinsic value of $169, and options exercisable at December 31, 2006 had a weighted average contractual term of 5.45 years and an aggregate intrinsic value of $154.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $3.49. The total intrinsic value of options exercised during the year ended  December 31, 2006 was $350.

The following table shows the status of the Company’s unvested shares as of December 31, 2006 and changes during the year then ended:

Unvested Options	Shares	Weighted Average Grant Dated Fair Value
Unvested at December 31, 2005	1,321	$1.69
Granted	555	3.49
Vested	(377)	1.79
Forfeited	(189)	2.42
Unvested at December 31, 2006	1,310	$2.32

Stock options outstanding at December 31, 2006 include options to purchase 262 shares that were granted to non-employees and options to purchase 1,916 shares that were granted to employees. Compensation expense related to employee stock options that will be amortized into future operating expenses was $2,010 at December 31, 2006. That cost is expected to be recognized over a weighted-average period of 3.14 years. The total fair value of shares vested during the year ended December 31, 2006 was $615.

6.                 Stockholders’ Equity

Authorized Shares

The Company’s authorized capital consists of 100,000 shares of capital stock, of which 90,000 shares have been designated as common stock ($0.01 per share par value), and 10,000 shares have been designated as preferred stock ($0.01 per share par value). In addition, as of December 31, 2006, 2,518 of the 90,000 shares of common stock had been reserved for issuance under the Company’s 2000 Plan, 2002 Plan, 2004 Plan and DMC plan. Each share of common stock entitles the holder to one vote.

Stock Split

The Company’s Board of Directors and stockholders declared a three-for-one reverse stock split, effective June 10, 2005. The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

Warrants

In October 2006, in connection with its private placement, the Company issued warrants  to purchase 1,367 common shares at an exercise price of $6.00 per share and with an expiration date of October 2011. Of these warrants, 1,257 were issued to purchasers of the shares and 110 to the selling agent.

During 2006, the Company received net proceeds of $512 from the exercise of 253 warrants with an average exercise price of $2.25.

In November  2005 in connection with its initial public offering, the Company issued warrants to purchase 400 common shares to the selling agent at an exercise price of $7.20 per share expiring in October 2010.

In connection with the convertible notes issued in April 2005 (see “Convertible Notes” below), the Company issued warrants to purchase 367 common shares at an exercise price of $4.80 per share.

In March 2005, the Company granted fully vested warrants to purchase 33 common shares at an exercise price of $6.00 per share to a consultant of the Company. In August 2005, the Company granted warrants to purchase 80 common shares at an exercise price of $6.00 per share to a consultant of the Company. These warrants vest ratably over three years beginning retroactively to October 2004. In

October and December 2004, the Company granted warrants to purchase 253 shares of the Company’s common stock at a price of $6.00 per share to consultants of the Company. Of these warrants, warrants to purchase 170 shares vest over three years and have a ten-year term. The remaining warrants to purchase 83 shares vest based on design wins and have a five-year term.

Total stock-based compensation expense related to these warrants during the years ended December 31, 2004, 2005 and 2006 and cumulative for the period from inception (April 14, 1997) through December 31, 2006 was $50, $515, $169 and $734, respectively. The fair value of these warrants was measured as they were earned using the Black-Scholes option pricing model and the following assumptions at December 31, 2006: term—10 years; volatility—71.2%; risk-free interest rate—4.70%; and expected dividend yield of zero.

In connection with the issuance of common stock by the Company from January 2004 to August 2004, the Company issued warrants to the selling agent to purchase 244 shares of common stock at an exercise price of $4.80. Of these warrants, warrants to purchase 200 shares expire on March 24, 2009, and the remaining warrants to purchase 44 shares expire on August 15, 2009.

In the period between April 1, 2003 and July 31, 2003, the Company received proceeds of $5,304, net of $697 of offering costs, in exchange for three-year warrants to purchase 2,000 shares of the Company’s common stock. These warrants, which expire if not exercised three years after issuance, consisted of 1,000 Part A Warrants with an exercise price of $1.50 and 1,000 Part B Warrants with an exercise price of $2.25.

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

•       Part A Warrants were redeemable by the Company when the Company gave notice that it had fabricated and successfully tested and demonstrated the functionality of its FPOA and also received commitments from at least two customers that will use the chip in at least one of each customer’s design programs.

•       Part B Warrants are redeemable by the Company when the Company gives notice that it has i) closed on a strategic investment from a company with significant financial resources (as defined) that is a participant in the semiconductor industry or a related industry, or ii) recognized total aggregate cumulative revenue from the sale or license of its FPOA chips of at least $2,500.

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

The following table summarizes warrant activity:

	Warrants Outstanding	Price Range Per Share
Warrants outstanding at beginning of period (inception)
Warrants issued in 2000	224	$8.25
Outstanding at December 31, 2000	224	$8.25
Warrants issued	36	$7.77
Outstanding at December 31, 2001	260	$7.77 - $8.25
Warrants issued	146	$10.50
Outstanding at December 31, 2002	406	$7.77 -$1.50
Warrants sold	2,000	$1.50 - $2.25
Warrants issued	200	$4.89
Warrants exercised	(18)	$1.50
Outstanding at December 31, 2003	2,588	$1.5 -$10.50
Warrants issued	497	$4.8 - $6.00
Warrants exercised	(1,627)	$1.0 - $2.25
Outstanding at December 31, 2004	1,458	$1.50 - 10.50
Warrants issued	880	$4.8 - $7.20
Warrants exercised	(101)	$1.0 - $2.25
Warrants expired	(253)	$7.77 - $8.25
Outstanding at December 31, 2005	1,984	$1.5 -$10.50
Warrants issued	1,367	$6.00
Warrants exercised	(253)	$2.25
Warrants expired	(8)	$2.25-$7.76
Outstanding at December 31, 2006	3,090	$4.8 -$10.50

Restricted Stock

In 2005, the Company issued 84 and 408 shares of restricted common stock to certain employees of the Company which vested on October 26, 2006. The Company recognized compensation expense equal to the grant date fair value of the common shares ($2,741) pro rata over the one-year vesting period. During 2005, the Company recognized $447 of compensation expense related to these restricted shares, net of the reversal of $70 compensation expense recorded for 47 restricted shares cancelled before vesting. During 2006, the Company issued 60 shares of restricted stock to certain employees of the Company with a fair value of $342. Fifty percent of these shares will vest after one year, and fifty percent at the end of the second year. The Company is recognizing the expense over the two-year vesting period. In addition, during 2006, 405 shares of previously issued restricted stock vested and 39 shares were forfeited. The remaining estimated compensation expense of $175 will be recognized over the remaining vesting period of one year.

Convertible Notes

In April 2005, the Company issued 8% convertible notes totaling $5,500. The notes, which were due on April 28, 2006, bore interest at the rate of 8% per year and were convertible into shares of the Company’s common stock at a price per share equal to 80% of the issuance price of the Company’s stock in an initial public offering, if any. If an initial public offering did not occur on or before April 28, 2006 or any extended maturity date of the notes, the notes would have been convertible into shares of the Company’s common stock at a price of $4.80 per share. The Company could have elected to extend the maturity of the notes for up to six months if an initial public offering had not closed on or before April 28, 2006. However, the notes were payable in full 30 days after the closing date of an initial public offering.

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

The allocated fair value of the warrants of $1,126 and the value attributable to the beneficial price for conversion of the notes of $2,502 were accounted for as a discount on the convertible notes. The Company was amortizing this discount to interest expense over the original term of the notes. However, following completion of the Company’s initial public offering during the fourth quarter of 2005, the note holders elected to convert $5,430 of the notes and accrued interest into 1,128 shares of common stock, and the remaining $330 of notes and accrued interest was repaid on December 1, 2005 in accordance with the terms of the notes. The remaining unamortized discount on these notes was charged to interest expense during the quarter ended December 31, 2005. Interest expense recorded during the year ended December 31, 2005 related to amortization of the discount was $3,628.

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

7.                 Income Taxes

The Company has not recorded any income tax benefit for losses recorded since inception.

The components of deferred income taxes are as follows:

	December 31,
	2005	2006
Net operating loss carryforwards	$25,461	$34,555
Research and experimentation credit carryforwards	2,669	3,070
Accrued expenses and stock options	822	679
Total deferred tax assets	28,952	38,304
Valuation allowance	(28,952)	(38,304)
Net deferred tax asset	$—	$—

The Company has established valuation allowances to fully offset its deferred tax assets due to uncertainty about the Company’s ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company’s recent history of significant operating losses. The valuation allowance increased by $3,877, $6,745 and $9,352 for the years 2004, 2005 and  2006, respectively. Future utilization of available net operating loss carryforwards may be limited under Internal Revenue

Code Section 382 as a result of significant changes in ownership. These limitations could result in expiration of these net operating loss carryforwards before they are utilized.

For the years ended December 31, 2004, 2005 and 2006, and cumulative for the period from inception (April 14, 1997) through December 31, 2006, the Company has generated federal net operating loss carryforwards of approximately $8,650, $14,037, $21,710 and $84,361, respectively.

The Company’s federal net operating loss carryforwards and state net operating loss carryforwards expire in various calendar years from 2014 through 2026. Available research and development credit carryforwards at December 31, 2006, include federal and state amounts of $2,588 and $742, respectively, with expiration dates in calendar years 2020 through 2026.

The Company’s effective income tax rate differs from the U.S. Federal income tax rate as shown below:

	December 31,
	2004	2005	2006
Tax expense (benefit) at the federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State income tax (benefit), net of federal income tax effect	(5.00)%	(5.70)%	(5.96)%
Permanent differences		7.84%	1.80%
Other	(4.83)%	(2.78)%	(2.14)%
Increase in valuation allowance	44.83%	35.62%	41.30%
Effective tax rate	0.00%	0.00%	0.00%

8.                 401(k) Savings Plan

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

9.                 Commitments

Operating Leases

The Company leases its office and research facilities and certain office equipment under noncancellable operating leases. Total rent expense under these operating leases was $859, $1,074 and $1,163 for the years ended December 31, 2004, 2005 and 2006, respectively, and $5,265 cumulative for the period from inception (April 14, 1997) through December 31, 2006.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006 are as follows:

Year Ending December 31,
2007	$632
2008	267
2009	275
2010	283
2011	47
2012 and thereafter	—
$1,504

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and is subject to lapses in judgment or breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—

Integrated Framework”. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

As of December 31, 2004 and 2005, the Company reported a material weakness in its internal control over financial reporting related to management’s conclusion that (i) it did not have a sufficient number of financial personnel with adequate training and experience in accounting and financial reporting and that (ii) the Company’s controls were not designed and operating effectively to ensure that operating expenses and stock based compensation transactions were identified and recorded accurately and in the appropriate accounting period. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The two aforementioned control deficiencies, in combination, constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2005. In addition, the combination of these two control deficiencies could have resulted in a misstatement of the presentation and disclosure of the Company’s financial statements that would result in a material misstatement in annual or interim financial statements that would not be prevented or detected.

As of December 31, 2006, the Company has remediated the previously reported material weakness in its internal control over financial reporting. The following remedial actions have been undertaken and completed:

•       In June 2005, the Company hired a Chief Financial Officer and in July 2005, the Company hired a Controller. Both are certified accountants;

•       In December 2005, a nonexempt employee was hired to process transaction-based activity, including Accounts Receivable and Accounts Payable transactions which impact the reporting of operating expenses;

•       In February 2006, another certified public accountant was added to the Company’s staff;

•       For each reporting period in 2006, all accounts were timely reconciled and reviewed;

•       As of January 1, 2006, the Company implemented the Great Plains General Ledger System. The system is functional in a network environment that enables system constraints to ensure segregation of duties and traceability of activity; and

•       The Company established new policies and procedures surrounding the processing of operating expense and stock based compensation transactions and related financial reporting. Key policies were established and implemented in the first quarter of 2006 with final implementation of the new operating expense and stock based compensation reporting procedures during the third quarter of 2006.

In the third and fourth quarters of 2006, the Company has undertaken and completed, as appropriate, its testing to validate compliance with the enhanced financial reporting policies, procedures and controls. The Company has undertaken testing over the design and operating effectiveness of these enhanced financial reporting controls so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion that the Company has remediated the previously reported material weakness in its internal control over financial reporting as of December 31, 2006.

Item 9B.               Other Information

Not applicable.

PART III

Items 10 through 14 of this Annual Report on Form 10-K are omitted because we will file before April 30, 2007 a definitive Proxy Statement (the “Proxy Statement”) conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K are hereby incorporated by reference to the information set forth in such Proxy Statement under the headings “Proposal No. 1—Election of Directors, “Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Officers,” “Executive Compensation,” “Related Party Transaction,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

3.1	Certificate of Incorporation of MathStar, Inc. (incorporated by reference to Exhibit 31 to the Registration Statement).

3.2	By-laws of MathStar, Inc. (incorporated by reference to Exhibit 32 to the Registration Statement).
4.1	Form of common stock certificate of MathStar, Inc. (incorporated by reference to Exhibit 41 to the Registration Statement).
10.1	MathStar, Inc. 2004 Amended and Restated Long-Term Incentive Plan and related forms of agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement).*
10.2	MathStar, Inc. 2005 Variable Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement).*
10.3

First Amendment to the Standard Commercial Lease dated as of July 22, 2005 by and between Parkway Point Joint Venture and MathStar, Inc. (incorporated by reference to Exhibit 1011 to the Registration Statement).

10.4	Office Lease Agreement dated June 1, 2005 by and between Mark Tanasbourne, LLC and MathStar, Inc. (incorporated by reference to Exhibit 1012 to the Registration Statement).
10.5	Executive Suite Rental Agreement dated June 16, 2005 by and between Jet Center Property Services, LLC and MathStar, Inc. (incorporated by reference to Exhibit 1013 to the Registration Statement).
10.6

Form of Non-Statutory Stock Option Agreement evidencing options granted and to be granted to the non-employee directors of MathStar, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 22, 2005).*

10.7	Form of Restated Bridge Loan and Subscription Agreement for April 2005 note and warrant financing of MathStar, Inc. (incorporated by reference to Exhibit 1017 to the Registration Statement).
10.8	Form of Bridge Note for April 2005 note and warrant financing of MathStar, Inc. (incorporated by reference to Exhibit 1018 to the Registration Statement).
10.9	Form of Bridge Warrant for April 2005 note and warrant financing of MathStar, Inc. (incorporated by reference to Exhibit 1019 to the Registration Statement).
10.10

Strategic Partnership Agreement dated as of October 8, 2004 by and among Valley Technologies, Inc., Gerald Petrole and MathStar, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement).**

10.11

Amendment No. 1 to Strategic Partnership Agreement dated August 11, 2005 by and between MathStar, Inc. and Valley Technologies, Inc. (incorporated by reference to Exhibit 1020 to the Registration Statement).

10.12

Amendment No. 2 to Strategic Partnership Agreement dated December 5, 2005 by and between MathStar, Inc. and Valley Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on December 5, 2005).

10.13

Honeywell/MathStar Strategic Agreement dated as of December 13, 2004 by and between Honeywell International, Inc. and MathStar, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement).**

10.14	Schedule of Executive Officer and Director Compensation for 2007 (filed electronically herewith).*
23.1	Consent of Independent Registered Public Accounting Firm.
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (filed electronically herewith).
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (filed electronically herewith).
32.01	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed electronically herewith).
32.02	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed electronically herewith).

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

Date March 13, 2007	MATHSTAR, INC.
/s/ DOUGLAS M. PIHL
Douglas M. Pihl
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006:

Signature	Title	Date
/s/ DOUGLAS M. PIHL	President, Chief Executive Officer and	March 13, 2007
Douglas M. Pihl	Chairman of the Board of Directors (Principal Executive Officer)
/s/ JAMES W. CRUCKSHANK	Vice President of Administration and	March 13, 2007
James W. Cruckshank	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ BENNO G. SAND	Director	March 13, 2007
Benno G. Sand
/s/ MERRILL A. MCPEAK	Director	March 13, 2007
Merrill A. McPeak
/s/ MORRIS GOODWIN, JR.	Director	March 13, 2007
Morris Goodwin, Jr.
/s/ MICHAEL O. MAERZ	Director	March 13, 2007
Michael O. Maerz