Form 10-Q
period 2007-03-31
MATHSTAR INC
filed 2007-05-10
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 30, 2007
Common stock, $0.01 par value	20,936,890

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2006	March 31, 2007
	(in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$12,891	$6,531
Restricted cash	103	104
Accounts receivable	14	61
Inventory	610	671
Prepaid expenses and other current assets	1,231	1,004
Total current assets	14,849	8,371
Property and equipment, net	621	648
Other assets	144	85
Total assets	$15,614	$9,104

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,791	$783
Accrued expenses	1,206	1,113
Total liabilities	2,997	1,896
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 20,922 and 20,937 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	209	209
Additional paid-in capital	118,545	118,583

Accumulated deficit	(106,137)	(111,584)
Total stockholders’ equity	12,617	7,208
Total liabilities and stockholders’ equity	$15,614	$9,104

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2007
	(in thousands, except per share amounts)

Revenue	$8	$92
Cost of goods sold	2	69
Gross margin	6	23
Operating expenses:
Research and development	2,826	3,125
Selling, general and administrative	2,202	2,462
	5,028	5,587
Operating loss	(5,022)	(5,564)
Interest income	190	119

Other expense, net	—	(2)

Net loss	$(4,832)	$(5,447)

Basic and diluted net loss per share	$(0.28)	$(0.26)
Weighted average basic and diluted shares outstanding	16,972	20,897

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Cash flows from operating activities
Net loss	$(4,832)	$(5,447)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	27	41
Stock-based compensation	728	8

Change in operating assets and liabilities, net of effects of acquisition
Accounts receivable	75	(47)

Inventories	(27)	(61)
Prepaid expenses and other assets	117	286
Accounts payable	(271)	(1,008)
Accrued expenses	(219)	(93)
Net cash used in operating activities	(4,402)	(6,321)
Cash flows from investing activities

Purchase of property and equipment	(91)	(68)
Restricted cash		(1)
Net cash used in investing activities	(91)	(69)
Cash flows from financing activities
Proceeds from exercise of warrants, net of costs	8	21
Proceeds from exercise of stock options	—	9
Net cash provided by financing activities	8	30
Net (decrease) increase in cash and cash equivalents	(4,485)	(6,360)
Cash and cash equivalents
Beginning of period	20,149	12,891
End of period	$15,664	$6,531

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Notes to Financial Statements

(in thousands, except per share data)

1.             Basis of Presentation and Going Concern

The accompanying interim condensed financial statements of MathStar, Inc. (“MathStar” or the “Company”) have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2007. The year-end condensed balance sheet was  derived from audited financial statements , but does not include all disclosure required by accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The interim financial information is unaudited, but it reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial results are not necessarily indicative of results to be expected in future interim or annual periods. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

In prior filings, MathStar reported as a “development stage company” as prescribed in Statement of Financial Accounting Standards (SFAS) No.7, Accounting and Reporting by Development Stage Enterprises. During that time, MathStar’s major emphasis was on planning, research and development, recruitment and development of a management and technical staff, and raising capital. MathStar has its management team and organizational structure in place and now  its primary focus is on the sale and commercialization of its current product. MathStar has production products placed within its distribution channel and has sold production chips and development systems to end customers. As such, MathStar is no longer a development stage company and will not report as such.

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

2.             New Accounting Pronouncements

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This adoption did not have a material effect on the Company’s consolidated financial position or results of operations.  As of March 31, 2007, the Company has $38,304 of deferred tax assets; however, valuation allowances have been established to fully offset these deferred tax assets due to the uncertainty about the Company’s ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company’s recent history of significant operating losses.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities—including Amendment of FAS No. 115”. SFAS No. 159 gives companies the option of recording certain financial assets and liabilities at fair value. SFAS No. 159 is effective for the Company in the first quarter of 2008. The Company is still evaluating the potential impact of the standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008. Management is currently evaluating the requirements of SFAS No, 157 and has not yet determined the impact on the Company’s consolidated financial statements

3.             Selected Balance Sheet Information

Restricted Cash

The Company has pledged $100 plus accrued interest to a bank as collateral to secure the balances on Company issued credit cards. The Company cannot use the restricted cash in the normal course of business until the credit cards are cancelled or the bank releases the funds. The credit cards are issued to certain Company employees for the purpose of Company-related travel and purchases.

Inventory

	December 31, 2006	March 31, 2007
Raw materials	$49	$85
Finished goods	662	690
	$711	$775
Less: reserve for excess and obsolete inventory	(101)	(104)
Total inventory, net	$610	$671

The increase in the valuation reserve was charged to cost of sales.

Prepaid and Other Current Assets

	December 31, 2006	March 31, 2007

EDA licenses	$695	$599
Prepaid insurance	239	165
Prepaid rent	111	112
Other	186	128
Total prepaid and other current assets	$1,231	$1,004

Property and Equipment

	December 31, 2006	March 31, 2007

Computer equipment	$1,003	$1,018
Purchased software	533	533
Equipment	106	106
Furniture and fixtures	499	552
	$2,141	$2,209
Less: Accumulated depreciation	(1,520)	(1,561)
Total property and equipment, net	$621	$648

Depreciation expense was $27 and $41 for the three months ended March 31, 2006 and 2007, respectively.

Accrued Expenses

	December 31, 2006	March 31, 2007

Accrued rent	$77	$54
Accrued compensation	480	477
Accrued professional fees	226	209
Other	423	373
Total accrued expenses	$1,206	$1,113

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are being provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding the commercial success of our new products; the growth prospects of the semiconductor industry and programmable logic market, including the field programmable object array (“FPOA”) and field programmable gate array (“FPGA”) product sub-segments; and trends in our future sales, including our opportunities for growth by displacing FPGAs, application-specific integrated circuits (“ASICs”) and other semiconductor alternatives.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in our Annual Report on Form 10-K filed on March 14, 2007.

Business Overview

We are a fabless semiconductor company engaged in the development, marketing and selling of our high-performance, programmable platform chips and design tools required to program our chips. We have established a sales network and distribution channel, sold and shipped a limited quantity of our first production field programmable object array, or FPOA, chip, and provided a second release of our design tools to customers.  Current activities are focused on the sale of current products and developing enhanced and follow-on products.

Our sales cycle begins when a prospective customer decides to introduce a new product or change or upgrade an existing product.  Generally, the prospective customer will do a survey of new and existing technology to determine if there are technological advances that it needs need to integrate into its product lines. At this point, if there appears to be a fit, the prospective customer will engage with us to determine if our FPOA can solve its product needs.  Typically, one of our FAEs (Field Application Engineers) will work with the prospective customer’s engineers to create an application assessment that documents the advantages of using a FPOA in the customer’s product.  At this point, the prospective customer will make a technology decision.  If the decision is to use an FPOA, the customer will buy an FPOA evaluation system and FPOA Design Software tools license to develop a prototype of its application on our FPOA.  Once the customer has developed and tested its FPOA design, it will develop prototypes of its new product.  The customer will then sell prototypes or limited production versions of its new product to its customers.  Assuming the customer achieves market acceptance, it will ramp its design in production and start purchasing production quantities of FPOAs. Our sales cycle can be as short as six months and as long as 18 months, except in the case of the military/aerospace markets, in which the development cycle can be three to five years.

Our production FPOA is currently in inventory and for sale at our warehouse, a worldwide electronics component distributor and an e-commerce distributor.  Our revenues for the first half of 2007 will be primarily from sales of evaluation systems, tools and application licenses.  As more and more of our customers move their products into production, more of our revenues will be from the sale of FPOAs.

Financial Operations Overview

Revenue and Costs

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection is reasonably assured and there are no post-delivery obligations. Costs associated with product revenue consist of the manufacturing costs of the evaluation units and chips and software license fees and captured in cost of sales.  Revenue and costs associated with sales to distributors are deferred until MathStar receives notice from the distributor that the product has been sold to an end user.  The amount reflected on MathStar’s balance sheet is the net margin from the deferred revenue and associated costs

Research and Development

Research and development expenses represent costs incurred for designing and engineering our FPOA chip and developing design tools and applications to enable customers to more easily program our chip. Research and development expenses consist primarily of salaries and related costs of our engineering organization; fees paid to third party consultants; an allocation of facilities; and depreciation expenses. We expense all research and development costs related to the development of our FPOA. Development of certain design tools and applications include the development of software. Such research and development expenses are required to be expensed until the technological feasibility of the software is established. We determine technological feasibility based upon completion of a working model of the software. To date, the period between technological feasibility and general release of the software has been short, so virtually all of our software development costs relate to software development during the period before technological feasibility. Accordingly, all such costs have been charged to operations as incurred. We expect to incur significant additional research and development costs as we develop more chips using our FPOA technology.

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

Recently issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There were no changes in critical accounting policies in the three months ended March 31, 2007.

Results of Operations

Three Months Ended March 31, 2006 and 2007

Revenue and Cost of Goods Sold. For the three months ended March 31, 2007, we generated revenue of $92,000 compared to $8,000 for the same period last year. Revenue for the three months ended March 31, 2007 was from the sale of production FPOA chips, development systems, licensed software and non-recurring engineering fees. Revenue for the three months ended March 31, 2006 was from the sale of FPOA development boards and non-recurring engineering fees. Costs of goods sold for the three months ended March 31, 2007 and 2006 were $69,000 and $2,000, respectively. Costs of goods sold in the first quarter of 2007 include external chip and evaluation system manufacturing costs and the cost of third party software licenses.  Costs of goods sold for the first quarter of 2006 consist of the cost of third party software licenses.

Research and Development. For the three months ended March 31, 2007, research and development expenses increased $299,000 or 11% to $3,125,000 from $2,826,000 for the three months ended March 31, 2006. The increase is the result of increased payroll costs ($180,000, which includes $47,000 of charges related to compensation costs related to stock options) and engineering material ($337,000). The increase was offset by lower EDA (electronic design automation) licenses ($76,000) and contracted engineering services ($142,000).

Selling, General and Administrative.  For the three months ended March 31, 2007, selling, general and administrative expenses increased $260,000 or 12% to $2,462,000, compared to $2,202,000 for the three months ended March 31, 2006. The increase was primarily the result of advertising and promotional costs ($96,000), consulting ($76,000), travel ($52,000), recruiting fees primarily in our sales force ($63,000), taxes and fees ($49,000), and infrastructure, facility and depreciation charges of ($122,000).  These increases were offset by a reduction of employee related expenses ($198,000).

Other Income (Expense). For the three months ended March 31, 2007, we had interest income of $119,000 compared to interest income of $190,000 for the three months ended March 31, 2006. The decrease in interest income is the result of lower average cash balances available to invest.

Liquidity and Capital Resources

Our future capital requirements will depend on many factors, including our sales growth, the market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs. We believe that our cash on hand, combined with our existing capital resources, will be sufficient to meet our capital and operating needs for at least six months. We anticipate seeking additional financing during the first half of 2007. Our long-term financing requirements will depend significantly on our ability to penetrate the market with our FPOA chip technology. If additional funds are raised through the issuance of debt or equity securities, these securities may have rights senior to those associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing or successfully market our products on a timely basis, we would have to slow our product development and marketing efforts and may be unable to continue our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6,321,000 and $4,402,000 for the three months ended March 31, 2007 and 2006, respectively. Net cash used for operating activities for the three months ended March 31, 2006 and 2007 was to fund our on-going research and development activities and our selling, general and administrative costs.

Net Cash Provided (Used) by Investing Activities

Net cash used by investing activities for the three months ended March 31, 2007 was $69,000. Investing activities for the three months ended March 31, 2006 was $91,000. Investing activities in both quarters were for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $30,000 and $8,000 for the three months ended March 31, 2007, and 2006, respectively. For both periods, the cash provided by financing activities was proceeds from exercise of options and warrants.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and

Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1.   Legal Proceedings

We are currently not a party to any legal proceedings.

Item 1A.   Risk Factors

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating results. The risk factors are described in the section entitled “Risk Factors” beginning on page 4 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007. Other information included in this Quarterly Report on Form 10-Q also should be carefully considered. The risks and uncertainties described in our Annual Report are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Mathstar, Inc.
(Registrant)

Date: May 10, 2007	By:	/s/ James W. Cruckshank
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