Form 10-Q
period 2007-06-30
MATHSTAR INC
filed 2007-08-09
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2007.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from                  to

Commission file number 000-51560

MathStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1881957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19075 NW Tanasbourne, Suite 200
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 31, 2007
Common stock, $0.01 par value	45,906,890

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2006	June 30, 2007
	(In Thousands,)
Assets
Current assets
Cash and cash equivalents	$12,891	$38,583
Restricted cash	103	105
Accounts receivable	14	131
Inventory	610	736
Prepaid expenses and other current assets	1,231	750
Total current assets	14,849	40,305
Property and equipment, net	487	461
Other assets	278	444
Total assets	$15,614	$41,210

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,791	$993
Deferred revenue	—	139
Accrued expenses	1,206	999
Total liabilities	2,997	2,131
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 20,922 and 45,907 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	209	459
Additional paid-in capital	118,545	154,759
Accumulated deficit	(106,137)	(116,139)
Total stockholders’ equity	12,617	39,079
Total liabilities and stockholders’ equity	$15,614	$41,210

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Revenue	$10	$120	$18	$212
Cost of goods sold	5	54	6	123
Gross margin	5	66	12	89
Operating expenses:
Research and development	3,200	2,607	6,026	5,732
Selling, general and administrative	2,348	2,107	4,551	4,569
	5,548	4,714	10,577	10,301
Operating loss	(5,543)	(4,648)	(10,565)	(10,212)
Interest income	160	107	350	226
Other income /(loss), net	—	(14)	—	(16)
Net loss	$(5,383)	$(4,555)	$(10,215)	$(10,002)

Basic and diluted net loss per share	$(0.31)	$(0.19)	$(0.60)	$(0.44)
Weighted average basic and diluted shares outstanding	17,104	24,135	17,037	22,525

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2007

Cash flows from operating activities
Net loss	$(10,215)	$(10,002)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	61	82
Loss on asset disposal		4
Foreign currency		7
Stock-based compensation	1,477	(51)
Change in operating assets and liabilities
Accounts receivable	65	(117)
Inventory	(74)	(126)
Prepaid expenses and other assets	292	575
Accounts payable	39	(798)
Deferred revenue		139
Accrued expenses	(251)	(207)
Net cash used in operating activities	(8,606)	(10,494)

Cash flows from investing activities
Purchase of property and equipment	(209)	(58)
Purchase of capitalized application software		(269)
Restricted cash		(2)
Net cash used in investing activities	(209)	(329)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs		36,485
Proceeds from exercise of warrants	417	21
Proceeds from exercise of stock options	27	9
Net cash provided by financing activities	444	36,515
Net (decrease) increase in cash and cash equivalents	(8,371)	25,692

Cash and cash equivalents
Beginning of period	20,149	12,891
End of period	$11,778	$38,583

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Notes to Financial Statements

(in thousands, except per share data)

1.             Basis of Presentation and Going Concern

The accompanying interim condensed financial statements of MathStar, Inc. (“MathStar” or the “Company”) have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied to the financial statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2007. The year-end condensed balance sheet was  derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In prior filings, MathStar reported as a “development stage company” as prescribed in Statement of Financial Accounting Standards (“SFAS”) No.7, Accounting and Reporting by Development Stage Enterprises. During that time, MathStar’s major emphasis was on planning, research and development, recruitment and development of a management and technical staff, and raising capital. These development stage activities were completed as of December 31, 2006. MathStar has its management team and organizational structure in place with its primary focus on the sale and commercialization of its current product. MathStar has production products placed within its distribution channel and has sold production chips and development systems to end customers. As such, MathStar is no longer a development stage company and will not report as such.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception, which raise concerns about the Company’s ability to continue as a going concern. Although the Company successfully completed a $40,000 follow-on offering during the quarter ended June 30, 2007, it expects to incur additional losses while the Company continues to develop its sales. Given the lack of operating profitability, the Company will continue to disclose a substantial doubt about its ability to continue as a going concern.

2.             New Accounting Pronouncements

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This adoption did not have a material effect on the Company’s consolidated financial position or results of operations.  As of June 30, 2007, the Company had $38,304 of deferred tax assets; however, valuation allowances have been established to fully offset these deferred tax assets due to the uncertainty about the Company’s ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company’s recent history of significant operating losses.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—including Amendment of FAS No. 115”. SFAS No. 159 gives companies the option of recording certain financial assets and liabilities at fair value. SFAS No. 159 is effective for the Company in the first quarter of 2008. The Company is still evaluating the potential impact of the standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.

3.             Stock-Based Compensation

MathStar continues to issue options as a means to incent potential employees to join and retain certain existing employees.  The Company accounts for options granted under SFAS No. 123R (revised 2004), “Share-Based Payment,” utilizing the Black-Sholes pricing model.  The table below discloses options granted to new and existing employees and the total options outstanding as of June 30, 2007.

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (as of 6/30/07)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2007	2,130	$5.45	7.47	$32
Granted – New Employees	87	2.33	9.83
Granted – Replenishment Options	630	1.69	9.88
Exercised	—	—	—
Forfeited or expired	(166)	5.60	8.51
Outstanding at June 30, 2007	2,681	$4.47	5.28	$12

Exercisable at June 30, 2007	989	$5.56	5.80	$11

	Three Months Ended		Six Months Ended
2007 Stock Based Compensation Expense	March 31, 2007	June 30, 2007	June 30, 2007
Employee stock based compensation	$215	$113	$328
Nonemployee adjustments	(208)	(171)	(379)
Net stock based compensation	$7	$(58)	$(51)

For the first six months of 2007, the Company had $328 in non-cash stock based compensation expense. As required, the Company revalued non-employee awards based on the market value of the stock at the end of each quarter, which resulted in year-to-date recapturing of previous year’s expenses of $379.

4.             Selected Balance Sheet Information

Restricted Cash

The Company has pledged $105 as collateral to secure the balances on Company-issued credit cards. The Company cannot use the restricted cash in the normal course of business until the credit cards are cancelled or the bank releases the funds. The credit cards are issued to certain Company employees for the purpose of Company-related travel and purchases.

Inventory

	December 31, 2006	June 30, 2007
Raw materials	$49	$57
Sub-assembly	—	36
Finished goods	662	760
	$711	$853
Less: reserve for excess and obsolete inventory	(101)	(117)
Total inventory, net	$610	$736

The increase in the valuation reserve was charged to cost of sales.

Prepaid and Other Current Assets

	December 31, 2006	June 30, 2007
EDA licenses	$695	$499
Prepaid insurance	239	82
Prepaid rent	111	35
Other	186	134
Total prepaid and other current assets	$1,231	$750

Property and Equipment

	December 31, 2006	June 30, 2007
Construction in progress	$—	$12
Computer equipment	$1,003	$144
Purchased software	533	533
Equipment	106	106
Furniture and fixtures	365	291
	$2,007	$1,086
Less: Accumulated depreciation	(1,520)	(625)
Total property and equipment, net	$487	$461

Depreciation expense was $34 and $39 for the three months ended June 30, 2006 and 2007, respectively, and $60 and $80 for the six months ended June 30, 2006 and 2007, respectively.  The reduction in gross property and equipment and accumulated depreciation is due to disposal of excess and idle assets from the previous Minneapolis location.  The disposal resulted in a noncash charge of $4 to operating results.

Other Assets

	December 31, 2006	June 30, 2007

Capitalized application software	$134	$401
Other	144	43
	$278	$444

Amortization expense associated with capitalized software was $0 and $2 for the three months ended June 30, 2006 and 2007, respectively, and $0 and $2 for the six months ended June 30, 2006 and 2007, respectively.

Accrued Expenses

	December 31, 2006	June 30, 2007

Accrued rent	$77	$46
Accrued compensation	480	483
Accrued professional fees	226	133
Other	423	337
Total accrued expenses	$1,206	$999

Stockholders’ Equity

During the quarter ended June 30, 2007, the Company completed a registered follow-on offering of 25,000 shares of its common stock at a price to the public of $1.60 per share, netting $36,485 in cash after commissions and offering costs.

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

Our sales cycle begins when a prospective customer decides to introduce a new product or change or upgrade an existing product.  Generally, the prospective customer will survey new and existing technology to determine if there are technological advances that it needs need to integrate into its product lines. At this point, if there appears to be a fit, the prospective customer will engage with us to determine if our FPOA can solve its product needs.  Typically, one of our FAEs (Field Application Engineers) will work with the prospective customer’s engineers to create an application assessment that documents the advantages of using a FPOA in the customer’s product.  At this point, the prospective customer will make a technology decision.  If the decision is to use an FPOA, the customer will buy an FPOA evaluation system and FPOA Design Software tools license from us to develop a prototype of its application on our FPOA.  Once the customer has developed and tested its FPOA design, the customer will develop prototypes of its new product.  The customer will then sell prototypes or limited production versions of its new product to its customers.  Assuming the customer achieves market acceptance, it will ramp its design in production and start purchasing production quantities of FPOAs. Our sales cycle can be as short as six months and as long as 18 months, except in the case of the military/aerospace markets, in which the development cycle can be three to five years.

Our production FPOA is currently in inventory and for sale at our warehouse, a worldwide electronics component distributor and an e-commerce distributor.  Our revenue for the first half of 2007 was primarily from sales of production chips, evaluation systems, tools, nonrecurring engineering fees (NRE) and application licenses which are the key components of the beginning of the sales cycle.  As more of our customers move their products into production, more of our revenues will be from the sale of FPOAs.

Financial Operations Overview

Revenue and Costs

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection is reasonably assured and there are no post-delivery obligations. Costs associated with product revenue consist of the manufacturing costs of the evaluation units and chips, subcontracted expenses associated with NRE revenue and software license fees and recorded in cost of sales.  Revenue and costs associated with sales to distributors are deferred until MathStar receives notice from the distributor that the product has been sold to an end user.  The amount reflected on MathStar’s balance sheet is the net margin from the deferred revenue and associated costs. Revenue and costs for chips held at distributors are deferred because of the distributor’s ability to return unsold chips for refund or credit.

Research and Development

Research and development expenses represent costs incurred for designing and engineering our FPOA chips and developing design tools and applications to enable customers to more easily program our chip. Research and development expenses consist primarily of salaries and related costs of our engineering organization; fees paid to third party consultants associated with chip development; an allocation of facilities; and depreciation expenses. We expense all research and development costs related to the development of our FPOA chips. Development of certain design tools and applications include the development of software. Such research and development expenses are required to be expensed until the technological feasibility of the software is established. We determine technological feasibility based upon completion of a working model of the software. To date, the period between technological feasibility and general release of the software has been short, so virtually all of our software development costs relate to software development during the period before technological feasibility. Accordingly, all such costs have been charged to operations as incurred. We expect to incur significant additional research and development costs as we develop more chips using our FPOA technology.

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

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

The Company has updated the disclosure related to critical accounting policies since its Annual Report on Form 10-K for the year ended December 31, 2006 to include capitalized application software.

Capitalization of application software

The Company is developing certain applications of known algorithms for use on its FPOA chips.  The accounting for development costs of these applications is covered under SFAS No. 86, “Research and Development Costs of Computer Software”. Judgment is required in determining when technological feasibility is established. Because these are established algorithms, we define technological feasability of an application development project to be the point at which a feasability assessment is complete and a detailed technical design document is established. All costs incurred prior to establishing technological feasibility are expensed when incurred. Costs after that date are capitalized then amortized on a straight-line basis over the useful life of the applications.

Results of Operations

Three Months Ended June 30, 2006 and 2007

Revenue and Cost of Goods Sold. For the three months ended June 30, 2007, we generated revenue of $120,000 compared to $10,000 for the same period last year. Revenue for the three months ended June 30, 2007 was from the sale of production FPOA chips, development systems, licensed software and non-recurring engineering, or NRE, fees. Revenue for the three months ended June 30, 2006 was from the sale of FPOA development boards and NRE. Costs of goods sold for the three months ended June 30, 2007 and 2006 were $54,000 and $5,000, respectively. Costs of goods sold in the second quarter of 2007 include external chip and evaluation system manufacturing costs, subcontracted services associated with NRE revenue and the cost of third party software licenses.  Costs of goods sold for the second quarter of 2006 consist of the cost of third party software licenses.

Research and Development. For the three months ended June 30, 2007, research and development expenses decreased $593,000 or 19% to $2,607,000 from $3,200,000 for the three months ended June 30, 2006. The decrease was the result of reductions in contracted services ($102,000), design tools ($160,000), engineering material ($309,000), building rent ($112,000) and travel and other costs ($70,000). These decreases were partially offset by the increase in employee related expenses ($160,000).  Research and development spending will continue to fluctuate based on the timing in the chip design cycle and application development projects.

Selling, General and Administrative.  For the three months ended June 30, 2007, selling, general and administrative expenses decreased $241,000 or 10% to $2,107,000, compared to $2,348,000 for the three months ended June 30, 2006. The decrease was the result of lower employee related expenses ($347,000, which was the result of a $490,000 increase in recurring expenses less the elimination of restricted stock charges of $651,000, $79,000 in recaptured noncash expenses due to the resignation of the Vice President of Sales and an accrued bonus adjustment of $107,000). The decrease was partially offset by increases in travel ($36,000), building rent ($14,000), commissions ($12,000) and other infrastructure costs ($44,000). Future selling, general and administrative expense increases will be primarily in sales and commission expenses as revenues grow.

Other Income (Expense). For the three months ended June 30, 2007, we had interest income of $107,000 compared to interest income of $160,000 for the three months ended June 30, 2006. The decrease in interest income is the result of lower average cash balances available to invest.

Six Months Ended June 30, 2006 and 2007

Revenue and Cost of Goods Sold.  For the six months ended June 30, 2007, we generated revenue of $212,000 compared to $18,000 for the six months ended June 30, 2006.  Revenue for the six months ended June 30, 2007 was from the sale of production FPOA chips, software license fees and NRE, and revenue for the six months ended June 30, 2006 was from the sale of FPOA development kits. These product development kits included software that we licensed from a third party for the development of design tools for our FPOA chips. Costs of goods sold for the six months ended June 30, 2007 and 2006 were $123,000 and $6,000, respectively. Costs of goods sold for the six months ended June 30, 2007 were from manufacturing costs of the chips and evaluation systems, the cost of the third party software licenses and subcontracted NRE services. Costs of goods sold for the six months ended June 30, 2006 were for third party software licenses.

Research and Development.  For the six months ended June 30, 2007, we incurred research and development costs of $5,732,000, a decrease of $294,000 or 5% below research and development costs for the six months ended June 30, 2006 of $6,026,000.  The decrease was the result of lower contractor and outside service expense ($243,000), design tool licenses ($236,000), building rent ($95,000) and recruiting and other expenses ($60,000).  These were offset by higher employee related expenses ($340,000). Research and development expenses will fluctuate depending on the development cycle of future chips and application projects.

Selling, General and Administrative.  For the six months ended June 30, 2007, selling, general and administrative costs increased $18,000 or 0.4% to $4,569,000 from $4,551,000 for the six months ended June 30, 2006.  This increase was a result of an increase in travel ($88,000), advertising and promotions ($44,000), product samples and development systems ($70,000), and recruiting of sales personnel ($120,000) that focused on the commercialization of our products.  Other expense increases include legal and auditing ($86,000), insurance ($13,000), taxes and fees ($33,000), consultants and outside services ($38,000), rent ($42,000), and other infrastructure costs, including the one-time expense to downsize the Minneapolis office ($30,000). These were offset by a decrease that was primarily due to the reduction of employee related expenses ($546,000, of which $455,000 was an increase in recurring cash expenses less the reduction of $1,001,000 in non-cash compensation charges due to restricted stock awards expensed in 2006).  Growth in spending will continue to be directed towards sales and product promoting activities.

Other Income (Expense).  For the six months ended June 30, 2007 and June 30, 2006, we had interest income of $226,000 and $350,000, respectively.

Liquidity and Capital Resources

In June 2007, MathStar completed a registered follow-on public offering of 25,000,000 shares of its common stock at a price to the public of $1.60 per share, netting $36,485,000 in cash after commissions and offering costs. We believe that our cash on hand and cash resulting from the sale of product and services will be sufficient to fund operations and meet our capital needs and do not anticipate needing to raise additional funds. However, our future capital requirements will depend on many factors, including our sales growth, further market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs.

Net Cash Used in Operating Activities

Net cash used in operating activities was $10,494,000 and $8,606,000 for the six months ended June 30, 2007 and 2006, respectively. Net cash used in operating activities was to fund further chip development, promotion of current products and general and administrative costs.

Net Cash Provided (Used) by Investing Activities

Net cash used by investing activities for the six months ended June 30, 2007 was $329,000. Investing activities for the three months ended June 30, 2006 was $209,000. Investing activities in both quarters were for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $36,515,000 and $444,000 for the six months ended June 30, 2007 and 2006, respectively. For the six month period ended June 30, 2007, cash was provided from a registered follow-on public offering ($36,485,000) and exercising warrants ($21,000) and stock options ($9,000). For the six month period ended June 30, 2006, cash provided by financing activities was from exercising warrants ($417,000) and stock options ($27,000).

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 17, 2007, at our Annual Meeting of Stockholders, the stockholders voted on three proposals.  The vote on each of those proposals is summarized below.

Proposal No. 1

The following incumbent directors were re-elected to our Board of Directors by the following vote:

Nominee	For	Withheld/Against	Broker Non-Votes

Douglas M. Pihl	17,073,357	88,472	—
Benno G. Sand	17,064,457	97,372	—
Merrill A. McPeak	17,065,357	96,472	—
Morris Goodwin, Jr.	17,065,357	96,472	—
Michael O. Maerz	17,068,357	93,472	—

Proposal No. 2

The stockholders approved amending the MathStar, Inc. Amended and Restated 2004 Long-Term Incentive Plan as described in the proxy statement for the Annual Meeting by the following vote:

For	Against	Withheld	Broker Non-Votes

7,650,627	749,686	283,550	8,477,966

Proposal No. 3

The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm by the following vote:

For	Against	Withheld	Broker Non-Votes

17,105,595	38,694	17,540	—

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MathStar, Inc.
(Registrant)

Date: August 9, 2007	By:	/s/ James W. Cruckshank
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

3.2	By-laws of MathStar, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of MathStar, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).

10.1	MathStar, Inc. Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by MathStar, Inc. with the SEC on May 17, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith electronically).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith electronically).