Form 10-Q
period 2007-09-30
MATHSTAR INC
filed 2007-11-07
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at September 30, 2007
Common stock, $0.01 par value	45,906,890

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2006	September 30, 2007

Assets
Current assets
Cash and cash equivalents	$12,891	$14,283
Restricted cash	103	106
Investment securities— short term	-	14,250
Accounts receivable	14	144
Inventory	610	702
Prepaid expenses and other current assets	1,231	796
Total current assets	14,849	30,281
Property and equipment, net	487	430
Investment securities — long term	-	5,431
Other assets	278	454
Total assets	$15,614	$36,596

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,791	$410
Deferred revenue	—	162
Accrued expenses	1,206	1,216
Total liabilities	2,997	1,788
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 20,922 and 45,907 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	209	459
Additional paid-in capital	118,545	154,881
Accumulated deficit	(106,137)	(120,532)
Total stockholders’ equity	12,617	34,808
Total liabilities and stockholders’ equity	$15,614	$36,596

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Revenue	$28	$63	$46	$275
Cost of goods sold	21	58	27	181
Gross margin	7	5	19	94
Operating expenses:
Research and development	4,267	2,655	10,293	8,387
Selling, general and administrative	2,581	2,164	7,132	6,733
	6,848	4,819	17,425	15,120
Operating loss	(6,841)	(4,814)	(17,406)	(15,026)
Interest income	112	426	462	652
Other income /(loss), net	—	(5)	—	(21)
Net loss	$(6,729)	$(4,393)	$(16,944)	$(14,395)

Basic and diluted net loss per share	$(0.39)	$(0.10)	$(0.99)	$(0.47)
Weighted average basic and diluted shares outstanding	17,259	45,907	17,112	30,405

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2007

Cash flows from operating activities
Net loss	$(16,944)	$(14,395)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	99	133
Loss on asset disposal		5
Stock-based compensation	2,288	83
Foreign currency translation		11
Change in operating assets and liabilities
Accounts receivable	28	(130)
Inventory	22	(92)
Prepaid expenses and other assets	402	542
Accounts payable	(321)	(1,381)
Deferred revenue		162
Accrued expenses	(24)	4
Net cash used in operating activities	(14,450)	(15,058)

Cash flows from investing activities
Purchase of property and equipment	(252)	(69)
Purchase of capitalized application software	(91)	(292)
Purchase of investment securities		(19,684)
Restricted cash		(3)
Net cash used in investing activities	(343)	(20,048)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	3,800	36,473
Proceeds from exercise of warrants	513	21
Proceeds from exercise of stock options	46	9
Net cash provided by financing activities	4,359	36,503
Effect of exchange rate changes on cash		(5)
Net (decrease) increase in cash and cash equivalents	(10,434)	1,392

Cash and cash equivalents
Beginning of period	20,149	12,891
End of period	$9,715	$14,283

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Notes to Financial Statements

(Unaudited)

(in thousands, except per share data)

1.             Basis of Presentation and Going Concern

The accompanying interim condensed financial statements of MathStar, Inc. (“MathStar” or the “Company”) have been prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied to the financial statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2007. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For the year ended December 31, 2006, MathStar reported as a “development stage company” as prescribed in Statement of Financial Accounting Standards (“SFAS”) No.7, Accounting and Reporting by Development Stage Enterprises. During that time, MathStar’s major emphasis was on planning, research and development, recruitment and development of a management and technical staff, and raising capital. These development stage activities were completed during the first quarter of 2007. MathStar has its management team and organizational structure in place with its primary focus on the sale and commercialization of its current product. MathStar has production products placed within its distribution channel and has sold production chips and development systems to end customers. As such, MathStar no longer considers itself a development stage company.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception, which raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company successfully completed a $40,000 follow-on offering during the quarter ended June 30, 2007, it expects to incur additional losses while the Company continues to develop its sales. Given the lack of operating profitability, the Company will continue to disclose a substantial doubt about its ability to continue as a going concern.

2.             New Accounting Pronouncements

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This adoption did not have a material effect on the Company’s consolidated financial position or results of operations.  As of September 30, 2007, the Company had $38,304 of deferred tax assets; however, valuation allowances have been established to fully offset these deferred tax assets due to the uncertainty about the Company’s ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company’s recent history of significant operating losses. The Company records interest and penalties, if any, within operating expenses as a tax expense.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—including Amendment of FAS No. 115”. SFAS No. 159 gives companies the option of recording certain financial assets and liabilities at fair value. SFAS No. 159 is effective for the Company in the first quarter of 2008. The Company is evaluating the potential impact of the standard.

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

3.             Stock-Based Compensation

MathStar continues to issue options as a means to incent potential employees to join and retain certain existing employees.  The Company accounts for options granted under SFAS No. 123R (revised 2004), “Share-Based Payment,” utilizing the Black-Scholes pricing model.  The table below discloses options granted to new and existing employees and the total options outstanding as of September 30, 2007.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2006	2,178	$5.46	5.45	$169
Granted new employees	213	2.94
Granted replenishment options	985	1.52
Exercised	(10)	0.87
Forfeited or expired	(325)	5.33
Outstanding at September 30, 2007	3,041	$4.03	7.93	$5

Exercisable at September 30, 2007	1,085	$5.58	$5.62	$5

	Three Months Ended	Nine Months Ended
2007 Stock Based Compensation Expense	September 30, 2007	September 30, 2007
Employee stock based compensation	$189	$517
Nonemployee adjustments	(55)	(434)
Net stock based compensation	$134	$83

For the first nine months of 2007, the Company recorded  $517 in non-cash stock based compensation expense related to awards to employees. The remaining compensation expense associated with these awards is $1,913 with a weighted average contractual term of 3.63 years. The Company also grants awards to non-employees, the Company revalues non-employee awards based on the market value of the stock at the end of each quarter, which resulted in year-to-date recapturing of previous year’s expenses of $434.

4.             Selected Balance Sheet Information

Restricted Cash

The Company has pledged $106 as collateral to secure the balances on Company-issued credit cards. The Company cannot use the restricted cash in the normal course of business until the credit cards are cancelled or the bank releases the funds. The credit cards are issued to certain Company employees for the purpose of Company-related travel and purchases.

Investment Securities

	December 31,	September 30,
	2006	2007
Government securities — notes (short term)	$—	$8,702
Government securities — bonds (short term)	—	5,548
Government securities — bonds (long term)	—	5,431
	$—	$19,681

The Company has an investment policy that restricts investments to government securities and high quality investments.  The Company’s investments generally mature between three and fifteen months. Investments with maturities beyond one year are classified as long-term investments. All of our investments are classified as held-to-maturity and are carried at amortized cost as the Company has the intent and ability to hold these securities to maturity.

Inventory

	December 31,	September 30,
	2006	2007
Raw materials	$49	$60
Sub-assembly	—	33
Finished goods	662	726
	$711	$819
Less: reserve for excess and obsolete inventory	(101)	(117)
Total inventory, net	$610	$702

The increase in the valuation reserve was charged to cost of sales.

Prepaid and Other Current Assets

	December 31,	September 30,
	2006	2007
EDA licenses	$695	$330
Interest Receivable		212
Prepaid insurance	239	73
Prepaid rent	111	30
Other	186	151
Total prepaid and other current assets	$1,231	$796

Property and Equipment

	December 31,	September 30,
	2006	2007
Computer equipment	$1,003	$144
Purchased software	533	533
Equipment	106	106
Furniture and fixtures	365	314
	$2,007	$1,097
Less: Accumulated depreciation	(1,520)	(667)
Total property and equipment, net	$487	$430

Depreciation expense was $39 and $43 for the three months ended September 30, 2006 and 2007, respectively, and $99 and $123 for the nine months ended September 30, 2006 and 2007, respectively.  The reduction in gross property and equipment and accumulated depreciation is due to disposal of excess and idle assets from the previous Minneapolis location.  The disposal resulted in a noncash charge of $5 to operating results.

Other Assets

	December 31,	September 30,
	2006	2007
Capitalized application software (net)	$134	$417
Other	144	37
	$278	$454

Amortization expense associated with capitalized software was $0 and $5 for the three months ended September 30, 2006 and 2007, respectively, and $0 and $7 for the nine months ended September 30, 2006 and 2007, respectively.

Accrued Expenses

	December 31,	September 30,
	2006	2007
Accrued rent	$77	$46
Accrued compensation	480	778
Accrued professional fees	226	101
Other	423	291
Total accrued expenses	$1,206	$1,216

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

Our sales cycle begins when a prospective customer decides to introduce a new product or change or upgrade an existing product.  Generally, the prospective customer will survey new and existing technology to determine if there are technological advances that it needs need to integrate into its product lines. At this point, if there appears to be a fit, the prospective customer will engage with us to determine if our FPOA can solve its product needs.  Typically, one of our field application engineers (FAEs) will work with the prospective customer’s engineers to create an application assessment that documents the advantages of using an FPOA in the customer’s product.  At this point, the prospective customer will make a technology decision.  If the decision is to use an FPOA, the customer will buy an FPOA evaluation system and an FPOA design software tools license from us to develop a prototype of its application on our FPOA.  Once the customer has developed and tested its FPOA design, the customer will develop prototypes of its new product.  The customer will then sell prototypes or limited production versions of its new product to its customers.  Assuming the customer achieves market acceptance, it will ramp its design in production and start purchasing production quantities of FPOAs. Our sales cycle can be as short as six months and as long as 18 months, except in the case of the military/aerospace markets, in which the development cycle can be three to five years.

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

Financial Operations Overview

Revenue and Costs

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection is reasonably assured and there are no post-delivery obligations. Costs associated with product revenue consist of the manufacturing costs of the evaluation units and chips, subcontracted expenses associated with NRE revenue and software license fees and recorded in cost of sales.  Revenue and costs associated with sales to distributors are deferred until MathStar receives notice from the distributor that the product has been sold to an end user.  The amount reflected on MathStar’s balance sheet is the net margin from the deferred revenue and associated costs. Revenue and costs for chips held at distributors are deferred because of the distributors’ ability to return unsold chips for refund or credit.

Research and Development

Research and development expenses represent costs incurred for designing and engineering our FPOA chips and developing design tools and applications to enable customers to more easily program our chip. Research and development expenses consist primarily of salaries and related costs of our engineering organization; fees paid to third party consultants associated with chip development; an allocation of facilities; and depreciation expenses. We expense all research and development costs related to the development of our FPOA chips. Development of certain design tools and applications include the development of software. Such research and development expenses are required to be expensed until the technological feasibility of the software is established. We determine technological feasibility to be the point at which a feasibility assessment is complete and a detailed technical design document is established. We expect to incur significant additional research and development costs as we develop more chips using our FPOA technology.

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

Capitalization of Application Software

The Company is developing certain applications of known algorithms for use on its FPOA chips.  The accounting for development costs of these applications is covered under SFAS No. 86, “Research and Development Costs of Computer Software.” Judgment is required in determining when technological feasibility is established. Because these are established algorithms, we define technological feasibility of an application development project to be the point at which a feasibility assessment is complete and a detailed technical design document is established. All costs incurred prior to establishing technological feasibility are expensed when incurred. Costs after that date are capitalized and then amortized based on the greater of a straight-line basis over the useful life of the applications or the ratio of current sales to the total current and anticipated future sales.

Investment Securities

                The Company invests idle funds in government securities, money market funds and high quality securities. The investment criteria is based on the desire to preserve capital, maintain adequate balances to meet obligations, minimize risk of principle loss, and yield maximization within the investment guidelines. Current investments are classified as securities to be held-to-maturity and are reported at the amortized cost.

Results of Operations

Three Months Ended September 30, 2006 and 2007

Revenue and Cost of Goods Sold. For the three months ended September 30, 2007, we generated revenue of $63,000 compared to $28,000 for the same period last year. Revenue for the three months ended September 30,

2007 was from the sale of development systems, licensed software and NRE fees. Revenue for the three months ended September 30, 2006 was from the sale of software licenses. Costs of goods sold for the three months ended September 30, 2007 and 2006 were $58,000 and $21,000, respectively. Costs of goods sold in the third quarter of 2007 include evaluation system manufacturing costs, subcontracted services associated with NRE revenue and the cost of third party software licenses.  Costs of goods sold for the third quarter of 2006 consist of the cost of third party software licenses. During the three months ending September 30, 2007, the Company completed and invoiced the first phase of a multiple element transaction for $78,000. The amount has not been recognized as revenue during the quarter as certain criteria for revenue recognition were not met. The Company will recognize the full value of the arrangement, totaling $156,000, upon completion of the other elements which is expected to occur in the fourth quarter.

Research and Development. For the three months ended September 30, 2007, research and development expenses decreased $1,612,000 or 38% to $2,655,000 from $4,267,000 for the three months ended September 30, 2006. The decrease was the result of reductions in design tools ($46,000), engineering material ($1,297,000) due to the tapeout of the Arrix chip in the prior year, internal board development ($223,000), building rent ($235,000) and other development costs ($169,000). These decreases were partially offset by increases in employee related expenses ($214,000) and contracted services ($144,000).  Research and development spending will continue to fluctuate based on the timing in the chip design cycle and application development projects.

Selling, General and Administrative.  For the three months ended September 30, 2007, selling, general and administrative expenses decreased $417,000 or 16% to $2,164,000 from $2,581,000 for the three months ended September 30, 2006. The decrease was the result of lower employee related expenses ($300,000), which was the result of a $320,000 increase in compensation expenses less the elimination of restricted stock charges of $620,000 recorded in the prior periods, reduction in recruiting fees ($66,000), professional fees ($24,000),  advertising and communications ($20,000), and other general business expenses ($7,000). Future selling, general and administrative expense increases will be primarily in sales and commission expenses as revenues grow.

Other Income (Expense). For the three months ended September 30, 2007, we had net other income of $421, 000 compared to of $112,000 for the three months ended September 30, 2006. The increase was primarily in interest income of funds invested from the secondary offering.

Nine Months Ended September 30, 2006 and 2007

Revenue and Cost of Goods Sold.  For the nine months ended September 30, 2007, we generated revenue of $275,000 compared to $46,000 for the nine months ended September 30, 2006.  Revenue for the nine months ended September 30, 2007 was from the sale of production FPOA chips, software license fees and NRE fees. Revenue for the nine months ended September 30, 2006 was from the sale of software license fees and NRE. These product development kits included software that we licensed from a third party for the development of design tools for our FPOA chips. Cost of goods sold for the nine months ended September 30, 2007 and 2006 were $181,000 and $27,000, respectively. Cost of goods sold for the nine months ended September 30, 2007 were from manufacturing costs of the chips and evaluation systems, the cost of the third party software licenses and subcontracted NRE services. Cost of goods sold for the nine months ended September 30, 2006 was for the cost of third party software licenses. During the nine months ending September 30, 2007, the Company completed and invoiced the first phase of a multiple element transaction for $78,000. The amount has not been recognized as revenue during the quarter as certain criteria for revenue recognition were not met. The Company will recognize the full value of the arrangement, totaling $156,000, upon completion of the other elements which is expected to occur in the fourth quarter.

Research and Development.  For the nine months ended September 30, 2007, we incurred research and development costs of $8,387,000, a decrease of $1,906,000 or 19% from research and development costs for the nine months ended September 30, 2006 of $10,293,000.  The decrease was the result of lower contractor and outside service expense ($99,000), design tool licenses ($281,000), engineering material ($1,268,000) due to the tapeout of the Arrix chip in the prior year, allocated building rent ($330,000), board development costs ($241,000), maintenance contracts ($150,000) and recruiting and other expenses ($91,000).  These were offset by higher employee related expenses ($554,000) due to having a more developed research and development staff. Research and development expenses will fluctuate depending on the development cycle of future chips and application projects.

Selling, General and Administrative.  For the nine months ended September 30, 2007, selling, general and administrative expenses decreased $399,000 or 6% to $6,733,000 from $7,132,000 for the nine months ended September 30, 2006.  This decrease was a result of lower employee related expenses ($845,000), which are the net results of an increase in compensation expenses of $986,000 and the elimination of restricted stock charges of   $1,831,000 recorded in the prior period.  The decrease was offset by increases in travel ($91,000), advertising and promotions ($24,000), commissions ($22,000) product samples and development systems ($76,000), consultants and outside services ($100,000), rent ($52,000), and other infrastructure costs ($81,000). Growth in spending will continue to be directed towards sales and product promoting activities.

Other Income (Expense).  For the nine months ended September 30, 2007 and September 30, 2006, we had net other income $631,000 and $462,000, respectively.  The other income was primarily from interest earned on invested cash.

Liquidity and Capital Resources

In June 2007, MathStar completed a registered follow-on public offering of 25,000,000 shares of its common stock at a price to the public of $1.60 per share, netting $36,473,000 in cash after commissions and offering costs. We believe that our cash and investment securities on hand and cash resulting from the sale of product and services will be sufficient to fund operations and meet our capital needs and do not anticipate needing to raise additional funds. However, our future capital requirements will depend on many factors, including our sales growth, further market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs.

Net Cash Used in Operating Activities

Net cash used in operating activities was $15,058,000 and $14,450,000 for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in operating activities was to fund chip development, fund the promotion of current products and pay general and administrative costs.

Net Cash Used by Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2007 was $20,048,000. Investing activities were for the purchase of equipment, the development of applications for resale and the purchase of investment securities. Investing activities for the nine months ended September 30, 2006 was $343,000. Investing activities were for the purchase of equipment and the development of applications for resale.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $36,503,000 and $4,359,000 for the nine months ended September 30, 2007 and 2006, respectively. For the nine month period ended September 30, 2007, cash was provided from a registered follow-on public offering ($36,473,000) and warrants ($21,000) and stock options ($9,000). For the nine month period ended September 30, 2006, cash provided by financing activities was from the exercise of warrants ($513,000) and stock options ($46,000) and the sale of registered securities ($3,800,000).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash equivalents and investments. We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks. The Company investments are matched to forecasted cash needs such that investments will not be sold prior to maturity and exposing the Company to losses due to interest rate changes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

None

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MathStar, Inc.
(Registrant)

Date: November 7, 2007	By:	/s/ James W. Cruckshank
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