Form 10-K
period 2007-12-31
MATHSTAR INC
filed 2008-03-14
CIK 1118037

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51560

MathStar, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1881957 (I.R.S. Employer Identification No.)
19075 NW Tanasbourne Drive, Suite 200, Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)
(503) 726-5500 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

           Securities registered pursuant to Section 12(g) of the Act: None.

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a small reporting company. See definitions of "large accelerated filer"," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 30, 2007 as reported on The NASDAQ Global Market, was $68.2 million. Shares of common stock held by each officer, director and holders of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2008
Common Stock, $0.01 par value per share	45,906,890 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2008 (Proxy Statement)	Part III

MathStar, Inc.

2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

Our Business

        We are a company that designs, develops and markets a new class of semiconductor integrated circuit, or chip, we call field programmable object arrays, or FPOAs. From inception, April 14, 1997, through December 2006 we operated as a development stage company by devoting substantially all of our efforts to research and development, raising capital and developing the infrastructure of a publically traded company. Our financial statements were prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards, or SFAS, No. 7, Accounting and Reporting by Development Stage Enterprises, issued by the Financial Accounting Standards Board, or FASB. These development stage activities were completed during the first quarter of 2007 as we began selling production versions of our first FPOA chip along with associated design tools, evaluation systems and application intellectual property, or IP. Our primary focus during 2007 was to gain broad acceptance of our FPOA technology and generate revenue from sales of our current products. As well, we continued to invest in research and development activities to expand our FPOA technology and products available for sale. We expect our next generation of chips to be available for sale in 2008. We currently have production chips available for sale in inventory and at our distribution partners.

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

        Currently, two of the most common methods used to design logic devices are the application-specific integrated circuit method, or ASIC, and the programmable logic device method, or PLD. The field programmable gate array, or FPGA, is a segment of the PLD market. ASICs are designed by the end customer with fixed functions for a single application and cannot be reprogrammed. The primary advantages of using ASIC technology are low per unit cost and high performance. The primary disadvantages of using ASICs are their high up-front development costs, long time-to-market and inability to change the chip's function as applications and algorithms change. An algorithm is a finite set of well-defined instructions for accomplishing a task and can be implemented by computer programs. In contrast to ASICs, FPGAs, purchased off-the-shelf, are programmed by the customer and can be used in a wide range of applications. This inherent flexibility of FPGAs provides the advantages of design change simplicity, shorter time-to-market, lower up-front development cost and longer time-in-market. The primary disadvantages of using FPGAs are their lower performance and higher per unit cost as compared to ASICs. We believe these disadvantages limit the applications that can be effectively served by the FPGA architecture. We have introduced a new chip architecture that combines the cost and performance advantages of ASICs with the reprogrammability of FPGAs.

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

        We sell our FPOA chips in a blank state as standard off-the-shelf products. Our chips can be programmed for application-specific functionality by using a combination of industry standard design tools, our physical layer design tools and our library of application intellectual property (IP). We have production chips and applications available for general sale and distribution.

Our Markets

        Our goal is to introduce FPOA technology into market applications that require chips that combine high-speed performance, in-field programmability, low per unit price and rapid time-to-market. Because the FPOA chip is new, there is limited independent research available on the market size for FPOAs. We expect to compete with FPGAs, ASICs and some types of digital signal processors, or DSPs. DSPs are high-speed single chip microprocessors designed to perform mathematically-intensive digital signal processing computational tasks. Most of our early design wins are with customers in the high definition video, machine vision and military/aerospace markets, and we are now targeting commercial applications with the following characteristics:

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

        Our 2007 revenue of $588 was concentrated with two major customers. We had revenue from sales to Zenith/LG of $301, representing 51% of our total revenue, and revenue from sales to Adaptive Microware of $97, representing 17% of our total revenue. These two customers continue to be key to our future and a loss of either would have a material negative impact on our short-term revenue and operating results.

        We believe the machine vision, test and measurement, high definition video, medical imaging, high performance imaging, security and surveillance, military/defense and aerospace, digital signal processing and cellular wireless base stations markets have the characteristics that make them ideally suited to take advantage of the FPOA architecture.

Our Business Strategy

        Our goal is to achieve rapid adoption of the FPOA in commercial applications. To achieve this goal, we are using a sales representative model. We have contracted with sales representatives to cover the 22 territories in North America and have contracted with four foreign sales representatives (England, France, Germany and Israel). The sales representatives are managed by our five area sales managers and supported technically by our six field application engineers. We will use this team and our strategic partners to introduce our FPOA chips to the marketplace, educate the market on the advantages of our FPOA technology and achieve design wins.

        In order to accelerate our initial market penetration and compete with larger FPGA suppliers, we offer potential customers three to four times the performance of FPGAs at similar pricing. Our initial FPOA chip provides the basis for a planned family of FPOA chips that will serve as targeted chip platforms for the implementation of a widening range of customer-specific algorithms. We anticipate that future chips will consist of various versions of the initial FPOA chip, may contain different numbers of object types and will be optimized for low power consumption, high performance, low price or customized intellectual property programming.

        In addition to chip development, MathStar is developing a number of application algorithms for sale to customers which will ease the transition to FPOA technology and accelerate their time to market for initial products. MathStar will also undertake system level design and development centered on its FPOA technology, giving customers a turnkey solution utilizing the high performance FPOA technology.

        In 2007, MathStar rolled out its certified design center plan, giving customers additional trained resources in FPOA technology and development. These design centers will assist customers who want the value associated with an FPOA design but want a solution at a higher level of integration—either a complete software, board or system-level solution without the infrastructure burden of retraining their existing employees.

        Under our business development agreement with Mentor Graphics Corporation, we have incorporated our physical layer design tools into the Visual Elite design tool suite. We and our customers use the resulting design tool suite to program, or map, the customers' intellectual property to our FPOAs. MathStar and Mentor Graphics have developed an HDL-based design suite to be used on the next generation of FPOA products, making physical design even easier.

Source of Materials

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

Competition

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

Research and Development

        We continue to incur significant research and development costs in the expansion of our FPOA technology, with the anticipated introduction of our next generation of chips in 2008. We continue to improve our design tools, making it easier for customers to adapt to our FPOA technology and program our chips. Expansion of our library of application intellectual property, or IP, will aid current and potential customers in bringing FPOA technology to market in a timelier manner. The amount spent on research and development during 2005, 2006, and 2007 was $8,228, $14,090 and $12,447, respectively.

Employees

        As of December 31, 2007, we had 77 full-time employees, consisting of three in management, six in administration, two in information systems, 46 in research and development, three in operations and 17 in sales and marketing. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and believe our relationships with our employees to be good.

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

        In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise required, references to "MathStar", "we", "us", "our", "our company" and similar references refer to

MathStar, Inc. Additional information about the company can be located on our web site, www.mathstar.com, or from the SEC.

Forward Looking Statements

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks and uncertainties. You should review "Item 1A. Risk Factors" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward looking statements contained in the following discussion and analysis.

Item 1A.    Risk Factors

Risks Relating to Our Business

        Our operations and business are subject to the risks of an early-stage company with limited revenue and a history of operating losses.

        We had net losses of $18,935,000, $22,643,000 and $20,365,000 for the years ended December 31, 2005, 2006 and 2007, respectively. We had revenues of $134,000, $53,000 and $588,000 for the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2007, we had an accumulated deficit of $126,502,000. We are using the proceeds from our June 2007 public offering and any proceeds we receive upon exercise of outstanding warrants and options to expand our sales and marketing efforts and continue research and development. In addition, we will need significant revenue and/or to raise additional capital to finance our business. We do not know whether or when we will become profitable because of the uncertainties regarding our ability to generate additional revenues. Should revenues not meet projections, we would need to raise additional capital to sustain ongoing development and operations.

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

  •
  expansion of our application IP library;

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

        Additional financing may not be available to us when we need it or on terms that are favorable to us. If we cannot obtain adequate financing on a timely basis or under terms that are favorable to us, we may be forced to delay or limit aspects of our business plan, which could have a material adverse effect on our business, revenue, financial condition and results of operations. In addition, we may be required to seek funds from sources that will place limits on our operations and management or that require rights that are superior to those possessed by the holders of our common stock. If we raise additional funds by issuing equity securities, the new equity securities may dilute the average per share price or ownership interests of our stockholders and the rights of the holders of the new equity securities may be more favorable than those of the current holders of our common stock.

        Because our current and planned FPOA chips are highly complex, they may contain defects or errors that are detected only after deployment in commercial applications, which would harm our reputation and result in increased liability and expense.

        Our current and planned FPOA chips are highly complex and may contain defects, errors or failures. After the initial fabrication and packaging of an FPOA chip, we test their functionality and performance internally. Our testing may reveal some problems before the chips are delivered to our customers that would result in significant delays and costs to us. Because our chips are programmable in the field, they can be fully tested only when deployed and functioning in commercial applications. Consequently, our customers may discover errors after our chips have been deployed. The occurrence of any defects, errors or failures in our FPOA chips could result in the cancellation of orders, product returns, repairs or replacements, diversion of our resources, legal actions by our customers or our customers' end users and other costs and losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our FPOA chips and loss of sales, which would adversely affect our business, revenue, financial condition and results of operations. We have experienced defects in the past and may experience defects in the future. Timing-related defects in our original FPOA design caused a low yield of chips that could operate at a clock speed of one GHz. As a result, we had to manufacture additional chips and sort through the available supply of chips to find those that worked properly, which increased our costs and delayed the marketing of our chips. Because the trend in the semiconductor industry is moving toward even more complex products, this risk probably will intensify over time and may result in increased liability and expenses.

        In the fourth quarter of 2006, we began shipping a production version of our FPOA chip, but we have not yet achieved broad commercial acceptance of the chip. Our success depends on effectively introducing our FPOA chips to the market and having them gain market acceptance. The failure of our FPOA chips to achieve commercial acceptance would have a material adverse effect on our business, revenue, financial condition and results of operations.

        Our success depends upon our ability to introduce our FPOA chips to the market in a timely and effective manner and to have our FPOA chips gain widespread market acceptance. We have identified strategic markets for our FPOA chips and begun introducing our FPOA chips to these markets. From the time a customer selects our FPOA chips for its electronic system, it may be a considerable period of time before the customer starts volume production of its system and purchasing chips in volume, if at all. There can be no assurance that design wins will result in any production commitments that generate revenue growth for a number of reasons, including the decision of the customer to terminate the development or production of the electronic system for which the FPOA chip was selected.

        The targeted markets into which we are introducing and will introduce our FPOA chips may not accept them. Users may not accept our FPOA chips as preferable to existing semiconductor chips, including ASICs and FPGAs, or new products in our targeted applications and densities. Electronic equipment manufacturers and other potential customers for our FPOA chips often have a preferred and established supplier of semiconductor chips. It will be difficult for us to overcome this preference and convince our targeted customers to use our FPOA chips rather than chips from their preferred vendors. The acceptance and deployment of our FPOA chips in the market will depend on many factors, including the availability and effectiveness of our FPOA chips and competing products from our competitors, the willingness of targeted customers to expend resources to test and use our new FPOA chips, the effectiveness of our marketing and sales personnel and the pricing for our FPOA chips. Any of the foregoing factors, among others, could limit market acceptance of our FPOA chips. Our failure to effectively introduce our FPOA chips to the market or the market's failure to accept our chips would have a material adverse effect on our business, revenue, financial condition and results of operations.

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

        As part of the development process for our FPOA chips, our customers must have design tools so they can program, or map, their intellectual property applications, or algorithms, to our FPOA chips. Working with Mentor Graphics Corporation, we have developed a suite of FPOA-specific design tools. To be successful, we must introduce these design tools to the market and have them accepted by customers or develop other design tools that will be accepted either alone, with Mentor Graphics or with other electronic design automation companies. Developing new FPOA design tools is a complex process, and we could likely experience delays in developing and introducing them. Successful product development and introduction depends on a number of factors including, but not limited to, accurate tool definition, user documentation and specification, timely completion of the design tools and acceptance of our FPOA design tools by our target customers. In addition, the FPOA-specific design tools run only on Windows® operating systems and software, which may delay or prevent their acceptance by our target customers. We may not be able to successfully develop and introduce FPOA design tools to the market on a timely basis or at all. Our failure to develop and introduce new design tools successfully would materially and adversely affect our business, revenue, financial condition and results of operations.

        We presently rely on Mentor Graphics Corporation for the design tools that are used to map our customers' algorithms to our FPOAs. If Mentor Graphics could not or would not provide these design tools and related support services for any reason, further design tool development would be delayed, which would delay the introduction of our FPOAs to the marketplace.

        Our current strategy for developing the FPOA design tools used to program our customers' intellectual property applications to our FPOA chips is to form strategic relationships with electronic design automation companies, such as Mentor Graphics Corporation, to jointly develop these design tools. Thus, our success will depend on forming and successfully maintaining these relationships. Mentor Graphics is the only current source for an integrated design tool software suite that includes our FPOA-specific design tools. If Mentor Graphics was unable or unwilling to provide these design tools and related support services for any reason, any further design tool development would be delayed. In addition, our ability to fix any problems that arise with respect to the design tools would be limited. We probably would have to identify and enter into a strategic relationship with another electronic design automation company to develop a new set of design tools. There is no assurance we could do so at all or under terms that are acceptable to us. Any delay in our design tool development would result in a delay in introducing our FPOA chips to the marketplace, which would have an adverse effect on our business, revenue, financial condition and results of operations.

        A key to market acceptance of our technology is the availability of application IP to meet customer requirements and product specifications.

        Our FPOA chips are programmed with application IP to perform the product's functions. Because this is new technology, there is a limited library of existing application IP. Thus, we or our customers may be required to develop new IP to satisfy the product's requirements. If the application IP is not available or cannot be developed in a timely manner or cost effectively, the customer may choose competing technology, which would negatively affect our revenue opportunities.

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

        Currently, we are working with Taiwan Semiconductor Manufacturing Company, or TSMC, in Taiwan to fabricate the silicon wafers used in our FPOA chips. We have no formalized contract with or supply or allocation commitment from TSMC. TSMC's chip production facilities have at any time a fixed capacity, the allocation of which is determined by TSMC and over which we have no control. As a small customer of TSMC, our production runs may not be assigned the priority given to larger customers of TSMC. Our reliance on TSMC to fabricate our FPOA chips also subjects us to reduced control over delivery schedules, quality assurance and manufacturing yields and costs. A shortage in TSMC's capacity, or any interruptions or delays in fabricating the silicon wafers used in our FPOA chips, could hinder our ability to meet any demand for our FPOA chips. To help assure the continued supply of our FPOA chips, we may engage other companies to fabricate the silicon wafers used in our chips. However, there are only a limited number of foundries that have the capability to fabricate these silicon wafers. If we engage other vendors, we may encounter start-up difficulties and delays and incur additional costs. We may not be able to engage other chip fabrication vendors at all or under terms that are acceptable or favorable to us.

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

        Our ability to compete depends upon our ability to protect our intellectual property. We rely on a combination of United States patents, copyrights, trademarks, trade secret law, employee non-disclosure agreements and work-for-hire and non-disclosure agreements with independent contractors to protect and enforce our intellectual property rights. As of the date of this filing, we have been granted two United States patents: a patent granted in November 2004 expiring in 2024 and a patent granted in February 2006 expiring in 2026. We have six patent applications on file with the United States Patent and Trademark Office. However, filing a patent application does not mean we will be issued a patent or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. In addition, there are a number of factors that could cause our patents to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Also, any common law protection of our intellectual property could be compromised by the fact that we do not have assignment of inventions agreements with some of our former employees.

        We have registered our trademarks MathStar, FPOA and ARRIX with the U.S. Patent and Trademark Office, or USPTO. We do not have any trademarks registered outside the United States, nor do we have any trademark applications pending outside the United States. Even though our trademarks are registered with the USPTO, our trademark rights may be challenged. It is also possible our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits. We currently hold one domain name relating to our business, MathStar.com, which we believe is important to our brand recognition and overall success. We may be unable to acquire other relevant domain names in the United States and in other countries where we conduct or may conduct business. If we are not able to protect our trademarks or domain name, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty, causing us to lose significant market share. If we lose market share, our business, revenue, financial condition and results of operations may be materially adversely affected.

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

        Our technology has no patent protection outside of the United States because we have no non-United States patents or patent applications, and we do not currently plan on applying for non-United States patents. This could result in the appropriation of our technology outside of the United States, which could have an adverse effect on our business, revenue, financial condition and results of operations.

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

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. If we prosecute infringement claims against third parties who are infringing or illegally using our intellectual property, or if we defend ourselves or our licensees against any similar claims brought by others, it could be costly and time-consuming to us and would divert the attention of management and key personnel from business issues, regardless of the claims' merit. Due to the anticipated costs involved in filing and conducting an infringement action to protect our technology, we may decide not to file such an action, which could result in another party misappropriating our intellectual property. We could also incur substantial costs in interference proceedings declared by the United States Patent and Trademark Office in connection with any patents or patent applications or opposition proceedings declared by the United States Patent and Trademark Office in connection with our trademarks.

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

        We are focusing our efforts on the design, marketing and sale of our FPOAs for users of semiconductors. The market for semiconductor chips has been characterized since its inception by significant fluctuations in demand. A down cycle of reduced demand for semiconductor chips would result in significant reductions in unit demand, excess customer inventories, price erosion and excess production capacity. Such down cycles would have a significant impact on our business, revenue, financial condition and our results of operations would be materially adversely affected.

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

        Douglas M. Pihl owned 3.5% of our outstanding shares of common stock as of December 31, 2007, which allows him to exert substantial influence over our business and management.

        Douglas M. Pihl, who is our chairman, chief executive officer and a director, owned 1,352,501 shares individually and 252,000 shares jointly with his spouse, which is 3.5% of the outstanding shares of our common stock as of December 31, 2007. Accordingly, he is able to exert significant influence over our affairs including, but not limited to, the election of directors. As of December 31, 2007, Mr. Pihl's spouse owned individually 128,168 shares of our common stock and warrants to purchase 111,132 shares, of which Mr. Pihl disclaims any beneficial ownership. Mr. Pihl's spouse disclaims any beneficial ownership of shares owned individually by Mr. Pihl. Mr. Pihl's spouse is a registered representative with the underwriter of our initial public offering. Mr. Pihl also disclaims beneficial ownership of 8,001 shares of our common stock owned by irrevocable trusts for which he is the grantor.

        We may encounter difficulties in managing our growth and expanding our operations successfully.

        If we successfully introduce our FPOAs to the marketplace, we will need to expand our development, marketing and sales capabilities. If our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, manufacturers' representatives and other third parties. Our ability to manage our operations and any growth will require us to make appropriate changes and upgrades, as necessary, to our operational, financial and management controls, reporting systems and procedures. Our inability to manage growth could delay the execution of our business plan or disrupt our operations.

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

        Our common stock is at risk for delisting from The NASDAQ Global Market. If it is delisted, our stock price and the liquidity of our common stock may be impacted.

        On January 4, 2008, we received notice from The NASDAQ Stock Market stating that for 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market under Marketplace Rule 4310(c)(4). Under NASDAQ Marketplace Rule 4310(c)(8)(D), the Company has 180 calendar days to regain compliance. If at any time before July 2, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, The NASDAQ Stock Market will notify us that we have achieved compliance with the minimum bid price rule. However, if we do not regain compliance with the minimum bid price rule by July 2, 2008, The NASDAQ Stock Market will determine whether we meet the initial listing criteria for The NASDAQ Capital Market other than the bid price requirement. If we meet such criteria, we will be afforded an additional 180 calendar days in order to regain compliance with the minimum bid price rule.

        If we fail to meet NASDAQ's maintenance criteria, our common stock will be delisted from The NASDAQ Global Market.

        If we fail to maintain the standards necessary to be quoted on The NASDAQ Global Market and our common stock is delisted, trading in our common stock would be conducted on The NASDAQ Capital Market. Our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

        Our stock price will be volatile, which means that purchasers of our common stock could incur substantial losses.

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

  •
  investors' perceptions of us; or

  •
  general economic, industry and other market conditions.

        If there are substantial sales of our common stock, our stock price could decline.

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders may sell shares of common stock, the market price of our common stock could decline significantly. All shares are freely tradable without restriction or further registration under the federal securities laws unless purchased by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933. In addition, on May 23, 2006, we filed a Form S-8 registration statement to register 2,549,456 additional shares of common stock that were authorized for issuance under our stock plans. To the extent these shares are subject to outstanding options, after any exercise of the options, the shares can be freely sold in the public market subject to the restrictions imposed on our affiliates by Rule 144.

        The anti-takeover provisions of the Delaware General Corporation Law, or the DGCL, may delay or prevent transactions that are favorable to our stockholders.

        As a Delaware corporation, we are subject to provisions of the DGCL regarding "business combinations," as that term is defined in the DGCL. Our directors' ability to issue and fix the terms of our undesignated preferred stock without stockholder approval could be used as an anti-takeover measure. We may, in the future, consider adopting additional anti-takeover measures. The anti-takeover provisions of the DGCL, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our board of directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal, and the market price, voting and other rights of the holders of common stock may also be affected. See "Description of Our Securities."

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters are located in Hillsboro, Oregon, near Portland, in approximately 14,294 square feet of leased space under a lease expiring on August 31, 2011. We also lease a 1,325 square foot location in the Minneapolis, Minnesota area and office space in San Jose, California, Dallas, Texas and Swindon, England. The San Jose office has approximately 357 square feet and is leased on a month-to-month arrangement. The Dallas office has approximately 300 square feet, and the lease expires on July 31, 2008. The Swindon office has approximately 190 square feet, and the lease expires on January 31, 2010. Since April 30, 2007, when we vacated our former Minnetonka, Minnesota facility, rents under all of the leases have averaged approximately $32,500 per month.

Item 3.    Legal Proceedings

        We are currently not a party to any legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Since October 27, 2005, our common stock has been listed on The NASDAQ Global Market under the symbol "MATH." Before October 27, 2005, there was no public market for our common stock. The following table shows the high and low sales prices for our common stock as reported on The NASDAQ Global Market for the periods indicated. As of March 9, 2008, there were 45,906,890 shares of our common stock issued and outstanding.

	High	Low
Year ended December 31, 2006
First quarter (through March 31, 2006)	$5.75	$4.62
Second quarter (through June 30, 2006)	$6.38	$4.70
Third quarter (through September 30, 2006)	$6.00	$4.37
Fourth quarter (through December 31, 2006)	$4.60	$3.74
Year ended December 31, 2007
First quarter (through March 31, 2007)	$5.08	$2.55
Second quarter (through June 30, 2007)	$2.67	$1.40
Third quarter (through September 30, 2007)	$1.77	$1.10
Fourth quarter (through December 31, 2007)	$1.15	$0.65

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

        The number of stockholders of record at March 9, 2008 was approximately 2,000.

        We had no sales of our equity securities during 2007 that were not registered under the Securities Act of 1933, as amended.

        (b)   Not applicable.

        (c)   Not applicable.

Performance Graph

        The following graph compares the return of MathStar, Inc.'s stock performance compared to the NASDAQ and SOXX indices for the period from October 27, 2005 (the effective date of MathStar's initial public offering) through December 31, 2007. The graph is based on the assumption that you invested $100 in MathStar, Inc. and in each index. The selection of each index is appropriate given MathStar is traded on the NASDAQ exchange and SOXX is the Philadelphia Semiconductor Sector Index and therefore represents the performance of competitor companies.

	26-Oct-05	31-Dec-05	31-Dec-06	31-Dec-07
MATH	$100.00	$96.95	$73.39	$11.02
NASDAQ	$100.00	$115.00	$100.65	$161.78
SOXX	$100.00	$112.12	$109.21	$95.42

Item 6.    Selected Financial Data

        The selected financial data below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and notes thereto included elsewhere in this report.

	Year ended December 31
	2003	2004	2005	2006	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$50	$130	$134	$53	$588
Cost of goods sold	—	53	52	126	655

Gross profit (loss)	50	77	82	(73)	(67)

Operating expenses:
Research and development	7,286	4,830	8,228	14,090	12,447
Selling, general and administrative	3,838	4,053	6,564	9,133	8,865

Total operating expenses	11,124	8,883	14,792	23,223	21,312

Operating loss	(11,074)	(8,806)	(14,710)	(23,296)	(21,379)
Other income (expense)(1)	47	57	(4,225)	653	1,014

Net loss	$(11,027)	$(8,749)	$(18,935)	$(22,643)	$(20,365)

Basic and diluted net loss per share	$(1.56)	$(0.95)	$(1.56)	$(1.26)	$(.59)

Weighted average basic and diluted shares outstanding	7,048	9,209	12,121	18,001	34,312

	As of December 31
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,805	$4,132	$20,149	$12,891	$4,339
Investments	—	—	—	—	24,799
Working capital	1,809	3,904	19,676	11,852	26,358
Total assets	3,244	4,504	22,202	15,614	32,457
Total liabilities	1,152	487	2,028	2,997	2,961
Accumulated deficit	(55,810)	(64,559)	(83,494)	(106,137)	(126,502)
Total stockholders' equity	2,092	4,017	20,174	12,617	29,496

(1)
Other expenses for the year ended December 31, 2005 of $4,225,000 included $4,395,000 of interest expense associated with the convertible notes issued April 2005 (which included the amortization of discount recorded for the value of the beneficial conversion feature and the warrants issued to the note holders and interest costs). This expense was partially offset by interest income of $170,000. Other income disclosed in years 2003, 2004, 2006 and 2007 is interest income earned on positive cash balances and investments.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

        We are a fabless semiconductor company engaged in the development, marketing and selling of our high-performance, programmable platform chips and design tools required to program our chips. We have established a sales network and distribution channel, sold and shipped production field programmable object array, or FPOA, chips, and provided a second release of our design tools to customers. Current activities are focused on the sale of current products and developing enhanced and follow-on products.

        Our sales cycle begins when a prospective customer decides to introduce a new product or change or upgrade an existing product. Generally, the prospective customer will survey new and existing technology to determine if there are technological advances that it needs to integrate into its product lines. At this point, if there appears to be a fit, the prospective customer will engage with us to determine if our FPOA can solve its product needs. Typically, one of our field application engineers (FAEs) will work with the prospective customer's engineers to create an application assessment that documents the advantages of using an FPOA in the customer's product. At this point, the prospective customer will make a technology decision. If the decision is to use an FPOA, the customer will buy an FPOA evaluation system and an FPOA design software tools license from us to develop a prototype of its application on our FPOA. Once the customer has developed and tested its FPOA design, the customer will develop prototypes of its new product. The customer will then sell prototypes or limited production versions of its new product to its customers. Assuming the customer achieves market acceptance, it will ramp its design in production and start purchasing production quantities of FPOAs. Our sales cycle can be as short as six months and as long as 18 months, except in the case of the military/aerospace markets, in which the development cycle can be three to five years.

        Certain customers may want to utilize our FPOA technology but need an accelerated time to market or do not have the expertise or internal resources to develop their products. In those cases we will partner with one of our certified design centers, or CDC, to develop a turnkey solution for the customer and charge the customer nonrecurring engineering fees, or NRE, for the development. Once the initial design and prototypes have been developed, we turn the design over to the customer for long-term manufacturing. At that point, we sell the production chips utilized in the design.

        Our production FPOA is currently in inventory and for sale at our warehouse, a worldwide electronics component distributor and an e-commerce distributor. Our revenue for 2007 was primarily from sales of evaluation systems, tools, NRE and application IP licenses, which are the key components of the beginning of the sales cycle and production chips. As more of our customers move their products into production, a larger percentage of our revenues will be from the sale of FPOAs.

Financial Operations Overview

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our judgments related to accounting estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Revenue Recognition

        We recognize revenue from the sale of products or services in the following four general areas: (1) production chips, (2) evaluation boards and licenses, (3) application IP and (4) NRE and other. Based on the type of product or service delivered, revenues are recognized in accordance with Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"); Emerging Issues Task Force ("EITF") Issue No. 00-21 Revenue Arrangements with Multiple Deliverables; or, if our arrangements contain software that is more than incidental to the product in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended ("SOP 97-2").

        We recognize revenue from the sale of production chips, evaluation boards, licenses and NRE and other in accordance with SAB 104. Production chip revenues consist of sales of our FPOAs. Revenues generated from evaluation boards and licenses consist primarily of the hardware and license agreements necessary in order for our customers to program, or map, their intellectual property applications, or algorithms, to our FPOA chips. Revenues from NRE are derived from situations where the Company will develop the initial design and prototype for a customer to accelerate their time to market. We recognize revenues when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements or no remaining significant obligations.

        When more than one element is contained in a single arrangement, we allocate revenue in accordance with EITF 00-21 between the elements based on each element's relative fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate element. Fair value is generally determined based upon the price charged when the element is sold separately. For most multiple element arrangements to date the fair value of each element has not been objectively determinable; therefore, all revenue under such arrangements has been recognized on delivery of the final element in the arrangement.

        Certain of our production chip sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and cost relating to such distributor sales are deferred until the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in income.

        We recognize revenue from the sale of application IP in accordance with SOP 97-2. Application IP revenues are derived from a library of existing applications developed by the Company to provide customers with an established algorithm. We recognize revenues when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collection of resulting receivables is probable, and there are no customer acceptance requirements or no remaining significant obligations. For arrangements with multiple elements, we recognize revenue when vendor-specific objective evidence ("VSOE") exists for all undelivered elements of the arrangement or at the point when all elements have been delivered. We do not provide software maintenance and support or have any continuing obligations post delivery.

  Research and Development

        Research and development expenses represent costs incurred for designing and engineering our FPOA chip and developing design tools and applications to enable customers to more easily program our chip. Research and development expenses consist primarily of salaries and related costs of our engineering organization; fees paid to third party consultants associated with chip and application development; an allocation of facilities; and depreciation expenses. We expense all research and development costs related to the development of our FPOA chips. Development of certain design tools and application IP includes software available for resale. Such research and development expenses are required to be expensed until the technological feasibility of the software is established. We expect to incur significant additional research and development costs as we develop more chips using our FPOA technology.

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

  Stock-Based Compensation

        On January 1, 2006, we adopted Statement of Financial Accounting Standard, or SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under the transition method, compensation costs recognized in periods after the date of adoption include compensation costs for share-based payments granted prior to but not vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Compensation costs for all share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with SFAS No. 123(R).

        Prior to our initial public offering in October 2005, and in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, we had elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

        We account for restricted stock by amortizing the grant date fair value over the vesting period.

        We account for stock-based compensation to nonemployees using the fair value method prescribed by EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation cost for awards granted to nonemployees is measured based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the nonemployee. Compensation cost is remeasured each period prior to the establishment of the measurement date. Compensation costs, if any, are amortized over the underlying awards vesting terms.

        The application of SFAS No. 123(R) includes the use of a number of estimates to compute the fair value of options granted. Such estimates include the use of an appropriate valuation model, and assumptions including stock price volatility, expected terms and forfeiture rates. We have developed an index based on five comparable companies within the semiconductor industry to use as a volatility index due to the short period of time we have been public. Average option life has been calculated using the "simplified" method as prescribed in SEC Staff Accounting Bulletin 107. We anticipate using this method through 2008 or until we have enough history to calculate a meaningful life. Estimated forfeiture rates are determined based on historical results. Changes in such assumptions could have a material impact on the financial statements.

  Capitalization of Software

        We are developing certain design tool software and application IP for use on our FPOA chips. The accounting for development costs of these applications is covered under SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of an application is established and such costs are determined to be recoverable. Judgment is required in determining when technological feasibility is established, and this determination is evaluated on a project by project basis. For design tools and basic application IP of established algorithms, we define technological feasibility of an application development project to be the point at which a feasibility assessment is complete and a detailed technical design document is established. For design tools and complex applications of new algorithms or where a technical design document is not sufficiently detailed, technological feasibility is the point at which a working model has been created. All costs incurred prior to establishing technological feasibility are expensed when incurred and are included within research and development expense. Costs after that date are capitalized and then amortized to cost of sales based on the greater of a straight-line basis over the useful life of the applications or the ratio of current sales to the total current and anticipated future sales.

        We evaluate future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized application software is evaluated based on estimated future revenues of each specific application reduced by the estimated future costs of completing and disposing of that product.

        Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized application costs. In evaluating the recoverability of capitalized costs, forecasted sales amounts and estimates of additional costs to be incurred are utilized. If revised forecasted or actual application sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

  Investments

        We invest available funds in government securities, money market funds and high quality securities. The investment criteria is based on the desire to preserve capital, maintain adequate balances to meet obligations, minimize risk of principal loss, and yield maximization within the investment guidelines. Available for sale securities are valued at fair value and held-to-maturity and are reported at amortized cost. Fair value is based on quoted market prices.

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

Recently Issued Accounting Pronouncements

        See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

  Years ended December 31, 2006 and 2007

        Revenue and Cost of Sales.    We recognized revenue for the year ended December 31, 2007 of $588,000 compared to $53,000 for the year ended December 31, 2006. Revenue in 2007 consisted of the sale of evaluation boards of $53,000, development licenses of $79,000, application IP of $40,000, NRE services of $400,000 and production chips of $16,000. Revenue in 2006 consisted of $43,000 from the sale of evaluation units, $5,000 from the sale of product and $5,000 in other related sales. Cost of sales was $655,000 and $126,000 for the years ended December 31, 2007 and 2006, respectively. Cost of sales for 2007 consisted of evaluation boards of $31,000, development licenses of $60,000, application IP of $13,000, NRE costs of $397,000, chip costs of $1,000 and other costs of $154,000. Other costs in 2007 include year-end inventory adjustments of $14,000 and a noncash charge to increase the excess and obsolete inventory reserve by $106,000. Cost of sales for 2006 included the associated costs of the evaluation units, $23,000; product costs, $1,000; other costs associated with sales, $10,000; and a $92,000 noncash charge associated with the excess and obsolete inventory reserve.

        Research and Development.    Research and development costs decreased 12% or $1,643,000 to $12,447,000 for the year ended December 31, 2007 compared to $14,090,000 for the year ended December 31, 2006. The $1,643,000 decrease was the result of decreased engineering expenses of $2,951,000, reduced design tool costs of $193,000, rent expense of $566,000, decreased maintenance contracts of $157,000, and reduced travel costs of $60,000. These decreases were offset by increased payroll costs of $1,040,000 due to a head count increase from 34 to 45, contractor expense of $465,000, charges of $420,000 for the development of application IP and a charge for impaired application IP of $359,000. The higher 2006 expense mainly was driven by the expenses associated with design completion, tape out and validation of our first production product line. Engineering expenses in 2007 were mainly employee related expenses for the design efforts of the next generation of products anticipated to be taped out in 2008. We reduced rent expense by consolidating the majority of engineering efforts in Portland and moving remaining engineers to a smaller location in Minnesota. The amount and mix of research and development expense will fluctuate based on timing associated with the development cycle of products.

        Selling, General and Administrative.    Selling, general and administrative costs decreased 3% or $268,000 from $9,133,000 for the year ended December 31, 2006 to $8,865,000 for the year ended December 31, 2007. The $268,000 decrease was the result of decreased compensation costs of $795,000, of which $1,918,000 were non-cash expenses related to stock options and restricted stock awards, offset by headcount increases of $1,123,000 primarily in the areas of sales, marketing and operations. Sales and general operating costs increased due to increases in commissions of $32,000, advertising and product promotions of $148,000, recruiting fees of $58,000, travel of $54,000, insurance and professional services of $76,000, and other infrastructure costs of $158,000. We now have our organizational infrastructure in place, and future increases will be primarily driven by sales and marketing activities.

        Other Income (Expense).    Other income for the year ended December 31, 2007 of $1,014,000 consisted of interest income on invested cash balances. Other income for the year ended December 31, 2006 of $653,000 consisted of interest income from investments and cash balances.

  Years ended December 31, 2005 and 2006

        Revenue and Cost of Sales.    We recognized revenue for the year ended December 31, 2006 of $53,000 compared to $134,000 for the year ended December 31, 2005. Revenue in 2005 consisted of $59,000 generated from the sale of development kits and $75,000 from NRE services. Revenue in 2006 consisted of $43,000 from the sale of evaluation units, $5,000 from the sale of chips and $5,000 in other related sales. Cost of sales was $52,000 and $126,000 for the years ended December 31, 2005 and 2006, respectively. Cost of sales for 2005 consisted of third party software licenses and certain salaries and benefits directly related to the delivery of engineering services. Cost of sales for 2006 included the associated costs of the evaluation units, $23,000; product costs, $1,000; other costs associated with sales, $10,000; and a $92,000 noncash charge associated with the excess and obsolete inventory reserve.

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

        Selling, General and Administrative.    Selling, general and administrative costs increased 39% or $2,569,000 from $6,564,000 for the year ended December 31, 2005 to $9,133,000 for the year ended December 31, 2006. The $2,569,000 increase was the result of increased compensation costs of $2,659,000, of which $2,366,000 were non-cash expense related to stock options and restricted stock awards, and $862,000 associated with building the selling, general and administrative infrastructure and increased costs associated with being a public company. These increased costs include legal fees, independent auditor fees, costs of consultants hired to assist in compliance with the Sarbanes-Oxley Act of 2002, travel, insurance, and printing and transfer agent costs. These expenses were partially offset by a $952,000 reduction in rent expense, which was allocated to research and development following a change in the primary use of the Minnesota facility.

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

Liquidity and Capital Resources

        During 2005, we received net proceeds of $24,633,000 in our initial public offering, $5,200,000 of net proceeds from the sale of 8% convertible promissory notes that were converted into common stock, and $235,000 from the exercise of 101,358 warrants. During 2006, we received $11,661,000 of net proceeds in a private placement of our common stock and warrants to purchase common stock, $512,000 from the exercise of 253,967 warrants and $80,000 from the exercise of 91,065 options. During 2007, we received $36,473,000 from a public sale of common stock and $30,000 from the exercise of warrants and stock options.

        Our administrative and silicon engineering infrastructures are substantially in place. We will continue to invest in sales, marketing and application engineering personnel to increase our presence in the market and commercialize our FPOA technology. Our first production FPOA chip is available for sale. Going forward, our results of operations will depend upon how long it takes and how successful we are in achieving market acceptance of our FPOA technology.

        Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs. We believe that our cash on hand and investment securities, combined with our forecasted capital resources, will be sufficient to meet our capital and operating needs and do not anticipate needing to raise additional funds. However, our long-term financing requirements will depend significantly on our ability to penetrate the market with our FPOA chip technology and generate significant revenue to cover operations and future product development. If we are not able to generate significant revenues, we may need to raise funds through the issuance of debt or equity securities, these securities may have rights senior to those currently associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing or successfully market our products on a timely basis, we would have to slow our product development and marketing efforts and may be unable to continue our operations.

  Net Cash Used in Operating Activities

        Net cash used in operating activities was $13,739,000, $18,992,000 and $19,536,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Net cash used for operating activities for the year ended December 31, 2005 was to fund our on-going research and development activities and developing our selling, general and administrative infrastructure. Net cash used for operating activities for the year ended December 31, 2006 was to fund on-going research and development activities, tape out our initial production chip and restructure and grow the sales, marketing and administrative organization in order to begin the commercialization of our FPOA technology and operate as a publicly-traded company. Net cash used for operating activities for the year December 31, 2007 was for developing our next generation of FPOA chips, developing applications and software, commercialization of our initial products and general costs of a publicly traded company.

  Net Cash Provided (Used) by Investing Activities

        For the years ended December 31, 2005, 2006 and 2007, cash used in investing activities was $312,000, $519,000 and $25,482,000, respectively. For the year ending December 31, 2005, cash used in investing activities was for the purchase of property and equipment, consisting primarily of acquisitions of computers and office equipment to develop and support our operations. Net cash used in 2006 was used to continue the development of our infrastructure and lab equipment used to qualify our FPOA chips and for restricted cash. Net cash used in 2007 was used in acquiring investments to maximize the return of excess cash received in our June 2007 stock sale.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $30,068,000, $12,253,000 and $36,503,000 for the years ended December 31, 2005, 2006 and 2007, respectively. For all of these periods, financing cash flows consist of the proceeds from the issuance of common stock and warrants for the purchase of common stock and the exercise of common stock warrants and stock options. In addition, during the year ended December 31, 2005, we issued $5,500,000 of 8% convertible promissory notes (of which $5,416,000 principal and accrued interest were converted to common stock in December 2005) and related common stock warrants.

  Contractual Cash Obligations

        The following tables show the future payments that we are obligated to make based on agreements in place as of December 31, 2007 (in thousands):

	Due in the Year Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$380	$379	$346	$226	$—	$—	$1,331
Purchase obligations	5,095	302	151	—	—	—	5,548

Total	$5,475	$681	$497	$226	$—	$—	$6,879

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risk is confined to our cash equivalents and investments. We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks. The Company investments are matched to forecasted cash needs such that investments will not be sold prior to maturity and expose the Company to losses due to interest rate changes.

Item 8.    Financial Statements and Supplementary Data

        Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2007 is as follows (the numbers in the table may not add up due to rounding):

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2006
Revenue	$8	$10	$28	$7
Cost of goods sold	2	5	21	98

Gross profit (loss)	6	5	7	(91)

Operating expenses:
Research and development	2,826	3,200	4,267	3,797
Selling, general and administrative	2,202	2,348	2,581	2,002

Total operating expenses	5,028	5,548	6,848	5,799

Operating loss	(5,022)	(5,543)	(6,841)	(5,890)
Other income, net	190	160	112	191

Net loss	$(4,832)	$(5,383)	$(6,729)	$(5,699)

Basic and diluted net loss per share	$(0.28)	$(0.31)	$(0.39)	$(0.28)

Weighted average basic and diluted shares outstanding	16,972	17,104	17,259	20,678

2007
Revenue	$92	$120	$63	$313
Cost of goods sold	69	54	58	474

Gross profit (loss)	23	66	5	(161)

Operating expenses:
Research and development	3,125	2,607	2,655	4,060
Selling, general and administrative	2,462	2,107	2,164	2,132

Total operating expenses	5,587	4,714	4,819	6,192

Operating loss	(5,564)	(4,648)	(4,814)	(6,353)
Other income, net	117	93	421	383

Net loss	$(5,447)	$(4,555)	$(4,393)	$(5,970)

Basic and diluted net loss per share	$(.26)	$(.19)	$(.10)	$(.13)

Weighted average basic and diluted shares outstanding	20,897	24,135	45,907	45,907

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MathStar, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of MathStar, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 of the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Portland, Oregon
March 14, 2008

MathStar, Inc.

Balance Sheets

(in thousands, except per share data)

	December 31
	2006	2007
Assets
Current assets
Cash and cash equivalents	$12,891	$4,339
Restricted cash	103	107
Investments in marketable securities—short term	—	22,200
Accounts receivable	14	271
Inventory	610	623
Prepaid expenses and other current assets	1,231	1,326

Total current assets	14,849	28,866
Property and equipment, net	487	557
Investments in marketable securities—long term	—	2,599
Other assets	278	435

Total assets	$15,614	$32,457

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,791	$930
Deferred revenue	—	162
Accrued expenses	1,206	1,416

Total current liabilities	2,997	2,508
Other long term liabilities	—	453

Total liabilities	2,997	2,961
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 20,922 and 45,907 shares issued and outstanding at December 31, 2006 and 2007, respectively	209	459
Additional paid-in capital	118,545	155,539
Accumulated deficit	(106,137)	(126,502)

Total stockholders' equity	12,617	29,496

Total liabilities and stockholders' equity	$15,614	$32,457

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31
	2005	2006	2007
Revenue	$134	$53	$588
Cost of sales	52	126	655

Gross profit (loss)	82	(73)	(67)

Operating expenses
Research and development	8,228	14,090	12,447
Selling, general and administrative	6,564	9,133	8,865

	14,792	23,223	21,312

Operating loss	(14,710)	(23,296)	(21,379)
Interest income	170	653	1,048
Interest expense	(4,395)	—	—
Other income, net	—	—	(34)

Net loss	$(18,935)	$(22,643)	$(20,365)

Basic and diluted loss per share	$(1.56)	$(1.26)	$(.59)

Weighted average basic and diluted shares outstanding	12,121	18,001	34,312

The accompanying notes are an integral part of these financial statements.

MathStar, Inc

Statements of Changes in Stockholders' Equity

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balances at December 31, 2004	11,140	$111	$68,465	$—	$(64,559)	$4,017
Exercise of warrants	101	2	233			235
Warrants issued in connection with convertible bridge notes			1,126			1,126
Discount on convertible bridge notes—beneficial conversion rate			2,502			2,502
Vesting of warrants issued to nonemployees			515			515
Issuance of common stock in public offering, net of offering costs of $2,967	4,600	46	24,587			24,633
Restricted common stock issued to employees	457	5	2,736	(2,741)
Forfeitures of restricted stock	(11)		(70)	70
Bridge note conversion	1,128	11	5,419			5,430
Stock-based employee compensation—restricted stock				447		447
Stock-based employee compensation—options			204			204
Net loss					(18,935)	(18,935)

Balances at December 31, 2005	17,415	175	105,717	(2,224)	(83,494)	20,174
Exercise of warrants	253	2	510			512
Stock option exercises	91	1	79			80
Issuance of common stock in PIPE offering, net of offering costs of $910	3,142	31	11,630			11,661
Restricted stock issued to employees, net	21
Reclassify Unearned Compensation expense on adoption of FAS 123(R)			(2,224)	2,224
Contractor warrant expense			169			169
Stock-based employee compensation—			2,664			2,664
Net loss					(22,643)	(22,643)

Balances at December 31, 2006	20,922	209	118,545	—	(106,137)	12,617
Exercise of warrants	5		21			21
Stock option exercises	10		9			9
Issuance of common stock in equity offering	25,000	250	36,223			36,473
Contractor warrant expense			2			2
Stock-based employee compensation	(30)		739			739
Net loss					(20,365)	(20,365)

Balances at December 31, 2007	45,907	$459	$155,539	$—	$(126,502)	$29,496

The accompanying notes are an integral part of these financial statements.

MathStar, Inc

Statements of Cash Flows

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities
Net loss	$(18,935)	$(22,643)	$(20,365)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	74	140	182
Amortization of beneficial conversion feature on convertible notes and value of warrants issued with convertible notes	3,628	—	—
Interest expense settled with common stock	230	—	—
Amortization of discount on held-to-maturity securities	—	—	13
Impairment of capitalized application software	—	—	359
Stock-based compensation	1,166	2,833	741
Loss on asset disposal	—	4	3
Foreign currency remeasurement	—	—	(9)
Change in operating assets and liabilities
Accounts receivable	(46)	61	(257)
Inventory	(336)	(274)	(13)
Prepaid expenses and other assets	(560)	(81)	(200)
Accounts payable	178	1,057	(861)
Deferred revenue	—	—	162
Accrued expenses	862	(89)	709

Net cash used in operating activities	(13,739)	(18,992)	(19,536)

Cash flows from investing activities
Purchase of property and equipment	(312)	(416)	(243)
Purchase of capitalized application software	—	—	(423)
Purchases of held-to-maturity securities	—	—	(22,207)
Sales of held-to-maturity securities	—	—	—
Purchases of available-for-sale securities	—	—	(2,605)
Restricted cash	—	(103)	(4)

Net cash used in investing activities	(312)	(519)	(25,482)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	24,633	11,661	36,473
Proceeds from issuance of convertible notes	5,500	—	—
Payments on convertible notes	(300)	—	—
Proceeds from exercise of warrants, net of costs	235	512	21
Proceeds from exercise of stock options	—	80	9

Net cash provided by financing activities	30,068	12,253	36,503

Effect of exchange rate changes on cash			(37)
Net (decrease) increase in cash and cash equivalents	16,017	(7,258)	(8,552)
Cash and cash equivalents
Beginning of period	4,132	20,149	12,891

End of period	$20,149	$12,891	$4,339

Significant noncash transactions
Conversion of notes payable and $230 of accrued interest into common stock	$5,430	—	—

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Notes to the Financial Statements

(in thousands, except per share data)

1. Nature of the Business and Going Concern

        MathStar, Inc. ("MathStar" or the "Company") was incorporated as a Minnesota corporation in April 1997 and reincorporated under Delaware law in June 2005. The Company is a fabless semiconductor company addressing the reconfigurable logic markets with a new class of platform chips designed to be high performance, reconfigurable integrated circuits based on the Company's proprietary silicon object technology. We operated as a development stage company since our inception through December 31, 2006, devoting substantially all of our efforts to planning, research and development, recruitment and development of a management and technical staff and raising capital. Thus, our financial statements were prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards, or SFAS, No. 7, Accounting and Reporting by Development Stage Enterprises, issued by the Financial Accounting Standards Board, or FASB. These development stage activities were completed during the first quarter of 2007. MathStar has its management team and organizational structure in place, with its primary focus on the sale and commercialization of its current products. MathStar has production products placed within its distribution channel and has sold production chips and development systems to end customers. As such, MathStar no longer considers itself a development stage company.

        In November 2005, the Company closed on its initial public offering of 4,000 shares of its common stock at $6.00 per share, and in December 2005, the Company closed on the underwriter's overallotment option of 600 shares of the Company's common stock at $6.00 per share, resulting in net proceeds to the Company of $24,633. In October 2006, the Company sold 3,142 shares at $4.00 per share in a private placement with net proceeds after expenses of $11,661. In June 2007, the Company sold 25,000 shares at $1.60 per share raising net proceeds of $36,473.

        The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception. The Company expects to incur additional losses in 2008 but believes it has sufficient resources to meet future requirements. Should revenue not materialize as forecasted, we may be required to raise additional capital in order to continue development and operations.

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

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

  Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate their fair values due to their short maturities and/or market-consistent interest rates. Investments classified as available-for-sale are recorded at fair value. Investments recorded as held-to-maturity are recorded at amortized cost, which as of December 31, 2007 approximates fair value.

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

  Property and Equipment

        Property and equipment are recorded at cost and depreciated over their estimated useful lives, generally two to five years, using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operating results. Repairs and maintenance costs are expensed as incurred.

  Patents

        The Company has filed applications for patents with the U.S. Patent and Trademark Office. The legal fees and application costs associated with obtaining patents from the U.S. Patent and Trademark Offices are expensed as incurred based on uncertainty as to the recoverability of these amounts.

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

  Research and Development

        Research and development expenses represent costs incurred for designing and engineering of the Company's products, including the costs of developing design tools and applications to enable customers to more easily utilize the Company's products. The Company expenses all research and development costs related to development of its FPOA chips. Development of certain design tools and application IP includes the development of software for resale. Such research and development

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

expenses are required to be expensed until the point that technological feasibility of the software is established.

  Capitalization of Software

        The Company is developing certain design tool software and application IP for use on its FPOA chips. The accounting for development costs of these applications is covered under SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of an application is established and such costs are determined to be recoverable. Judgment is required in determining when technological feasibility is established, and this determination is evaluated on a project by project basis. For design tools and basic application IP of established algorithms, we define technological feasibility of an application development project to be the point at which a feasibility assessment is complete and a detailed technical design document is established. For design tools and complex applications of new algorithms or where a technical design document is not sufficiently detailed, technological feasibility is the point at which a working model has been created. All costs incurred prior to establishing technological feasibility are expensed when incurred and are included within research and development expense. Costs after that date are capitalized and then amortized to cost of sales based on the greater of a straight-line basis over the useful life of the applications or the ratio of current sales to the total current and anticipated future sales.

        We evaluate future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized application software is evaluated based on estimated future revenues of each specific application reduced by the future costs of completing and disposing of that product.

  Investments

        The Company invests available funds in government securities, money market funds and high quality securities. The investment criteria is based on the desire to preserve capital, maintain adequate balances to meet obligations, minimize risk of principal loss, and yield maximization within the investment guidelines. Available for sale securities are valued at fair value and held-to-maturity are reported at amortized cost.

  Revenue Recognition

        We recognize revenue from the sale of products or services in the following four general areas: (1) production chips, (2) evaluation boards and licenses, (3) application IP and (4) NRE and other. Based on the type of product or service delivered, revenues are recognized in accordance with Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"); Emerging Issues Task Force ("EITF") Issue No. 00-21 Revenue Arrangements with Multiple Deliverables; or, if our arrangements contain software that is more than incidental to the product in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended ("SOP 97-2").

        We recognize revenue from the sale of production chips, evaluation boards, licenses and NRE and other in accordance with SAB 104. Production chip revenues consist of sales of our FPOAs. Revenues generated from evaluation boards and licenses consist primarily of the hardware and license agreements

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

necessary in order for our customers to program, or map, their intellectual property applications, or algorithms, to our FPOA chips. Revenues from NRE are derived from situations where the Company will develop the initial design and prototype for a customer to accelerate their time to market. We recognize revenues when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements or no remaining significant obligations.

        When more than one element is contained in a single arrangement, we allocate revenue in accordance with EITF 00-21 between the elements based on each element's relative fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate element. Fair value is generally determined based upon the price charged when the element is sold separately. For most multiple element arrangements to date the fair value of each element has not been objectively determinable; therefore, all revenue under such arrangements has been recognized on delivery of the final element in the arrangement.

        Certain of our production chip sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and cost relating to such distributor sales are deferred until the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in income.

        We recognize revenue from the sale of application IP in accordance with SOP 97-2. Application IP revenues are derived from a library of existing applications developed by the Company to provide customers with an established algorithm. We recognize revenues when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collection of resulting receivables is probable, and there are no customer acceptance requirements or no remaining significant obligations. For arrangements with multiple elements, we recognize revenue when vendor-specific objective evidence ("VSOE") exists for all undelivered elements of the arrangement or at the point when all elements have been delivered. We do not provide software maintenance and support or have any continuing obligations post delivery.

  Warranties

        We provide warranties on the products we sell. To date, the costs incurred under these warranties have been immaterial.

  Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (Revised 2001), using the modified prospective transition method. Under the transition method, compensation costs recognized in periods after the date of adoption include compensation costs for share-based payments granted prior to but not vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

Compensation costs for all share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with SFAS No. 123(R).

        Prior to the Company's initial public offering in October 2005, and in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company had elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        The Company accounts for restricted stock by amortizing the grant date fair value over the vesting period.

        The Company accounts for stock-based compensation to nonemployees using the fair value method prescribed by Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation cost for awards granted to nonemployees is measured based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the nonemployee. Fair Value is remeasured each period prior to the establishment of the measurement date. Compensation costs, if any, are amortized over the underlying awards vesting terms.

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

        The Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. This adoption did not have a material effect on the Company's consolidated financial position or results of operations. As of December 31, 2007, the Company had $46,648 of deferred tax assets; however, valuation allowances have been established to fully offset these deferred tax assets due to the uncertainty about the Company's ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company's recent history of significant operating losses. The Company records interest and penalties, if any, within operating expenses as a tax expense.

        The Company files Federal and state income tax returns in the United States. The Federal statute of limitations has not expired for fiscal years 2004, 2005 and 2006, respectively. With limited exceptions, the Company is no longer subject to state and foreign tax examinations for years before fiscal 2004. The Company is not currently under examination in any of its major tax jurisdictions.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

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

        During 2007, we had two significant customers that represent 51% and 17% of our revenue and 82% and 12% of our accounts receivable balance as of December 31, 2007. These two customers represent key sources of future short-term revenue and the loss of either would have a negative impact on our operations. The outstanding receivables as of December 31, 2007 have been subsequently collected.

  Earnings Per Share

        Basic earnings per share are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants using the treasury stock method. Potential dilutive shares for convertible notes payable are determined based on the if-converted method. Options and warrants to purchase 4,021, 5,268 and 6,712 shares of common stock were outstanding at December 31, 2005, 2006 and 2007, respectively, but were not included in the computation of net loss per share as their effect was anti-dilutive. Common shares issuable upon exercise of the convertible notes payable and related accrued interest and shares of the Company's restricted stock also were not included in the computation of net loss per share as their effect was anti-dilutive (see Note 6).

  New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 for financial assets and liabilities are effective in the first quarter of 2008 and the provisions of SFAS No. 157 for certain non financial assets and liabilities are effective in the first quarter of 2009. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The fair value option for Financial Assets and Liabilities—including Amendment of FAS No. 115". SFAS No. 159 gives companies the option of recording certain financial assets and liabilities at fair value. SFAS No. 159 is effective for the Company in the first quarter of 2008. The Company is still evaluating the potential impact of the standard.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". These standards aim to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141(R) and SFAS No. 160 are effective for the fiscal year beginning after December 15, 2008. The Company does not expect the provisions of SFAS No. 141(R) and SFAS No. 160 to have an effect on its consolidated financial position and results of operations.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

3. Selected Balance Sheet Information

  Restricted Cash

        The Company has pledged collateral to secure the balances on Company issued credit cards. The Company cannot use the restricted cash in the normal course of business until the credit cards are cancelled or the bank releases the funds. The credit cards are issued to certain Company employees for the purpose of travel and Company related purchases. The amount pledged as collateral amounted to $103 and $107 as of December 31, 2006 and 2007, respectively.

  Investment Securities

December 31,
2007
Short Term
Available-for-sale
Municipal securities	$2,605
Held-to-maturity
Government securities	19,595

Total short term investments	22,200

Long Term—held-to-maturity
Corporate bonds and notes	2,599

Total Investments	$24,799

The Company held no marketable securities as of December 31, 2006.

        Investments classified as available-for-sale have maturities between 2033 and 2034 with weekly reset of interest rates and are reported at fair value based on quoted market prices. As of December 31, 2007 the fair value of these investments approximated cost and therefore there were no unrealized gains or losses. These securities will be sold based on operating activities and the current cash position. These securities were sold during January 2008 and no losses were recognized upon liquidation. Investments classified as held-to-maturity have timed maturities to meet forecasted cash needs, which range from April 2008 to February 2009 and are reported at amortized cost, as the Company has the ability to hold these securities to maturity. Investments with maturities beyond one year are classified as long-term investment securities.

  Inventory

	December 31,
	2006	2007
Raw material and sub assemblies	$49	$113
Finished goods	662	717

	711	830
Less: Reserve for excess and obsolete inventory	(101)	(207)

Total inventory, net	$610	$623

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

3. Selected Balance Sheet Information (Continued)

  Prepaid and Other Current Assets

	December 31,
	2006	2007
Design licenses (short term)	$695	$729
Interest receivable		307
Prepaid insurance	239	189
Prepaid rent	111	33
Other	186	68

Total prepaid and other current assets	$1,231	$1,326

  Property and Equipment

	December 31,
	2006	2007
Computer equipment	$1,003	$144
Purchased software	533	533
Equipment	106	207
Furniture and fixtures	365	387

	$2,007	$1,271
Less: Accumulated depreciation	(1,520)	(714)

Total property and equipment, net	$487	$557

        Depreciation expense was $74, $140 and $170 for the years ended December 31, 2005, 2006 and 2007, respectively. In 2007, the Company disposed of assets with a net book value of $979, which resulted in a noncash loss of $3.

  Other Assets

	December 31,
	2006	2007
Deposits	$13	$36
Design licenses (long-term)	131	347
Capitalized IP, net of accumulated amortization of $12 (2007)	134	52

	$278	$447

        Amortization expense associated with capitalized application software was $0 and $12 for the years ended December 31, 2006 and 2007, respectively. During the fourth quarter of 2007, the Company reassessed its ongoing application development projects and decided to reallocate internal resources to focus on projects with more immediate sales opportunities. This action reduced the estimated future revenues of certain projects for which costs had previously been capitalized and resulted in a $359 write-off to research and development expense in the fourth quarter.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

3. Selected Balance Sheet Information (Continued)

  Accrued Expenses

	December 31,
	2006	2007
Accrued rent	$77	$48
Accrued compensation	480	702
Accrued professional fees	226	141
Accrued license contract		302
Other	423	223

Total accrued expenses	$1,206	$1,416

4. Stock Based Compensation

        Under SFAS No. 123(R), the Company has elected to use the modified prospective transition method, which requires the Company to record compensation expense in accordance with the provisions of SFAS No. 123(R) only for options issued after January 1, 2006. As a result of adopting the modified prospective method, prior periods have not been restated. The impact of adopting SFAS No. 123(R) on the results of operations for the years ended December 31, 2006 and 2007 was to record additional expenses of $274 and $510, respectively, which increased the net loss per share by $0.02 for the year ended December 31, 2006 and $0.01 for the year ended December 31, 2007. In the year ended December 31, 2006, $104 was charged to research and development and $170 was charged to selling, general and administrative expense. For the year ended December 31, 2007, $220 was charged to research and development and $290 was charged to selling, general and administrative expense. Including the charges for restricted stock and cheap stock, the total stock compensation expense for the years ended December 31, 2006 and 2007 was $2,664 and $739 respectively.

        The Company has chosen to use the Black-Scholes option-pricing model to determine the fair value of options. The Black-Scholes model's variables are stock price volatility, average option life, risk free interest rate and dividend rate. The Company has developed an index based on its own stock price and five comparable companies within the semiconductor industry to use as a volatility index due to the short period of time it has been public. Average option life has been calculated using the simplified method prescribed in SEC Staff Accounting Bulletin 107. The Company anticipates using this method through 2008 or until it has enough history to calculate a meaningful life. The Company uses the treasury bill rate corresponding with the average life as its risk free interest rate. The dividend rate used is zero, as the Company does not have any plans to pay dividends. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

4. Stock Based Compensation (Continued)

        The following table summarizes the weighted average assumptions used by the Company in the Black-Scholes option-pricing model:

	Year Ended December 31,
	2006	2007
Expected option term	6.25 Yrs	6.25 Yrs
Expected volatility factor	71.2%	67.0%
Expected dividend yield	0%	0%
Risk free interest rate	4.62%	4.42%

  Stock Option Plan

        In January 2002, the Company and its stockholders adopted the 2002 Combined Incentive and Nonstatutory Stock Option Plan (the "2002 Plan"). In April 2000, the Company and its stockholders adopted the 2000 Combined Incentive and Nonstatutory Stock Option Plan (the "2000 Plan"). Under the 2002 Plan and the 2000 Plan, 1,000 and 333 shares of the Company's common stock were reserved for issuance respectively, of incentive and nonqualified stock options to directors, officers and employees of and advisers to the Company at exercise prices as determined by the Board of Directors on the date of grant. These options have exercise prices and vesting terms established by a committee of the Board of Directors at the time of each grant. Vesting terms of outstanding options are generally four years. In no event are the options exercisable more than ten years after the date of grant. These plans were terminated by the Board of Directors effective in May 2006, and options to purchase 199 shares were no longer available for grant under the plans. In 2007, options to purchase an additional 266 shares were forfeited then cancelled from these plans.

        In October 2004, the Company adopted and in June 2005 its stockholders approved the 2004 Amended and Restated Long-Term Incentive Plan (the "2004 Plan"). Under the 2004 Plan, 1,633 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company at exercise prices as determined by the Board of Directors on the dates of grants. With the approval of shareholders at the 2006 and 2007 annual meetings, 300 and 1,367 additional shares were reserved, respectively, under the 2004 plan.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

4. Stock Based Compensation (Continued)

        In connection with the acquisition of Digital Mediacom, Inc. ("DMC") on August 31, 2001, the Company assumed DMC's stock option plan, and 744 shares of the Company's common stock had been reserved for issuance under the assumed plan. This plan was cancelled in May 2006.

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2006	280	2,178	$5.46
Net increase in authorized shares	1,367	—	—
Options granted	(1,589)	1,589	$1.60
Options forfeited	409	(409)	$5.55
Options cancelled	(266)	—	—
Restricted stock cancelled	30	—	—
Options exercised	—	(10)	$0.87

Outstanding at December 31, 2007	231	3,348	$3.63

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.72-$0.92	34	7.36	$0.85	12	$0.87
$1.07-$1.77	1,406	9.57	$1.40	0	$0.00
$2.11-$3.91	150	6.07	$3.06	84	$3.53
$4.08-$4.92	906	6.68	$4.76	506	$4.80
$5.00-$6.30	752	7.63	$6.02	366	$6.11
$8.25-$10.50	100	4.08	$8.44	100	$8.44

	3,348	8.01	$3.63	1,068	$5.44

        Options outstanding at December 31, 2007 had an aggregate intrinsic value of $0, and options exercisable at December 31, 2007 had a weighted average contractual term of 3.37 years and an aggregate intrinsic value of $0.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 and 2007 was $3.49 and $0.99, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2007 was $350 and $35, respectively.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

4. Stock Based Compensation (Continued)

        The following table shows the status of the Company's unvested shares as of December 31, 2007 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	1,310	$2.32
Granted	1,589	0.99
Vested	(396)	1.83
Forfeited	(223)	3.33

Unvested at December 31, 2007	2,280	$1.38

        Stock options outstanding at December 31, 2007 include options to purchase 272 shares that were granted to non-employees and options to purchase 3,076 shares that were granted to employees. Compensation expense related to stock options that will be amortized into future operating expenses was $1,904 at December 31, 2007. That cost is expected to be recognized over a weighted-average period of 3.37 years.

  Restricted Stock

        In 2005, the Company issued 84 shares and 408 shares of restricted common stock to certain employees of the Company which vested on October 26, 2006. The Company recognized compensation expense equal to the grant date fair value of the common shares ($2,741) pro rata over the one-year vesting period. During 2005, the Company recognized $447 of compensation expense related to these restricted shares, net of the reversal of $70 of compensation expense recorded for 47 restricted shares cancelled before vesting. During 2006, the Company issued 60 shares of restricted stock to certain employees of the Company with a fair value of $342. Fifty percent of these shares vested after one year, and the remaining fifty percent was forfeited when the employee left the Company. In addition, during 2006, 405 shares of previously issued restricted stock vested and 39 shares were forfeited. During 2007, 30 shares of restricted stock vested and 30 shares were forfeited. The total expense recognized for restricted stock in 2007 was $4. As of December 31, 2007, there was no unvested restricted stock issued and no anticipated 2008 associated expense.

  Cheap Stock

        In 2005, the Company issued options to purchase 1,065 shares to certain employees at a price below the fair market value on the date of grant. Under Accounting Policy Bulletin, or APB, No. 25 "Accounting for Stock Issued to Employees", the difference between the fair value and the exercisable value is expensed over the vesting period of four years. This resulted in compensation expenses of $204, $239 and $224 for the years ended December 31, 2005, 2006 and 2007, respectively. All options issued after our initial public offering were issued at the fair value at the date of grant, and no cheap stock expense was incurred. All cheap stock expense will be fully realized by the end of 2009.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

5. Stockholders' Equity

  Authorized Shares

        The Company's authorized capital consists of 100,000 shares of capital stock, of which 90,000 shares have been designated as common stock ($0.01 per share par value), and 10,000 shares have been designated as preferred stock ($0.01 per share par value). In addition, as of December 31, 2007, 2,518 of the 90,000 shares of common stock had been reserved for issuance under the Company's stock option plans. Each share of common stock entitles the holder to one vote.

  Stock Split

        The Company's Board of Directors and stockholders declared a three-for-one reverse stock split, effective June 10, 2005. The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

  Warrants

        In October 2006, in connection with its private placement, the Company issued warrants to purchase 1,367 common shares at an exercise price of $6.00 per share and an expiration date of October 2011. Of these warrants, 1,257 were issued to purchasers of the shares and 110 shares to the selling agent. As a condition of the private placement, and based on the $1.60 sale price of the additional shares issued in the June 2007 public offering, 493 additional warrants were issued, 453 to investors and 40 to the private placement selling agent, and all warrants were revalued with an exercise price of $4.41.

        During 2007, the Company received net proceeds of $21 from the exercise of 5 warrants with an average exercise price of $4.80.

        During 2006, the Company received net proceeds of $512 from the exercise of 253 warrants with an average exercise price of $2.25.

        During 2005, the Company received net proceeds of $235 from the exercise of 101 warrants with an average exercise price of $2.33.

        In November 2005, in connection with its initial public offering, the Company issued warrants to purchase 400 common shares to the selling agent at an exercise price of $7.20 per share expiring in October 2010.

        In connection with the convertible notes issued in April 2005 (see "Convertible Notes" below), the Company issued warrants to purchase 367 common shares at an exercise price of $4.80 per share.

        In March 2005, the Company granted fully vested warrants to purchase 33 common shares at an exercise price of $6.00 per share to a consultant of the Company. In August 2005, the Company granted warrants to purchase 80 common shares at an exercise price of $6.00 per share to a consultant of the Company. These warrants vest ratably over three years beginning retroactively to October 2004. In October and December 2004, the Company granted warrants to purchase 253 shares of the Company's common stock at a price of $6.00 per share to consultants of the Company. Of these warrants, warrants to purchase 170 shares vested over three years and have a ten-year term. The remaining warrants to purchase 83 shares vested based on design wins and have a five-year term.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

5. Stockholders' Equity (Continued)

        Total stock-based compensation expense related to these warrants during the years ended December 31, 2005, 2006 and 2007 was $515, $169 and $2, respectively. The fair value of these warrants was measured as they were earned using the Black-Scholes option pricing model over the vesting period.

        The following table summarizes warrant activity:

	Warrants Outstanding	Price Range Per Share
Outstanding at December 31, 2004	1,458	$1.50 - $10.50
Warrants issued	880
Warrants exercised	(101)
Warrants expired	(253)

Outstanding at December 31, 2005	1,984	$1.50 - $10.50
Warrants issued	1,367
Warrants exercised	(253)
Warrants expired	(8)

Outstanding at December 31, 2006	3,090	$4.80 - $10.50
Warrants issued	493
Warrants exercised	(5)
Warrants expired	(214)

Outstanding at December 31, 2007	3,364	$4.41 - $7.20

  Convertible Notes

        In April 2005, the Company issued 8% convertible notes totaling $5,500. The notes, which were due on April 28, 2006, bore interest at the rate of 8% per year and were convertible into shares of the Company's common stock at a price per share equal to 80% of the issuance price of the Company's stock in an initial public offering, if any. If an initial public offering did not occur on or before April 28, 2006 or before any extended maturity date of the notes, the notes would have been convertible into shares of the Company's common stock at a price of $4.80 per share. The Company could have elected to extend the maturity of the notes for up to six months if an initial public offering had not closed on or before April 28, 2006. However, the notes were payable in full 30 days after the closing date of an initial public offering.

        In connection with the issuance of the convertible notes, the Company issued to the note holders warrants to purchase up to 367 shares of the Company's common stock. The warrants, which have a five-year term, are exercisable at a price per share equal to 80% of the issuance price of the Company's stock in an initial public offering ($4.80). If an initial public offering had not occurred on or before April 28, 2006 or before any extended maturity date of the notes, the warrants would have become exercisable at a price of $4.80 per share.

        The allocated fair value of the warrants of $1,126 and the value attributable to the beneficial price for conversion of the notes of $2,502 were accounted for as a discount on the convertible notes. The

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

5. Stockholders' Equity (Continued)

Company was amortizing this discount to interest expense over the original term of the notes. However, following completion of the Company's initial public offering during the fourth quarter of 2005, the note holders elected to convert $5,430 of the notes and accrued interest into 1,128 shares of common stock, and the remaining $330 of notes and accrued interest was repaid on December 1, 2005 in accordance with the terms of the notes. The remaining unamortized discount on these notes was charged to interest expense during the quarter ended December 31, 2005. Interest expense recorded during the year ended December 31, 2005 related to amortization of the discount was $3,628.

        The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions at the date of issuance: term—five years; volatility—68%; risk-free interest rate—3.79%; and expected dividend yield of zero. The value of the conversion feature was determined using the most beneficial conversion price of the notes at the time of issuance ($4.80 per share) and taking into account the additional discount attributable to the allocated value of the warrants. This approach resulted in a per share conversion price for accounting purposes of approximately $3.81. When compared to the estimated fair value of the Company's common stock at the time of the issuance of the notes ($6.00 per share), this accounting conversion price provides approximately a $2.19 conversion benefit to the note holders for each of the 1,146 shares into which the notes were convertible.

6. Income Taxes

        The Company has not recorded any income tax benefit for losses recorded since inception.

        The components of deferred income taxes are as follows:

	December 31,
	2006	2007
Net operating loss carryforwards	$34,555	$42,288
Research and experimentation credit carryforwards	3,070	3,582
Accrued expenses and stock options	679	778

Total deferred tax assets	38,304	46,648
Valuation allowance	(38,304)	(46,648)

Net deferred tax asset	$—	$—

        The Company has established valuation allowances to fully offset its deferred tax assets due to uncertainty about the Company's ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company's recent history of significant operating losses. The valuation allowance increased by $6,745, $9,352 and $8,344 for the years 2005, 2006 and 2007, respectively. Future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of significant changes in ownership. These limitations could result in expiration of these net operating loss carryforwards before they are utilized. As of December 31, 2007 we had no unrecognized tax benefits.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

6. Income Taxes (Continued)

        For the years ended December 31, 2005, 2006 and 2007, and cumulative for the period from inception (April 14, 1997) through December 31, 2007, the Company generated federal net operating loss carryforwards of approximately $14,037, $21,710, $19,378 and $103,739, respectively.

        The Company's federal net operating loss carryforwards and state net operating loss carryforwards expire in various calendar years from 2014 through 2026. Available research and development credit carryforwards at December 31, 2007 include federal and state amounts of $3,000 and $896, respectively, with expiration dates in calendar years 2020 through 2027.

        The Company's effective income tax rate differs from the U.S. Federal income tax rate as shown below:

	December 31,
	2005	2006	2007
Tax expense (benefit) at the federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State income tax (benefit), net of federal income tax effect	(5.70)%	(5.96)%	(5.76)%
Research credits	(3.10)%	(1.85)%	(2.51)%
Permanent differences	7.84%	1.80%	1.47%
Other	(2.78)%	(2.14)%	0.83%
Increase in valuation allowance	35.62%	41.30%	40.97%

Effective tax rate	0.00%	0.00%	0.00%

7. 401(k) Savings Plan

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

8. Commitments

  Operating Leases

        The Company leases its office and research facilities and certain office equipment under noncancellable operating leases. Total rent expense under these operating leases was $1,074, $1,163 and $673 for the years ended December 31, 2005, 2006 and 2007, respectively.

MathStar, Inc.

Notes to the Financial Statements (Continued)

(in thousands, except per share data)

8. Commitments (Continued)

        Future minimum lease payments under non-cancelable operating leases at December 31, 2007 are as follows:

Year Ending December 31,
2008	$380
2009	379
2010	346
2011	226
2012	—
2013 and thereafter	—

$1,331

  Other Long-term Commitments

        The Company has entered into a noncancellable long-term commitment with Synopsys for the purchase of design tools. Payments under this agreement are $303, 302 and $151 for the years ended December 31, 2008, 2009, and 2010, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

  Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework". Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

  Changes in Internal Controls Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

        Items 10 through 14 of this Annual Report on Form 10-K are omitted because we will file before April 29, 2008 a definitive Proxy Statement (the "Proxy Statement") conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K are hereby incorporated by reference to the information set forth in such Proxy Statement under the headings "Proposal No. 1—Election of Directors, "Meetings and Committees of the Board of Directors," "Code of Business Conduct and Ethics," "Director Compensation," "Security Ownership of Certain Beneficial Owners and Management," "Executive Officers," "Executive Compensation," "Related Party Transaction," "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm" and "Section 16(a) Beneficial Ownership Reporting Compliance."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements and Schedules

        (a)(1)    The Financial Statements, together with the report thereon of our independent registered public accounting firm, are included on the pages indicated below:

  (2)
  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required

  (3)
  The following exhibits are filed herewith or incorporated herein by reference, as indicated, and this list is intended to constitute the exhibit index.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of MathStar, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the Securities and Exchange Commission ("SEC") on August 3, 2005, Registration No. 333-127164 ("Registration Statement")).
3.2	By-laws of MathStar, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).
4.1	Form of common stock certificate of MathStar, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).
10.1
Form of Non-Statutory Stock Option Agreement evidencing options granted and to be granted to the non-employee directors of MathStar, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 22, 2005).*
10.2	Executive Officer Compensation for 2008 (incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on February 12, 2008).*
23.1	Consent of Independent Registered Public Accounting Firm.
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (filed electronically herewith).
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (filed electronically herewith).
32.01	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed electronically herewith).
32.02	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed electronically herewith).

*
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 14, 2008	MATHSTAR, INC.
/s/ DOUGLAS M. PIHL Douglas M. Pihl President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2008:

Signature	Title

/s/ DOUGLAS M. PIHL Douglas M. Pihl	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ JAMES W. CRUCKSHANK James W. Cruckshank	Vice President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ BENNO G. SAND Benno G. Sand	Director
/s/ MERRILL A. MCPEAK Merrill A. McPeak	Director
/s/ MORRIS GOODWIN, JR. Morris Goodwin, Jr.	Director
/s/ MICHAEL O. MAERZ Michael O. Maerz	Director

MathStar, Inc
Valuation and Qualifying Accounts
(in thousands)

	Balance at the Beginning of period	Charged to costs and expenses	Charged to other accounts	Write-offs, net of recoveries	Balance at end of period
Fiscal Year ended December 31, 2005
Allowance for excess and obsolete inventory	$—	$29	$—	$—	$29
Allowance for deferred taxes	22,207	6,745			28,952

	$22,207	$6,774	$—	$—	$28,981

Fiscal Year ended December 31, 2006
Allowance for excess and obsolete inventory	$29	$90	$—	$18	$101
Allowance for deferred taxes	28,952	9,352			38,304

	$28,981	$9,442	$—	$18	$38,405

Fiscal Year ended December 31, 2007
Allowance for excess and obsolete inventory	$101	$106	$—	$—	$207
Allowance for deferred taxes	38,304	8,344			46,648

	$38,405	$8,446	$—	$—	$46,851

S-1

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
Our Business
Our Markets
Our Business Strategy
Source of Materials
Competition
Research and Development
Employees
Company Information
Forward Looking Statements
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Performance Graph
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
MathStar, Inc. Balance Sheets (in thousands, except per share data)
MathStar, Inc. Statements of Operations (in thousands, except per share data)
MathStar, Inc Statements of Changes in Stockholders' Equity
MathStar, Inc Statements of Cash Flows
MathStar, Inc. Notes to the Financial Statements (in thousands, except per share data)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
MathStar, Inc Valuation and Qualifying Accounts (in thousands)