Form 10-Q
period 2008-03-31
MATHSTAR INC
filed 2008-05-12
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 30, 2008
Common stock, $0.01 par value	45,906,890

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)

	December 31, 2007	March 31, 2008

Assets
Current assets
Cash and cash equivalents	$4,339	$3,021
Restricted cash	107	109
Investments in marketable securities – short term	22,200	20,568
Accounts receivable	271	106
Inventory	623	883
Prepaid expenses and other current assets	1,326	1,056
Total current assets	28,866	25,743
Property and equipment, net	557	533
Investments in marketable securities – long term	2,599	—
Other assets	435	380
Total assets	$32,457	$26,656

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$930	$670
Deferred revenue	162	33
Accrued expenses	1,416	1,356
Total current liabilities	2,508	2,059
Other long term liabilities	453	453
Total liabilities	2,961	2,512

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000 shares authorized; 45,907 and 45,907 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	459	459
Additional paid-in capital	155,539	155,673
Accumulated deficit	(126,502)	(131,895)
Accumulated other comprehensive loss	—	(93)
Total stockholders’ equity	29,496	24,144

Total liabilities and stockholders’ equity	$32,457	$26,656

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2008

Revenue	$92	$226
Cost of sales	69	291
Gross profit (loss)	23	(65)
Operating expenses:
Research and development	3,125	3,552
Selling, general and administrative	2,462	2,093
	5,587	5,645
Operating loss	(5,564)	(5,710)
Interest income	119	280

Other income, net	(2)	37

Net loss	$(5,447)	$(5,393)

Basic and diluted loss per share	$(0.26)	$(0.12)
Weighted average basic and diluted shares outstanding	20,897	45,907

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2008

Cash flows from operating activities
Net loss	$(5,447)	$(5,393)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	41	57
Amortization of discount on held-to-maturity securities		16
Non-cash changes in inventory reserves		225
Stock-based compensation	8	134
Gain on sale of marketable securities		(42)
Foreign currency remeasurement		3
Change in operating assets and liabilities
Accounts receivable	(47)	165
Inventory	(61)	(485)
Prepaid expenses and other assets	286	320
Accounts payable	(1,008)	(260)
Deferred revenue	25	(129)
Accrued expenses	(118)	(60)
Net cash used in operating activities	(6,321)	(5,449)
Cash flows from investing activities

Purchase of property and equipment	(68)	(28)
Proceeds from sale of held-to-maturity securities		7,170
Proceeds from sale of available-for-sale securities		2,610
Purchase of held-to-maturity securities		(2,931)
Purchase of available-for-sale securities		(2,685)
Restricted cash	(1)	(2)
Net cash used in investing activities	(69)	4,134
Cash flows from financing activities

Proceeds from exercise of warrants, net of costs	21	—
Proceeds from exercise of stock options	9	—
Net cash provided by financing activities	30	—
Effect of exchange rate changes on cash		(3)
Net decrease in cash and cash equivalents	(6,360)	(1,318)
Cash and cash equivalents
Beginning of period	12,891	4,339
End of period	$6,531	$3,021

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1.             Basis of Presentation and Going Concern

The accompanying interim condensed consolidated financial statements of MathStar, Inc. (“MathStar” or the “Company”) have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008. The year-end condensed consolidated balance sheet was  derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The interim financial information is unaudited, but it reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial results are not necessarily indicative of results to be expected in future interim or annual periods. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses and negative cash flows from operations since inception. The Company expects to incur additional losses in 2008 but believes it has sufficient resources to meet future requirements through at least March 2009. Should revenue not materialize as forecasted, we may be required to raise additional capital in order to continue development and operations. There can be no assurance that such capital will be available at a reasonable cost to the Company or at all.

2.             New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or “FASB”, issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value though we expanded the disclosure requirements to comply with SFAS 157.  The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2

Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In February 2007, the FASB issued SFAS No. 159, “The fair value option for Financial Assets and Liabilities—including Amendment of FAS No. 115”. SFAS No. 159 gives companies the option of recording certain financial assets and liabilities at fair value. SFAS No. 159 was effective for the Company commencing January 1, 2008. The Company’s adoption of SFAS No. 159 did not have an impact on the financial statements as the Company did not elect to record eligible items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  These standards aim to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS No. 141(R) and SFAS No. 160 apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008.  The Company does not expect the provisions of SFAS No. 141(R) and SFAS No. 160 will have an effect on its consolidated financial position and results of operations.

3.             Selected Balance Sheet Information

Restricted Cash

The Company has pledged collateral to secure the balances on Company issued credit cards. The Company cannot use the restricted cash in the normal course of business until the credit cards are cancelled or the bank releases the funds. The credit cards are issued to certain Company employees for the purpose of travel and Company related purchases. The amount pledged as collateral amounted to $109 on March 31, 2008 compared to $107 on December 31, 2007.

Investment Securities

	December 31, 2007	March 31, 2008
Short Term
Available-for-sale
Municipal securities	$2,605	$—
Auction preferred securities		2,592
Held-to-maturity
Government securities	19,595	15,073
Corporate bonds and notes		2,903
Total short term investments	22,200	20,568

Long Term – held-to-maturity
Corporate bonds and notes	2,599	—

Total investments	$24,799	$20,568

Investments classified as held-to-maturity have timed maturities to meet forecasted cash needs, which range from April 2008 to February 2009 and are reported at amortized cost, as the Company has the ability and intent to hold these securities to maturity. Investments with maturities beyond one year are classified as long-term investment securities.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/08	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Securities	$2,592	—	—	$2,592
Total	$2,592	—	—	$2,592

We have auction preferred securities (APS), which are preferred equity instruments in a closed-end mutual fund that provide liquidity through an auction process conducted by an independent auction agent that resets the applicable dividend rate at pre-determined calendar intervals, generally every 28 days.  These instruments are senior equity securities that have a liquidation preference of $25,000 per share plus the amount of accumulated but unpaid dividends. Upon the liquidation, dissolution or winding up of the fund, APS holders are entitled to receive their liquidation preference before any distribution or payment is made to holders of the Fund’s common shares. Dividends declared and payable on the APS have a priority over dividends on a Fund’s common shares. Outstanding APS may be redeemed at the option of the fund upon giving notice to APS holders.

The Company generally invests in these securities as part of its overall cash management program. During the first quarter of 2008, the Company’s APS failed to auction due to sell orders exceeding buy orders.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the fund redeems outstanding APS or an active secondary market is created and a buyer is identified outside of the auction process.

At March 31, 2008, there was insufficient observable APS market information available to determine the fair value of the Company’s investments in APS. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Despite the failed auctions, the Company’s APS continue to be highly rated by the rating agencies and furthermore the fund has announced a redemption of approximately two-thirds of the total outstanding APS shares at par plus accumulated but unpaid dividends, which is expected to take place on May 27, 2008. Based upon this analysis, the Company adjusted the March 31, 2008 carrying value of these securities downward to fair value by the amount of $93. The entire adjustment amount, which resulted from the limited liquidity of those investments, was considered temporary and was recorded in other comprehensive income. The APS underlying this temporary adjustment amount was classified as current as of March 31, 2008 due to the pending redemption and plan to utilize these funds in current operations.

As further required by SFAS 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation at March 31, 2008.

Fair Value Measurement Using significant Unobservable inputs (Level 3)
Action Preferred securities
Beginning Balance	$—
Total gains or losses realized/unrealized
included in earnings
included in comprehensive loss	(93)
Purchases, issuance and settlements	2,685
Transfer in and / or out of level 3
Ending Balance	$2,592

Inventory

	December 31, 2007	March 31, 2008
Raw materials and sub assemblies	$113	$157
Finished goods	717	1,158
	$830	$1,315
Less: reserve for excess and obsolete inventory	(207)	(432)
Total inventory, net	$623	$883

Prepaid and Other Current Assets

	December 31, 2007	March 31, 2008
Design licenses (short term)	$729	$562
Interest receivable	307	223
Prepaid insurance	189	103
Prepaid rent	33	35
Other	68	133
Total prepaid and other current assets	$1,326	$1,056

Property and Equipment

	December 31, 2007	March 31, 2008
Computer equipment	$144	$144
Purchased software	533	541
Equipment	207	227
Furniture and fixtures	387	387
	$1,271	$1,299
Less: Accumulated depreciation	(714)	(766)
Total property and equipment, net	$557	$533

Depreciation expense was $41 and $52 for the three months ended March 31, 2007 and 2008, respectively.

Other Assets

	December 31, 2007	March 31, 2008
Deposits	$36	$34
Design licenses (long-term)	347	299
Capitalized IP, net of accumulated amortization of $12 and $17 as of December 31, 2007 and March 31, 2008, respectively	52	47
Total other assets	$435	$380

Amortization expense associated with capitalized application software was $0 for the three months ended March 31, 2007 and $5 for the period ended March 31, 2008.

Accrued Expenses

	December 31, 2007	March 31, 2008

Accrued rent	$48	$49
Accrued compensation	702	609
Accrued professional fees	161	137
Accrued license contracts	389	486
Other	116	75
Total accrued expenses	$1,416	$1,356

Stockholders’ Equity

Comprehensive Income

	March 31, 2007	March 31, 2008
Net loss	$(5,447)	$(5,393)
Unrealized loss on marketable securities	—	(93)
Comprehensive loss	$(5,447)	$(5,486)

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in our Annual Report on Form 10-K filed on March 14, 2008.

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

Our sales cycle begins when a prospective customer decides to introduce a new product or change or upgrade an existing product.  Generally, the prospective customer will do a survey of new and existing technology to determine if there are technological advances that it needs to integrate into its product lines. At this point, if there appears to be a fit, the prospective customer will engage with us to determine if our FPOA can solve its product needs.  Typically, one of our field application engineers (FAEs) will work with the prospective customer’s engineers to create an application assessment that documents the advantages of using a FPOA in the customer’s product.  At this point, the prospective customer will make a technology decision.  If the decision is to use a FPOA, the customer will buy a FPOA evaluation system and a FPOA design software tools license from us to develop a prototype of its application on our FPOA.  Once the customer has developed and tested its FPOA design, the customer will develop prototypes of its new product.  The customer will then sell prototypes or limited production versions of its new product to its customers.  Assuming the customer achieves market acceptance, it will ramp its design in production and start purchasing production quantities of FPOAs. Our sales cycle can be as short as six months and as long as 18 months, except in the case of the military/aerospace markets, in which the development cycle can be three to five years.

Certain customers may want to utilize our FPOA technology but need an accelerated time to market or do not have the trained FPOA expertise or internal resources to develop their products while achieving time-to-market objectives.  In those cases we will partner with one of our certified design centers, or CDC, to develop a turnkey solution for the customer and charge the customer nonrecurring engineering fees, or NRE, for the development. Once the initial design and prototypes have been developed, we turn the design over to the customer for long-term manufacturing.  At that point, we sell the production chips utilized in the design.

Our production FPOA is currently in inventory and for sale at our warehouse, a worldwide electronics component distributor and an e-commerce distributor.  Our revenues in 2008 will be primarily from sales of production chips, evaluation systems, tools, NRE and application licenses.  As more of our customers move their products into production, a larger percentage of our revenues will be from the sale of FPOAs.

Financial Operations Overview

We recognize revenue from the sale of products or services in the following four general areas: (1) production chips, (2) evaluation boards and licenses, (3) application intellectual property, or IP, and (4) NRE and other. Based on the type of product or service delivered, revenues are recognized in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition (“SAB 104”); Emerging Issues Task Force (“EITF”) Issue No. 00-21 Revenue Arrangements with Multiple Deliverables; or, if our arrangements contain software that is more than incidental to the product in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended (“SOP 97-2”).

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

Recently issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There were no changes in critical accounting policies in the three months ended March 31, 2008.

Results of Operations

Three Months Ended March 31, 2007 and 2008

Revenue. For the three months ended March 31, 2008, we generated revenue of $226,000 compared to $92,000 for the same period last year. Revenue for the three months ended March 31, 2008 was from the sale of production FPOA chips. Revenue for the three months ended March 31, 2007 was from the sale of sample FPOA chips, development systems, licensed software and NRE fees.

Cost of Sales. Cost of sales for the three months ended March 31, 2008 and 2007 were $291,000 and $69,000, respectively. Costs of sales in the first quarter of 2008 include external chip costs and a noncash charge of $243,000 for excess and obsolete inventory comprised primarily of tool licenses that will expire prior to being sold or renewed. The forecasted demand for tool licenses declined due to the change in our business strategy to focus on a few customers at a system level. Costs of sales for the first quarter of 2007 include external chip and evaluation system manufacturing costs and the cost of third party software licenses.

Gross Margin. Gross margin for the three months ended March 31, 2008 was (29%) compared to 25% for the three months ended March 31, 2007. The $243,000 non-cash excess and obsolete charge had a (108%) impact on the gross margin percentage for the three months ended March 31, 2008.

Research and Development. For the three months ended March 31, 2008, research and development expenses increased $427,000 or 14% to $3,552,000 from $3,125,000 for the three months ended March 31, 2007. The increase is the result of employee related expenses of $320,000 driven by adding seven additional employees, consulting and contractor expense of $154,000, development tool expense of $119,000 and charges for application IP development of $277,000 because technological feasibility had not been established on the development projects.  The increase was offset by lower engineering material of $129,000, building rent of $216,000 resulting from the downsizing of our Minneapolis facility and $98,000 in other related charges. Research and development expenses and the mix of those expenses are heavily dependent on where we are in the development cycle of new technology. The three months ended March 31, 2008 was a period where final design was being completed just prior to tape-out which is very labor and design tool dependent. In contrast, the three months ended March 31, 2007 was a period following tape-out of the current production chip and required more engineering material to validate the chip.

Selling, General and Administrative.  For the three months ended March 31, 2008, selling, general and administrative expenses decreased $369,000 or 15% to $2,093,000, compared to $2,462,000 for the three months ended March 31, 2007. The decrease was primarily the result of reduced consulting and contractor fees of $73,000, employee related expenses net of commissions of $22,000, franchise tax fees of $61,000, recruiting fees of $100,000 and infrastructure and other charges of $113,000.  Our selling, general and administrative infrastructure is in place and any change will be driven by the costs associated with promoting and selling our products.

Other Income (Expense). For the three months ended March 31, 2008, other income increased by $200,000 or 171% to $317,000 compared to $117,000 for the three months ended March 31, 2007. The increase was the result of $161,000 in additional interest income on higher investment balances and $39,000 in a gain resulting from the sale and reinvestment of investments held.

Liquidity and Capital Resources

Our administrative and silicon engineering infrastructures are substantially in place. We will continue to invest in sales, marketing and application engineering personnel to increase our presence in the market and sell our FPOA technology. Our first production FPOA chip is available for sale. Going forward, our results of operations will depend upon how long it takes and how successful we are in achieving market acceptance of our FPOA technology and the costs incurred to develop future generations of our FPOA chips.

Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and new FPOA chips, the amount and timing of our research and development expenditures, the timing of our introduction of new chips, the expansion of our sales and marketing efforts and working capital needs. Our long-term financing requirements continue to be driven by our ability to penetrate the market with our FPOA chip technology and generate significant revenue to cover operations and future product development. We believe we have sufficient cash and other resources to meet operating needs through at least the first quarter of 2009.  If we are not able to generate significant revenues, we may need to raise funds through the issuance of debt or equity securities, these securities may have rights senior to those currently associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing or successfully market our products on a timely basis, we would have to slow our product development and marketing efforts and may be unable to continue our operations.

At March 31, 2008, we held $2.6 million of investments comprised of auction preferred securities (APS). All of our APS are AAA rated by one of the major credit rating agencies.  Since mid-February 2008, we have experience failed auctions for our entire APS portfolio, resulting in our inability to sell these securities.  A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an auction failure, the interest rates on the APS do not reset at a market rate but instead reset based on a formula contained in the APS, which generally is higher than the current market rate.  If we need to access these funds, we will not be able to do so without the possible loss of principal or until a future auction for these investments is successful, they are redeemed by the issuer or they mature. The issuer of our APS has announced a redemption of approximately two-thirds of the total outstanding APS held by the issuer, which is expected to take place on May 27, 2008.  We do not believe we need access to these funds for operational purposes for the foreseeable future.

We classified our APS as available-for-sale, which resulted in the $93,000 adjustment to the carrying value of our APS to mark them to fair value, which was recorded in other comprehensive loss.   If uncertainties in the credit and capital markets continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize impairment charges or additional losses on our APS or a loss on their disposition, any of which could have an adverse effect on our financial condition and results of operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,449,000 and $6,321,000 for the three months ended March 31, 2008 and 2007, respectively. Net cash used for operating activities for the three months ended March 31, 2007 and 2008 was to fund our on-going research and development activities and our selling, general and administrative costs.

Net Cash Provided (Used) by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2008 was $4,134,000. Cash used in investing activities for the three months ended March 31, 2007 was $69,000 for the purchase of capital equipment. Net cash provided by investing activities for the three months ended March 31, 2008 was from the proceeds from the sale of investments $4,162,000 offset by $28,000 used to purchase capital equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 and $30,000 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2007, the cash provided by financing activities was from proceeds from the exercise of options and warrants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash equivalents and investments. We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks. Our investments are matched to forecasted cash needs such that investments will not be sold prior to maturity and expose us losses due to interest rate changes.  Included in our investments are APS. These auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the APS held by the Company have experienced failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders making the liquidity of the securities questionable. Despite the failed auctions, the Company’s APS continue to be highly rated by the rating agencies and furthermore the fund has announced a redemption of approximately two-thirds of the total outstanding APS shares at par plus accumulated but unpaid dividends, which is expected to take place on May 27, 2008. We believe we will have full redemption of all APS at par. Should we not be able to redeem all APS it could have a negative effect on our liquidity and operation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the fiscal period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating results. The risk factors are described in the section entitled “Risk Factors” beginning on page 4 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008. Other information included in this Quarterly Report on Form 10-Q also should be carefully considered. The risks and uncertainties described in our Annual Report are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

The following updates the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007:

As of March 31, 2008, we had $2.6 million invested in auction preferred securities (APS).  Since mid-February 2008, the auctions for these APS have been failing, which adversely affects their liquidity.  In the three months ended March 31, 2008, we classified our APS as available-for-sale, which resulted in a $93,000 adjustment to the carrying value of our APS to mark them to fair value, with a corresponding $93,000 other comprehensive loss.  If we must record impairment charges on the recorded value of these APS, recognize additional losses, or recognize a loss on the disposition of our APS, our financial condition would be adversely affected.  In addition, the lack of liquidity in the APS could adversely affect the availability of cash and thus adversely affect our operations.

At March 31, 2008, we held $2.6 million of investments comprised of APS.  Liquidity for these securities has been provided by an auction process that resets the applicable interest rate every 28 days.  Since mid-February 2008, a substantial number of auctions have failed.  In the case of a failed auction, with respect to the APS held by us, the APS is deemed not currently liquid.  In the case of funds invested by us in APS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.  We classified our APS as available-for-sale, which resulted in a $93,000 adjustment to the carrying value of our APS to mark them to fair value, with a corresponding $93,000 other comprehensive loss. The issuer of our ARS has announced a redemption of approximately two-thirds of the total outstanding APS shares at par plus accumulated but unpaid dividends, which is expected to take place on May 27, 2008.  However, we cannot predict whether this redemption will occur as announced by the issuer or at all or that any future auctions related to our APS will be successful.  If uncertainties in the credit and capital markets continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize impairment charges or additional losses on our APS or a loss on their disposition, any of which could have an adverse effect on our financial condition and results of operations. We do not believe we need access to these funds for operational purposes for the foreseeable future.  However, the lack of liquidity in the APS could adversely affect the availability of cash and thus adversely affect our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information

As reported in a Current Report on Form 8-K we filed with the Securities and Exchange Commission on March 20, 2008, James W. Cruckshank, the Chief Financial Officer and Vice President, Administration and Secretary for MathStar, Inc., resigned from these positions effective March 31, 2008. Douglas M. Pihl became Chief Financial Officer in addition to his duties as Chief Executive Officer. John M. Jennings was promoted to Chief Accounting Officer.

Item 6.    Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MathStar, Inc.
(Registrant)

Date: May 10, 2008	By:	/s/Douglas M. Pihl
Douglas M. Pihl
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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