Form 10-Q
period 2008-06-30
MATHSTAR INC
filed 2008-08-11
CIK 1118037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at June 30, 2008
Common stock, $0.01 par value	9,181,497

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)

	December 31, 2007	June 30, 2008

Assets
Current assets
Cash and cash equivalents	$4,339	$4,182
Restricted cash	107	109
Investments in marketable securities – short term	22,200	12,873
Accounts receivable	271	57
Inventory	623	—
Prepaid expenses and other current assets	1,326	319
Total current assets	28,866	17,540
Property and equipment, net	557	132
Investments in marketable securities – long term	2,599	—
Other assets	435	27
Total assets	$32,457	$17,699

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$930	$238
Deferred revenue	162	—
Accrued expenses	1,416	1,348
Total current liabilities	2,508	1,586
Other long term liabilities	453	302
Total liabilities	2,961	1,888

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 18,000 shares authorized; 9,181 shares issued and outstanding at December 31, 2007 and June 30, 2008	459	92
Additional paid-in capital	155,539	155,897
Accumulated deficit	(126,502)	(140,158)
Accumulated other comprehensive loss	—	(20)
Total stockholders’ equity	29,496	15,811

Total liabilities and stockholders’ equity	$32,457	$17,699

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Revenue	$120	$54	$212	$280
Cost of sales	54	904	123	1,195
Gross profit (loss)	66	(850)	89	(915)
Operating expenses:
Research and development	2,607	3,542	5,732	7,094
Selling, general and administrative	2,107	1,469	4,569	3,562

Restructuring and impairment charges	—	2,601	—	2,601
	4,714	7,612	10,301	13,257
Operating loss	(4,648)	(8,462)	(10,212)	(14,172)
Interest income	107	210	226	490
Other income, net	(14)	(11)	(16)	26
Net loss	$(4,555)	$(8,263)	$(10,002)	$(13,656)

Basic and diluted loss per share from continuing operations	$(0.94)	$(0.90)	$(2.22)	$(1.49)

Weighted average basic and diluted shares outstanding	4,827	9,181	4,505	9,181

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2008

Cash flows from operating activities
Net loss	$(10,002)	$(13,656)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	82	111
Loss on asset disposal	4	48
Asset impairment charges		1,006
Amortization of discount on held-to-maturity securities		39
Loss on sale of available-for-sale securities		7
Non-cash changes in inventory		734
Stock-based compensation	(51)	(9)
Restructuring charges		563
Gain on sale of marketable securities		(42)
Foreign currency remeasurement	7	7
Change in operating assets and liabilities
Accounts receivable	(117)	214
Inventory	(126)	(111)
Prepaid expenses and other assets	575	703
Accounts payable	(798)	(692)
Deferred revenue	139	(162)
Accrued expenses	(207)	(785)
Net cash used in operating activities	(10,494)	(12,025)

Cash flows from investing activities
Purchase of property and equipment	(58)	(50)
Proceeds from sale of equipment		21
Purchase of capitalized application software	(269)
Proceeds from sale of held-to-maturity securities		13,058
Proceeds from sale of available-for-sale securities		4,460
Purchase of held-to-maturity securities		(2,931)
Purchase of available-for-sale securities		(2,685)
Restricted cash	(2)	(2)
Net cash used in investing activities	(329)	11,871

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	36,485
Proceeds from exercise of warrants, net of costs	21	—
Proceeds from exercise of stock options	9	—
Net cash provided by financing activities	36,515	—
Effect of exchange rate changes on cash		(3)
Net decrease in cash and cash equivalents	25,692	(157)
Cash and cash equivalents
Beginning of period	12,891	4,339
End of period	$38,583	$4,182

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1.            Basis of Presentation

The accompanying interim condensed consolidated financial statements of MathStar, Inc. (“MathStar” or the “Company”) have been prepared in conformity with United States generally accepted accounting principles (U.S. GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosure required by U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2008, sales did not materialize as expected, and development of the next generation of FPOA fell even further behind schedule. As a result, on May 20, 2008, the Board of Directors voted to curtail research and development activities and ongoing operations while analyzing strategic alternatives to protect the value to the stockholders. Alternatives could include merger, acquisition, increasing operations in another structure or liquidation.

The Company’s stockholders approved a one-for-five reverse stock split, effective May 23, 2008. The accompanying financial statements and related notes give retrospective effect to this split on recorded share amounts and earnings per share information.

2.            Restructuring and Impairment Charges

During the three months ended June 30, 2008, the Company announced a curtailment of operations as it evaluated strategic alternatives to preserve shareholder value.  This decision resulted in restructuring and impairment charges of $3,483.  Management determined that it was highly likely that certain operational assets would not be used and no alternatives existed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” issued by the Financial Accounting Standards Board (“FASB”), these assets were deemed to be impaired and either held-for-sale or abandoned and written down to their fair market value.  A plan to locate potential buyers was put in place for their disposal, and no further depreciation expense will be charged to the Company’s operating activity. In addition, the Company evaluated assets that were not abandoned or held-for-sale and determined that the estimated useful lives of these assets should be shortened. Accordingly, higher depreciation expense has been incurred during the period. As well, in accordance with SFAS Statement No. 146 issued by the Financial Accounting Standards Board (“FASB”), “Accounting for Costs Associated with Exit or Disposal Activities”, certain one-time charges relating to severance to terminated employees, and fees associated with early contract terminations no longer used and giving economic benefit to the Company, were recorded. As the liabilities for these charges are settled, payment will be made against the liability, and there will not be any further impact on the Company’s operating results.

Management believes that no further charges will be incurred for this activity, except for potential termination of non-cancelable lease liabilities for the Hillsboro and Minnesota facilities, which will depend on the strategic direction chosen by the Company. The amount of the potential lease termination liability will not be known until the strategic direction is identified. Below is the detail of restructuring and impairment charges.

Three Months Ended June 30, 2008
Inventory abandoned	$349
Increase in excess and obsolete reserve	533
Charged to cost of sales	882

Severance	1,506
Fair market adjustment of assets held-for-sale	328
Contract termination	40
Assets abandoned	727
Charged to operating expenses as restructuring and impairment charges	2,601

Total charges for restructuring and impairment	$3,483

Severance expense of $1,506 impacted approximately 75 employees, which accounted for a majority of the Company’s workforce.  The following is a rollforward of severance liabilities recorded during the quarter ended June 30, 2008.

Severance
Liability as of March 31, 2008	$—
Additions	1,506
Payments	943
Liability as of June 30, 2008	$563

3.            New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value although we expanded the disclosure requirements to comply with SFAS No. 157.  The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

In February 2007, the FASB issued SFAS No. 159, “The fair value option for Financial Assets and Liabilities—including Amendment of FAS No. 115”. SFAS No. 159 gives companies the option of recording certain financial assets and liabilities at fair value. SFAS No. 159 was effective for the Company commencing January 1, 2008. The Company’s adoption of SFAS No. 159 did not have an impact on the financial statements, as the Company did not elect to record eligible items at fair value.

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

4.     Stock Based Compensation

MathStar has issued options as a means to incent potential employees to join and retain certain existing employees.  The Company accounts for options granted under SFAS No. 123R (revised 2004), “Share-Based Payment,” utilizing the Black-Scholes pricing model.  The table below discloses option activity during the first six months of 2008 and the total options outstanding as of June 30, 2008, as adjusted for the one-for-five reverse stock split effective on May 23, 2008.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in	Exercise	Term	(in
Options	thousands)	Price	(in years)	thousands)
Outstanding at December 31, 2007	670	$18.15	8.01	$0
Granted	26	2.58
Exercised	—	—
Forfeited or expired	(569)	16.55	8.01
Outstanding at June 30, 2008	127	$22.01	6.26	$

Exercisable at June 30, 2008	86	$25.12	5.24	$0

For the first six months of 2008, the Company recorded non-cash income of ($9) primarily resulting from the revised estimate of the expected forfeiture rate of unvested stock options resulting from the restructuring during the second quarter of 2008. The forfeiture rate was increased to reflect the termination of employees whose options will likely expire without being exercised due to their price and period available for exercise.  In the first six months of 2007, the Company had $328 in non-cash stock-based compensation expense.

5.    Selected Balance Sheet Information

Restricted Cash

The Company has pledged collateral to secure the balances on Company issued credit cards. The Company cannot use the restricted cash in the normal course of business until the credit cards are cancelled or the bank releases the funds. The credit cards are issued to certain Company employees for the purpose of travel and Company related purchases. The amount pledged as collateral amounted to $109 on June 30, 2008 compared to $107 on December 31, 2007.

Investment Securities

	December 31, 2007	June 30, 2008
Short-term
Available-for-sale	$2,605	$
Municipal securities
Auction preferred securities		808
Held-to-maturity
Government securities	19,595	9,518
Corporate bonds and notes		2,547
Total short term investments	22,200	12,873

Long-term – held-to-maturity	2,599
Corporate bonds and notes

Total investments	$24,799	$12,873

Investments classified as held-to-maturity have timed maturities to meet forecasted cash needs, which range from July 2008 to February 2009 and are reported at amortized cost, as the Company has the ability and intent to hold these securities to maturity. Investments with maturities beyond one year are classified as long-term investment securities.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/08	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$808	—	—	$808
Total	$808	—	—	$808

We have auction preferred securities (APS), which are preferred equity instruments in a closed-end mutual fund that provide liquidity through an auction process conducted by an independent auction agent that resets the applicable dividend rate at pre-determined calendar intervals, generally every 28 days.  These instruments are senior equity securities that have a liquidation preference of $25,000 per share plus the amount of accumulated but unpaid dividends. Upon the liquidation, dissolution or winding up of the fund, APS holders are entitled to receive their liquidation preference before any distribution or payment is made to holders of the fund’s common shares. Dividends declared and payable on the APS have a priority over dividends on the fund’s common shares. Outstanding APS may be redeemed at the option of the fund upon giving notice to APS holders.

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

At June 30, 2008, there was insufficient observable APS market information available to determine the fair value of the Company’s investments in APS. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Despite the failed auctions, the Company’s APS continue to be highly rated by the rating agencies.  Of the original $2,680 in APS purchased, $1,850 was redeemed on May 27, 2008 at face value, with the remaining amount expected to be redeemed in the upcoming quarter.  Based upon this analysis, the Company adjusted the June 30, 2008 carrying value of these securities downward to fair value by the amount of $20. The entire adjustment amount, which resulted from the limited liquidity of those investments, was considered temporary and was recorded in other comprehensive income. The APS underlying this temporary adjustment amount was classified as current as of June 30, 2008 due to the anticipated redemption. These funds are not required to meet the Company’s current operating activities or to satisfy its outstanding liabilities.

As further required by SFAS No. 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation at June 30, 2008.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Action Preferred securities
Beginning balance as of March 31, 2008	$2,592
Total gains or losses realized/unrealized included in earnings included in comprehensive loss	73
Purchases, issuance and settlements	(1,857)
Ending Balance as of June 30, 2008	$808

Inventory

	December 31, 2007	June 30, 2008
Raw materials and sub assemblies	$113	$0
Finished goods	717	588
	$830	$588
Less: reserve for excess and obsolete inventory	(207)	(588)
Total inventory, net	$623	$0

Prepaid and Other Current Assets

	December 31, 2007	June 30, 2008
Design licenses (short term)	$729	$
Interest receivable	307	189
Prepaid insurance	189	64
Prepaid rent	33	28
Other	68	38
Total prepaid and other current assets	$1,326	$319

Property and Equipment

	December 31, 2007	June 30, 2008
Computer equipment	$144	$51
Purchased software	533	91
Equipment	207	24
Furniture and fixtures	387	197
	$1,271	$363

Less: Accumulated depreciation	(714)	(231)
Total property and equipment, net	$557	$132

Depreciation expense was $39 and $50 for the three months ended June 30, 2007 and 2008, respectively, and $80 and $102 for the six months ended June 30, 2007 and 2008, respectively.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, assets that are no longer used in operations and held for sale should be written down to the expected fair market value and depreciation ceased as of the determination date. In June 2008, the Company recorded a noncash charge of $328 to adjust the book value to fair value of nonoperational assets held for sale. The depreciation of assets remaining in service was accelerated and the assets will be fully depreciated in October 2008.

Other Assets

	December 31, 2007	June 30, 2008
Deposits	$36	$27
Design licenses (long-term)	347
Capitalized IP, net of accumulated amortization of $12 and $0 as of December 31, 2007 and June 30, 2008, respectively	52
Total other assets	$435	$27

Amortization expense associated with capitalized application software was $2 and $4 for the three months ended June 30, 2007 and 2008, respectively, and $2 and $9 for the six months ended June 30, 2007 and 2008, respectively.

Accrued Expenses

	December 31, 2007	June 30, 2008

Accrued rent	$48	$49
Accrued compensation	702	100
Accrued professional fees	161	202
Accrued license contracts	389	366
Accrued restructuring charges		563
Other	116	68
Total accrued expenses	$1,416	$1,348

Comprehensive Income

	Six Months Ended
	June 30, 2007	June 30, 2008
Net loss	$(10,002)	$(13,656)
Unrealized loss on marketable securities	—	(20)
Comprehensive loss	$(10,002)	$(13,676)

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in our Annual Report on Form 10-K filed on March 14, 2008, as updated in our Quarterly Report on Form 10-Q filed on May 12, 2008 and in this Quarterly Report.

Business Overview

During the three months ended June 30, 2008, sales of our field programmable object array, or FPOA did not materialize as expected, and development of the next generation of FPOA fell even further behind schedule. As a result, on May 20, 2008 the Board of Directors voted to suspend research and development activities and ongoing operations while analyzing strategic alternatives to protect the remaining value to the stockholders. Alternatives could include merger, acquisition, increasing operations in another structure or liquidation.

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There were no changes in critical accounting policies in the three months ended June 30, 2008.

Results of Operations

Three Months Ended June 30, 2007 and 2008

Revenue. For the three months ended June 30, 2008, we generated revenue of $54,000 compared to $120,000 for the same period last year. Revenue for the three months ended June 30, 2008 was from the sale of production FPOA chips of $50,000 and the sale of evaluation products of $4,000. Revenue for the three months ended June 30, 2007 was from the sale of sample FPOA chips of $7,000, development systems of $32,000, and licensed software and NRE fees of $81,000.

Cost of Sales. Cost of sales for the three months ended June 30, 2008 and 2007 were $904,000 and $54,000, respectively. Costs of sales in the second quarter of 2008 include external chip costs of $5,000, costs for development products of $2,000, a non-cash charge of $533,000 for excess and obsolete inventory comprised primarily of current generation chips held in inventory, $353,000 for scrapping tool licenses and raw material, and other charges of $11,000. The cost of sales for the three months ended June 30, 2007 was made up of production costs of development systems of $6,000, external costs of engineering services of $30,000, and other costs of $18,000.  Inventory on hand exceeds current sales forecasts, and with our uncertain strategic direction, the excess and obsolete reserve was increased and charged to cost of sales, reducing the inventory to zero.

Gross Margin. Gross margin for the three months ended June 30, 2008 was (1,574%) compared to 55% for the three months ended June 30, 2007. The $897,000 non-cash excess and obsolete and scrap charges had a (1,661%) impact on the gross margin percentage for the three months ended June 30, 2008.

Research and Development. For the three months ended June 30, 2008, research and development expenses increased $935,000 or 36% to $3,542,000 from $2,607,000 for the three months ended June 30, 2007. The increase is the result of $1,158,000  in higher engineering services and material to complete design services of the next generation chip, development tool expense of $49,000 and charges for application IP development of $238,000 because technological feasibility had not been established on the development projects.  The increase was offset by lower employee related expenses of $293,000 due to terminating the employment of 25 employees while we evaluate our strategic options; consulting and contractor fees of $77,000; building rent of $62,000 resulting from the downsizing of our Minneapolis facility; and $78,000 in other related charges. Research and development expenses and the mix of those expenses are heavily dependent on where we are in the development cycle of new technology. The three months ended June 30, 2008 was a period during which final design was being completed just prior to tape-out and was heavily dependent on design tools and outside engineering service contracts. In contrast, the three months ended June 30, 2007 was a period of internal design work, which is very labor intensive. Should we choose to restart development activity, employee related expenses will drastically increase as we reestablish the research and development team.

Selling, General and Administrative.  For the three months ended June 30, 2008, selling, general and administrative expenses decreased $638,000 or 30% to $1,469,000, compared to $2,107,000 for the three months ended June 30, 2007. The decrease was primarily the result of reduced employee related expenses of $480,000, travel expenses of $66,000, computer expenses of $15,000, advertising and trade show costs of $9,000, and infrastructure and other charges of $68,000.  Our selling, general and administrative infrastructure is reduced to key individuals necessary to sustain the corporate structure and activities and plan our strategic direction. Should we choose to increase operations, there will be significant one-time and recurring expenses required to grow our organizational infrastructure.

Restructuring and Impairment Charges: For the three months ended June 30, 2008, we recorded restructuring and impairment charges of $2,601,000. These charges consisted of severance payments of $1,506,000, contract termination charges of $40,000, $727,000 for abandoned assets no longer of value, and $328,000 for the write-down of assets available for sale to their estimated fair value.

Severance expense of $1,506,000 impacted approximately 75 employees, which accounted for a majority of the Company’s workforce.  The following is a rollforward of severance liabilities recorded during the quarter ended June 30, 2008.

Severance
Liability as of March 31, 2008	$—
Additions	1,506,000
Payments	943,000
Liability as of June 30, 2008	$563,000

The remaining severance payments are expected to be paid during the quarter ending September 30, 2008 and relate to the remaining employees retained to assist in the completion of the strategic alternatives currently being evaluated.  There were no restructuring charges for the three months ended June 30, 2007.

Other Income (Expense). For the three months ended June 30, 2008, other income increased by $106,000 or 114% to $199,000 compared to $93,000 for the three months ended June 30, 2007. The increase was primarily the result of $103,000 in additional interest income on higher investment balances.

Six Months Ended June 30, 2007 and 2008

Revenue. For the six months ended June 30, 2008, we generated revenue of $280,000 compared to $212,000 for the same period last year. Revenue for the six months ended June 30, 2008 was from the sale of production FPOA chips of $276,000 and development products of $4,000. Revenue for the six months ended June 30, 2007 was from the sale of production FPOA chips of $16,000, development products of $108,000, and software license fees and engineering services of $88,000.

Cost of Sales. Cost of sales for the six months ended June 30, 2008 and 2007 were $1,195,000 and $123,000, respectively. Cost of sales for the six months ended June 30, 2008 include product costs of $36,000, a non-cash charge of $776,000 for excess and obsolete inventory, scrap costs associated with tool licenses and raw material write-offs of $363,000, and other costs of $20,000.  Costs of sales for the six months ended June 30, 2007 was from manufacturing costs of the chips of $1,000, development products of $56,000, the cost of the third party software licenses and subcontracted NRE services of $30,000, and other costs of sales of $36,000.  We have current products for sale and are actively marketing them. However, inventory exceeds current sales forecasts, and with uncertain strategic direction, the excess and obsolete reserve was increased and charged to cost of sales.

Gross Margin. Gross margin for the six months ended June 30, 2008 was (327%) compared to 42% for the six months ended June 30, 2007. The $776,000 non-cash excess and obsolete charge had a (277%) impact on the gross margin percentage for the six months ended June 30, 2008.

Research and Development. For the six months ended June 30, 2008, research and development expenses increased $1,362,000 or 24% to $7,094,000 from $5,732,000 for the six months ended June 30, 2007. The increase is the result of employee related expenses of $28,000, consulting and contractor expense of $77,000, development tool expense of $168,000, charges for application IP development of $515,000 because technological feasibility had not been established on the development projects, and external development costs associated with the completion of the next generation FPOA of $1,029,000.  The increase was offset by lower building rent of $279,000 resulting from the downsizing of our Minneapolis facility and $176,000 in validation and other related charges. Research and development expenses and the mix of those expenses are heavily dependent on where we are in the development cycle of new technology. The six months ended June 30, 2008 was a period where final design was completed, which is very labor and design tool dependent and external development costs. In contrast, the six months ended June 30, 2007 was a period following tape-out of the current production chip and required more validation related expenses.

Selling, General and Administrative.  For the six months ended June 30, 2008, selling, general and administrative expenses decreased $1,007,000 or 22% to $3,562,000, compared to $4,569,000 for the six months ended June 30, 2007. The decrease was primarily the result of reduced  employee related expenses of $499,000, recruiting fees of $119,000, advertising costs of $59,000, consulting and outside services of $68,000, travel expenses of $75,000, insurance costs of $25,000, and infrastructure and other charges of $162,000.  Our selling, general and administrative infrastructure is reduced to key individuals necessary to sustain the corporate structure and activities and plan our strategic direction. Should we choose to increase operations, there will be significant one-time and recurring expenses required to grow our organizational infrastructure.

Restructuring and Impairment Charges: For the six months ended June 30, 2008, we recorded restructuring and impairment charges of $2,601,000.  See further discussion of these restructuring charges above in the results of operations for the three months ended June 30, 2007 and 2008.

Other Income (Expense). For the six months ended June 30, 2008, other income increased by $306,000 or 146% to $516,000 compared to $210,000 for the six months ended June 30, 2007. The increase was the result of $264,000 in additional interest income on higher investment balances, $40,000 in a gain resulting from the sale and reinvestment of investments held, and $2,000 gain on foreign currency translation.

Liquidity and Capital Resources

In response to the Board of Director’s decision to curtail operations and evaluate our strategic alternatives, staff was reduced to 10 key individuals needed to sustain the corporate structure and activities and plan our strategic direction. We have sufficient cash and investments to satisfy all outstanding obligations and to initiate actions based on the strategic direction when determined by the Board of Directors.

In January 2008, we purchased $2.6 million of investments comprised of auction preferred securities (APS). All of our APS are AAA rated by one of the major credit rating agencies.  Since mid-February 2008, we have experience failed auctions for our entire APS portfolio, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an auction failure, the interest rates on the APS do not reset at a market rate but instead reset based on a formula contained in the APS, which generally is higher than the current market rate. The issuer of the APS redeemed $1.85 million of the securities on May 27, 2008 and is actively putting a plan in place to redeem the remainder. We anticipate further redemption by September 30, 2008 of our remaining $808,000 of APS.   We do not currently need these funds to satisfy outstanding obligations or meet short-term operating requirements.

We classified our APS as available-for-sale, which resulted in the $20,000 adjustment to the carrying value of our APS to mark them to fair value, which was recorded in other comprehensive loss. If uncertainties in the credit and capital markets continue, if the credit worthiness of the issuance deteriorates, or if we no longer have the ability to hold these investments, we may be required to recognize impairment charges or additional losses on our APS or a loss on their disposition.

Net Cash Used in Operating Activities

Net cash used in operating activities was $12,025,000 and $10,494,000 for the six months ended June 30, 2008 and 2007, respectively. Net cash used for operating activities for the six months ended June 30, 2008 was to fund the completion of the design of our next generation of FPOA chip, pay our selling, general and administrative costs, pay severance payments to employees whose employment was terminated, and fund contract termination expenses. Net cash used for the six months ended June 30, 2007 was to fund our on-going research and development activities and our selling, general and administrative costs.

Net Cash Provided (Used) by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2008 was $11,871,000. Cash used in investing activities for the six months ended June 30, 2007 was $329,000 for the purchase of capital equipment. Net cash provided by investing activities for the six months ended June 30, 2008 was from the proceeds from the sale of investments of $11,902,000, $21,000 from the sale of equipment, $50,000 used to purchase capital equipment and $2,000 in the increase of restricted cash. Net cash used in the six months ended June 30, 2007 was for the purchase of $269,000 in capitalized intellectual property, $58,000 for the purchase of equipment, and $2,000 in the increase of restricted cash.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $36,515,000 for the six months ended June 30, 2007. For the six months ended June 30, 2007, the cash provided by financing activities was from proceeds from the exercise of options and warrants of $30,000 and $36,485,000 from the issuance of common stock net of offering costs. There were no financing activities for the six months ended June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash equivalents and investments. We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks. Our investments are matched to forecasted cash needs such that investments will not be sold prior to maturity and expose us to losses due to interest rate changes.  Included in our investments are APS. These auctions have historically provided a liquid market for these securities, as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the APS held by us have experienced failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders, making the liquidity of the securities questionable. Despite the failed auctions, our APS continue to be highly rated by the rating agencies. We believe we will have full redemption of all APS at par. If all APS are not redeemed, it could have a negative effect on the liquidity of our funds available for strategic alternatives.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Sufficient accounting and finance staff was retained to insure continued control over financial reporting.

Part II

Other Information

Item 1.   Legal Proceedings

We are currently not a party to any legal proceedings.

Item 1A.   Risk Factors

There are many factors that may affect our future operating results and financial condition. Some of these risk factors are described in the section entitled “Risk Factors” beginning on page 4 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 14, 2008 (“2007 Form 10-K”), as updated in the section entitled “Risk Factors” on page 13 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 12, 2008 (“2008 First Quarter Form 10-Q”). Other information included in this Quarterly Report on Form 10-Q also should be carefully considered. The risks and uncertainties described in our 2007 Form 10-K, our 2008 First Quarter Form 10-Q and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations and financial condition. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

The following updates the section entitled “Risk Factors” included in our 2007 Form 10-K, as updated in our 2008 First Quarter Form 10-Q:

As of June 30, 2008, we had $828,000 invested in auction preferred securities (APS).  Since mid-February 2008, the auctions for these APS have been failing, which adversely affects their liquidity.  If we must record impairment charges on the recorded value of these APS, recognize additional losses, or recognize a loss on the disposition of our APS, our financial condition would be adversely affected.

In January 2008, we purchased $2.6 million of investments comprised of APS.  All of our APS are AAA rated by one of the major credit rating agencies.  Since mid-February 2008, we have experienced failed auctions for our entire APS portfolio, resulting in our inability to sell these securities.  A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an auction failure, the interest rates on the APS do not reset at a market rate but instead reset based on a formula contained in the APS, which generally is higher than the current market rate.  The issuer of the APS redeemed $1.85 million of the securities on May 27, 2008 at face value and is actively putting a plan in place to redeem the remainder.  We anticipate redemption by September 30, 2008.  We do not need these funds to satisfy outstanding obligations or meet short-term operating requirements.

We classified our APS as available-for-sale, which resulted in a $20,000 adjustment to the carrying value of our APS to mark them to fair value, which was recorded in other comprehensive loss.  If uncertainties in the credit and capital markets continue, if the credit worthiness of the issuance deteriorates, or if we no longer have the ability to hold these investments, we may be required to recognize impairment charges or additional losses on our APS or a loss on their disposition.

We are currently considering various strategic alternatives and may not be able to complete one we may decide to pursue, which failure could result in increased expenses and/or a delay in finally completing the selecting strategy, or pursuing and completing another alternative.

On May 20, 2008, the Board of Directors voted to curtail research and development activities and ongoing operations while analyzing alternatives to protect the value to the stockholders. Alternatives could include merger, acquisition, increasing operations in another structure or liquidation. We may select a strategic alternative that we may not be able to complete for various reasons, including a decision of our principal stockholders not to approve such alternative, our inability to obtain regulatory approval, actions of other companies or possible litigation involving the selected alternative or other matters. The inability to complete a selected alternative may adversely affect us or limit other strategic alternatives still available to us, including by adversely affecting our financial results or our ability to liquidate, or deterring other companies from entering into a merger or acquisition with us.

Our common stock is at potential risk for delisting from The NASDAQ Global Market.  If it is delisted, our stock price and the liquidity of our common stock may be impacted.

On July 25, 2008, we received a letter from The NASDAQ Stock Market (“NASDAQ”) indicating that the NASDAQ Staff lacks assurance that we have a sustainable on-going business and therefore MathStar may be deemed to be a “public shell.”  In the determination of NASDAQ, this could raise potential public interest concerns under Marketplace Rule 4300.  Marketplace Rule 4300 provides NASDAQ with discretionary authority to apply more stringent criteria for continued listing and terminate the inclusion of particular securities based on any event that occurs that makes inclusion of the securities in NASDAQ inadvisable or unwarranted, even though the securities meet all enumerated criteria for continued inclusion in NASDAQ, or because NASDAQ deems it necessary to protect investors and the public interest.

At this time, NASDAQ has not made a finding that MathStar is a “public shell” and thus should be delisted from The NASDAQ Global Market but has only requested information from MathStar. As requested by NASDAQ, we provided NASDAQ with the information on August 8, 2008.

If we receive a notification from NASDAQ that our common stock will be delisted from The NASDAQ Global Market under Marketplace Rule 4300 because MathStar is a public shell, it is our present intent to request an appeal of that determination or relief from that determination until we can complete a merger or other similar transaction.

If we receive a notification from NASDAQ that our common stock will be delisted from The NASDAQ Global Market and our appeal of that determination is not successful or NASDAQ does not grant us relief from that determination and our common stock is delisted, our stock price and the liquidity of our common stock would be adversely impacted as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

On May 22, 2008, at our Annual Meeting of Stockholders, the stockholders voted on three proposals.  The vote on each of those proposals is described below.

Proposal No. 1

The following incumbent directors were re-elected to our Board of Directors by the following votes:

Nominee	For	Withheld/Against	Broker Non-Votes

Douglas M. Pihl	39,616,061	884,326	—
Benno G. Sand	39,799,700	700,687	—
Merrill A. McPeak	39,660,202	840,185	—
Morris Goodwin, Jr.	39,889,852	610,535	—
Michael O. Maerz	39,881,352	619,035	—

Proposal No. 2

The stockholders approved amending the MathStar, Inc. 2004 Amended and Restated Long-Term Incentive Plan as described in the proxy statement for the Annual Meeting by the following vote:

For	Against	Withheld	Broker Non-Votes

12,625,600	4,023,792	159,136	22,730,328

Proposal No. 3

The stockholders approved an amendment to our Certificate of Incorporation to accomplish a one-for-five reverse stock split of shares of our common stock by the following vote:

For	Against	Withheld	Broker Non-Votes

36,475,654	3,865,597	159,156	—

Proposal No. 4

The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm by the following vote:

For	Against	Withheld	Broker Non-Votes

40,049,540	358,624	92,223	—

None.

Item 5.    Other Information

 As we announced in our Current Report on Form 8-K filed on May 27, 2008 with the Securities and Exchange Commission, on May 20, 2008, we committed to a plan to discontinue our field programmable object array (FPOA) chip development and our board-level systems development businesses and to curtail our operations.  As a result of this plan, we may become or may be considered to be an investment company under the Investment Company Act of 1940 (the “1940 Act”).  We believe that if MathStar is an investment company, it is a transient investment company meeting the exception from registration provided by Rule 3b-2 under the 1940 Act.  We are not, and do not intend to, primarily engage in the business of investing, reinvesting, owning, holding or trading in securities.

Item 6.    Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MathStar, Inc.
(Registrant)

Date: August 11, 2008	By:	/s/ Douglas M. Pihl
Douglas M. Pihl
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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