Form 10-Q
period 2008-09-30
MATHSTAR INC
filed 2008-11-07
CIK 1118037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission files number 000-51560

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at September 30, 2008
Common stock, $0.01 par value	9,181,497

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)

	December 31, 2007	September 30, 2008

Assets
Current assets
Cash and cash equivalents	$4,339	$6,824
Restricted cash	107	—
Investments in marketable securities – short term	22,200	7,942
Accounts receivable	271	130
Inventory	623	—
Prepaid expenses and other current assets	1,326	221
Total current assets	28,866	15,117
Property and equipment, net	557	76
Investments in marketable securities – long term	2,599	799
Other assets	435	25
Total assets	$32,457	$16,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$930	$26
Deferred revenue	162	—
Accrued expenses	1,416	536
Total current liabilities	2,508	562
Other long term liabilities	453	302
Total liabilities	2,961	864

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 18,000 shares authorized; 9,181 shares issued and outstanding at December 31, 2007 and September 30, 2008	459	92
Additional paid-in capital	155,539	155,909
Accumulated deficit	(126,502)	(140,819)
Accumulated other comprehensive loss	—	(29)
Total stockholders’ equity	29,496	15,153

Total liabilities and stockholders’ equity	$32,457	$16,017

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Revenue	$63	$80	$275	$360
Cost of sales	58	—	181	1,195
Gross profit (loss)	5	80	94	(835)
Operating expenses:
Research and development	2,655	165	8,387	7,259
Selling, general and administrative	2,164	666	6,733	4,228

Restructuring and impairment charges	—	17	—	2,618
	4,819	848	15,120	14,105
Operating loss	(4,814)	(768)	(15,026)	(14,940)
Interest income	426	132	652	622
Other income, net	(5)	(25)	(21)	1
Net loss	$(4,393)	$(661)	$(14,395)	$(14,317)

Basic and diluted loss per share from continuing operations	$(0.48)	$(0.07)	$(2.37)	$(1.56)

Weighted average basic and diluted shares outstanding	9,181	9,181	6,081	9,181

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2008

Cash flows from operating activities
Net loss	$(14,395)	$(14,317)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	133	155
Loss on asset disposal	5	58
Asset impairment charges		1,006
Amortization of discount on held-to-maturity securities		63
Loss on sale of available-for-sale securities		7
Non-cash changes in inventory		734
Stock-based compensation	83	3
Restructuring charges		563
Gain on sale of marketable securities		(42)
Foreign currency remeasurement	11	(17)
Change in operating assets and liabilities
Accounts receivable	(130)	141
Inventory	(92)	(111)
Prepaid expenses and other assets	542	803
Accounts payable	(1,381)	(904)
Deferred revenue	162	(162)
Accrued expenses	4	(1,570)
Net cash used in operating activities	(15,058)	(13,590)

Cash flows from investing activities
Purchase of property and equipment	(69)	(50)
Proceeds from sale of equipment		23
Purchase of capitalized application software	(292)
Proceeds from sale of held-to-maturity securities		17,158
Proceeds from sale of available-for-sale securities		4,460
Purchase of held-to-maturity securities	(19,684)	(2,931)
Purchase of available-for-sale securities		(2,685)
Restricted cash	(3)	107
Net cash used in investing activities	(20,048)	16,082

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	36,473
Proceeds from exercise of warrants, net of costs	21	—
Proceeds from exercise of stock options	9	—
Net cash provided by financing activities	36,503	—
Effect of exchange rate changes on cash	(5)	(7)
Net decrease in cash and cash equivalents	1,392	2,485
Cash and cash equivalents
Beginning of period	12,891	4,339
End of period	$14,283	$6,824

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2008, sales did not materialize as expected, and development of the next generation of FPOA fell even further behind schedule. As a result, on May 20, 2008, the Board of Directors voted to suspend research and development activities and ongoing operations while analyzing strategic alternatives to protect the value to the stockholders. The Board of Directors continues to explore these strategic alternatives, which could include merger, acquisition, increasing operations in another structure or liquidation. MathStar has engaged a third party investment  banking firm to explore the sale of intellectual property and patents.

The Company’s stockholders approved a one-for-five reverse stock split, effective May 23, 2008. The accompanying financial statements and related notes give retrospective effect to this split on recorded share amounts and earnings per share information.

On October 15, 2008, the Company received a letter from The NASDAQ Stock Market (“Nasdaq”) which stated that based on Nasdaq staff’s review of MathStar, and pursuant to Marketplace Rule 4300, Nasdaq staff believes that MathStar is a “public shell” and as such no longer meets Nasdaq’s listing requirements.  Accordingly, Nasdaq indicated in the letter that trading of MathStar’s common stock on The Nasdaq Global Market would be suspended at the opening of business on October 23, 2008. MathStar elected not to appeal the decision and has been delisted from The NASDAQ Global Market.

2.             Restructuring and Impairment Charges

During the three months ended June 30, 2008, the Company announced a curtailment of operations as it evaluated strategic alternatives to preserve shareholder value.  This decision resulted in restructuring and impairment charges of $3,500 for the nine months ended September 30, 2008.  Management determined that it was highly likely that certain operational assets would not be used and no alternatives existed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” issued by the Financial Accounting Standards Board (“FASB”), these assets were deemed to be impaired and either held-for-sale or abandoned and written down to their fair market value.  A plan to locate potential buyers was put in place for their disposal, and no further depreciation expense will be charged to the Company’s operating activity. In addition, the Company evaluated assets that were not abandoned or held-for-sale and determined that the estimated useful lives of these assets should be shortened. Accordingly, higher depreciation expense has been incurred since May 20, 2008. As well, in accordance with SFAS No. 146 issued by the FASB, “Accounting for Costs Associated with Exit or Disposal Activities”, certain one-time charges relating to severance to terminated employees, and fees associated with early contract terminations no longer used and giving economic benefit to the Company, were recorded. As the liabilities for these charges are settled, payment will be made against the liability, and there will not be any further impact on the Company’s operating results.

During the quarter ended September 30, 2008, the Company ceased all operations in Minnesota and is no longer utilizing the facility covered under a non-cancellable lease arrangement. MathStar recognized a restructuring charge of $17 for the potential liability of this lease.

Management believes that no further charges will be incurred for this activity, except for potential termination of non-cancelable lease liabilities for the Hillsboro, Oregon facility, which will depend on the strategic direction chosen by the Company. The amount of the potential lease termination liability will not be known until the strategic direction is identified. Below is the detail of restructuring and impairment charges.

Nine Months Ended September 30, 2008
Inventory abandoned	$349
Increase in excess and obsolete reserve	533
Charged to cost of sales	882

Severance	1,506
Fair market adjustment of assets held-for-sale	328
Contract termination	57
Assets abandoned	727
Charged to operating expenses as restructuring and impairment charges	2,618

Total charges for restructuring and impairment	$3,500

Severance expense of $1,506 impacted approximately 75 employees, which accounted for a majority of the Company’s workforce.  The following is a rollforward of the restructuring liability for the nine months ended September 30, 2008.

Restructuring Liability
Liability as of March 31, 2008	$—
Additions	1,506
Payments	943
Liability as of June 30, 2008	$563
Additions	17
Payments	568
Liability as of September 30, 2008	$12

Management believes that no further charges will be incurred for this activity, except for the potential termination of the non-cancellable lease for the Hillsboro facility. The lease for the facility extends through August 31, 2011 and the annual lease payments amount to $326,000. The amount of the potential termination liability will not be known until we discontinue utilizing the facility.

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

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active.

 The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value, although we expanded the disclosure requirements to comply with SFAS No. 157.  The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

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

In February 2007, the FASB issued SFAS No. 159, “The fair value option for Financial Assets and Liabilities—including Amendment of FAS No. 115”. SFAS No. 159 gives companies the option of recording certain financial assets and liabilities at fair value. SFAS No. 159 was effective for the Company commencing January 1, 2008. The Company’s adoption of SFAS No. 159 did not have an impact on its financial statements, as the Company did not elect to record eligible items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  These standards aim to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS No. 141(R) and SFAS No. 160 apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008.  The Company does not expect the provisions of SFAS No. 141(R) and SFAS No. 160 will have an effect on its consolidated financial position and results of operations.

4.     Stock-Based Compensation

MathStar has issued options as a means to incent potential employees to join and retain certain existing employees.  The Company accounts for options granted under SFAS No. 123R (revised 2004), “Share-Based Payment,” utilizing the Black-Scholes pricing model.  The table below discloses option activity during the nine months ended September 30, 2008 and the total options outstanding as of September 30, 2008, as adjusted for the one-for-five reverse stock split effective on May 23, 2008.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in	Exercise	Term	(in
Options	thousands)	Price	(in years)	thousands)
Outstanding at December 31, 2007	670	$18.15	8.01	$
Granted	26	2.58
Exercised	—	—
Forfeited or expired	(596)	16.74	7.97

Outstanding at September 30, 2008	100	$22.37	5.77	$

Exercisable at September 30, 2008	72	$25.26	4.81	$0

For the first nine months of 2008, the Company recorded a net non-cash expense of $3 resulting from expenses incurred for two remaining employees and the members of the Board of Directors less recaptured  expenses on forfeited unvested options of terminated employees.  In the first nine months of 2007, the Company had $83 in non-cash stock-based compensation expense.

5.     Selected Balance Sheet Information

Restricted Cash

The Company had pledged cash as collateral to secure the balances on Company issued credit cards. The Company could not use the restricted cash in the normal course of business until the credit cards were cancelled or the bank released the funds. During the three months ended September 30, 2008, all Company issued credit cards were cancelled, and the bank released the restricted funds.

Investment Securities

	December 31, 2007	September 30, 2008
Short-term
Available-for-sale	$	$
Municipal securities	2,605
Auction preferred securities
Held-to-maturity
Government securities	19,595	5,403
Corporate bonds and notes		2,539
Total short-term investments	22,200	7,942

Long-term
Available-for-sale
Municipal securities
Auction preferred securities		799
Held-to-maturity
Government securities
Corporate bonds and notes	2,599
Total long-term investments	2,599	799

Total investments	$24,799	$8,741

Investments classified as held-to-maturity have timed maturities to meet forecasted cash needs, which range from October 2008 to February 2009 and are reported at amortized cost, as the Company has the ability and intent to hold these securities to maturity. Amortized cost approximates fair value for held-to-maturity investments. Investments with maturities beyond one year are classified as long-term investment securities.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/08	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$799	—	—	$799
Total	$799	—	—	$799

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

At September 30, 2008, there was insufficient observable APS market information available to determine the fair value of the Company’s investments in APS. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Despite the failed auctions, the Company’s APS continue to be highly rated by the rating agencies.  Of the original $2,680 in APS purchased, $1,850 was redeemed on May 27, 2008 at face value.   Based upon these factors, the Company adjusted the September 30, 2008 carrying value of these securities downward to fair value by the amount of $29. The entire adjustment amount, which resulted from the limited liquidity of those investments, was considered temporary and was recorded in other comprehensive income. The APS underlying this temporary adjustment amount were classified as non-current as of September 30, 2008 due to the unknown redemption date by the issuer or liquidation by the seller of the security. These funds are not required to meet the Company’s current operating activities or to satisfy its outstanding liabilities.

As further required by SFAS No. 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation at September 30, 2008.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Auction Preferred Securities
Beginning balance as of December 31, 2007	$0
Total gains or losses realized/unrealized included in earnings/included in comprehensive loss	(29)
Purchases, issuance and settlements	828
Ending balance as of September 30, 2008	$799

Inventory

	December 31, 2007	September 30, 2008
Raw materials and sub assemblies	$113	$0
Finished goods	717	543
	$830	$543
Less: reserve for excess and obsolete inventory	(207)	(543)
Total inventory, net	$623	$0

Prepaid and Other Current Assets

	December 31, 2007	September 30, 2008
Design licenses (short term)	$729	$—
Interest receivable	307	129
Prepaid insurance	189	26
Prepaid rent	33	27
Other	68	39
Total prepaid and other current assets	$1,326	$221

Property and Equipment

	December 31, 2007	September 30, 2008
Computer equipment	$144	$50
Purchased software	533	91
Equipment	207	—
Furniture and fixtures	387	198
	$1,271	$339
Less: Accumulated depreciation	(714)	(263)
Total property and equipment, net	$557	$76

Depreciation expense was $43 and $44 for the three months ended September 30, 2007 and 2008, respectively, and $123 and $146 for the nine months ended September 30, 2007 and 2008, respectively.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, assets that are no longer used in operations and held for sale should be written down to the expected fair market value and depreciation ceased as of the determination date. The depreciation of assets remaining in service was accelerated and the assets will be fully depreciated in October 2008.

Other Assets

	December 31, 2007	September 30, 2008
Deposits	$36	$25
Design licenses (long-term)	347	—
Capitalized intellectual property, net of accumulated amortization of $12 and $0 as of December 31, 2007 and September 30, 2008, respectively	52	—
Total other assets	$435	$25

Amortization expense associated with capitalized application software was $5 and $0 for the three months ended September 30, 2007 and 2008, respectively, and $7 and $9 for the nine months ended September 30, 2007 and 2008, respectively.

Accrued Expenses

	December 31, 2007	September 30, 2008

Accrued rent	$48	$48
Accrued compensation	702	—
Accrued professional fees	161	135
Accrued license contracts	389	334
Accrued restructuring charges	—	12
Other	116	7
Total accrued expenses	$1,416	$536

Comprehensive Income

	Nine Months Ended September 30,
	2007	2008
Net loss	$(14,395)	$(14,317)
Unrealized loss on marketable securities	—	(29)
Comprehensive loss	$(14,395)	$(14,346)

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in our Annual Report on Form 10-K filed on March 14, 2008, as updated in our Quarterly Report on Form 10-Q filed on August 11, 2008 and in this Quarterly Report.

Business Overview

During 2008, sales of our field programmable object array, or FPOA, did not materialize as expected, and development of the next generation of FPOA fell even further behind schedule. As a result, on May 20, 2008, the Board of Directors voted to suspend research and development activities and ongoing operations while analyzing strategic alternatives to protect the remaining value and increase the liquidity to the stockholders. The Board of Directors continues to explore these strategic alternatives, which could include merger, acquisition, increasing operations in another structure or liquidation.

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There were no changes in critical accounting policies in the three months ended September 30, 2008.

Results of Operations

Three Months Ended September 30, 2007 and 2008

Revenue. For the three months ended September 30, 2008, we generated revenue of $80,000 compared to $63,000 for the same period last year. Revenue for the three months ended September 30, 2008 was from the sale of FPOA chips left in our inventory. Revenue for the three months ended September 30, 2007 was from the sale of development systems and licenses of $32,000, and licensed software and non-recurring engineering (NRE) fees of $31,000. Although we have suspended operations and established reserves for all unsold production chips in inventory, we are still working with active customers and process orders as requested.

Cost of Sales. Cost of sales for the three months ended September 30, 2008 and 2007 were $0 and $58,000, respectively. As the value of inventory was previously written down, no cost of sales were associated with sales in the third quarter of 2008. The cost of sales for the three months ended September 30, 2007 consisted of production costs of development systems and license fees of $31,000, external costs of engineering services and application intellectual property (IP) of $14,000, and other costs of $13,000.

Research and Development. During the three months ended September 30, 2008, research and development expenses were essentially terminated which resulted in a $2,490,000 or 94% decrease in research and development expenses to $165,000 for the three months ended September 30, 2008 from $2,655,000 for the three months ended September 30, 2007.

The research and development expenses incurred during the three months ended September 30, 2008 included $99,000 in employee related expenses, $56,000 for outside services and consulting, and $10,000 in other costs for the completion of the design documentation phases of current chip development. The research and development expenses for the three months ended September 30, 2007 included $1,509,000 in employee related expenses, $771,000 in outside services and consulting, $209,000 in design tool expenses, $37,000 in engineering tools, $26,000 in travel and $103,000 in infrastructure and other charges used in the development phase of the FPOA chip design development.

Selling, General and Administrative.  For the three months ended September 30, 2008, selling, general and administrative expenses decreased $1,498,000 or 69% to $666,000, compared to $2,164,000 for the three months ended September 30, 2007. The decrease was primarily the result of reduced employee related expenses of $1,211,000, travel expenses of $128,000, outside service and professional services of $118,000, and infrastructure and other charges of $41,000.  Our selling, general and administrative infrastructure is reduced to key individuals necessary to sustain the corporate structure and activities and plan our strategic direction.

Restructuring and Impairment Charges: For the three months ended September 30, 2008, we recorded restructuring and impairment charges of $17,000. These charges consisted of future rent payments for the Minnesota facility covered under a non-cancellable lease agreement which is no longer being utilized. These payments will be made upon a settlement for the early termination of the lease or as payments are due over the remaining lease term.

Restructuring Liability
Liability as of June 30, 2008	$563,000
Additions	17,000
Payments	568,000
Liability as of September 30, 2008	$12,000

Other Income (Expense). For the three months ended September 30, 2008, other income decreased by $314,000 or 75% to $107,000 compared to $421,000 for the three months ended September 30, 2007. The decrease was the result of $294,000 less interest income earned on lower investment balances and a combined loss on foreign currency translation and loss on asset sale of $20,000.

Nine Months Ended September 30, 2007 and 2008

Revenue. For the nine months ended September 30, 2008, we generated revenue of $360,000 compared to $275,000 for the same period last year. Revenue for the nine months ended September 30, 2008 was from the sale of production FPOA chips of $356,000 and development products of $4,000. Revenue for the nine months ended September 30, 2007 was from the sale of production FPOA chips of $16,000, evaluation systems and licenses of $140,000 and software license fees and NRE fees of $119,000.   Although we have curtailed operations and established reserves for all unsold production chips in inventory, we are still working with active customers and process orders as requested.

Cost of Sales. Cost of sales for the nine months ended September 30, 2008 and 2007 were $1,195,000 and $181,000, respectively. Cost of sales for the nine months ended September 30, 2008 include product costs of $36,000, a non-cash charge of $734,000 for excess and obsolete inventory, scrap costs associated with tool licenses and raw material write-offs of $370,000, and other costs of $55,000.  Costs of sales for the nine months ended September 30, 2007 were from manufacturing costs of the chips of $1,000, evaluation systems and license fees of $87,000, the cost of the third party software licenses and subcontracted NRE services of $39,000, and other costs of $54,000.

Research and Development. For the nine months ended September 30, 2008, research and development expenses decreased $1,128,000 or 13% to $7,259,000 from $8,387,000 for the nine months ended September 30, 2007. The decrease is the result of lower employee related expenses of $1,382,000, consulting and contractor expense of $639,000, development tool expense of $41,000, travel of $53,000, building and equipment rent of $317,000 and other charges of $203,000.   The decrease was partially offset by increases in application IP expense of $515,000 and NRE charges paid to outside firms for development of the next chip design of $992,000. Research and development activities now have been completed, and all associated costs have been eliminated.

Selling, General and Administrative.  For the nine months ended September 30, 2008, selling, general and administrative expenses decreased $2,505,000 or 37% to $4,228,000, compared to $6,733,000 for the nine months ended September 30, 2007. The decrease was primarily the result of reduced  employee related expenses of $1,716,000,  advertising costs of $51,000, the costs of consulting and outside services of $185,000, travel expenses of $203,000, insurance costs of $37,000, and infrastructure and other charges of $313,000.  Our selling, general and administrative infrastructure is reduced to two key individuals and support contractors necessary to sustain the Company’s corporate structure and plan its strategic direction.

Restructuring and Impairment Charges: For the nine months ended September 30, 2008, we recorded restructuring and impairment charges of $2,618,000.   See further discussion of these restructuring and impairment charges above in Note 2.

Other Income (Expense). For the nine months ended September 30, 2008, other income decreased by $8,000 or 1% to $623,000 compared to $631,000 for the nine months ended September 30, 2007. The decrease was the result of $30,000 less in interest income on lower investment balances and a $22,000 improvement on foreign currency translation.

Liquidity and Capital Resources

In response to the Board of Director’s decision to suspend operations and evaluate our strategic alternatives, staff was reduced to two key individuals and support contractors needed to sustain the Company’s corporate structure and activities and plan its strategic direction. We have sufficient cash and investments to satisfy all outstanding obligations and to initiate actions based on the strategic direction when determined by the Board of Directors.

In January 2008, we purchased $2.6 million of investments comprised of auction preferred securities (APS). All of our APS are AAA rated by one of the major credit rating agencies.  Since mid-February 2008, we have experience failed auctions for our entire APS portfolio, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an auction failure, the interest rates on the APS do not reset at a market rate but instead reset based on a formula contained in the APS, which generally is higher than the current market rate. The issuer of the APS redeemed $1.85 million of the securities on May 27, 2008 and is actively putting a plan in place to redeem the remainder. Our APS were purchased through UBS Financial Services. On August 8, 2008, UBS announced that it reached a settlement with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other regulatory agencies to restore liquidity to holders of APS.  We do not currently need these funds to satisfy outstanding obligations or meet short-term operating requirements.

We classified our APS as available-for-sale, which resulted in the $29,000 adjustment to the carrying value of our APS to mark them to fair value, which was recorded in other comprehensive loss. If uncertainties in the credit and capital markets continue, if the credit worthiness of the issuer deteriorates, if UBS does not comply with the settlement provisions or if we no longer have the ability to hold these investments, we may be required to recognize impairment charges or additional unrealized losses on our APS holdings or a loss on their disposition.

Net Cash Used in Operating Activities

Net cash used in operating activities was $13,590,000 and $15,058,000 for the nine months ended September 30, 2008 and 2007, respectively. Net cash used for operating activities for the nine months ended September 30, 2008 was to pay for the completion of the design of our next generation of FPOA chip, pay our selling, general and administrative costs, pay severance payments to employees whose employment was terminated, fund contract termination expenses and maintain the corporate shell until completion of the strategic transaction. Net cash used for the nine months ended September 30, 2007 was to fund chip development, fund the promotion of current products and pay general and administrative costs.

Net Cash Provided (Used) by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2008 was $16,082,000. Cash used in investing activities for the nine months ended September 30, 2007 was $20,048,000. Net cash provided by investing activities for the nine months ended September 30, 2008 was from the proceeds from the sale of investments of $16,002,000, $23,000 from the sale of equipment, $50,000 used to purchase capital equipment and $107,000 in the decrease of restricted cash. Net cash used in the nine months ended September 30, 2007 was for the purchase of held-to-maturity securities of $19,684,000, $292,000 for the purchase of capitalized intellectual property, $69,000 for the purchase of equipment, and $3,000 for the increase of restricted cash.

Net Cash Provided by Financing Activities

There were no financing activities for the nine months ended September 30, 2008.  Net cash provided by financing activities was $36,503,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, the cash provided by financing activities was from proceeds from the exercise of options and warrants of $30,000 and $36,473,000 from the issuance of common stock, net of offering costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash equivalents and investments. We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks. Our investments were matched to forecasted cash needs such that investments will not be sold prior to maturity and expose us to losses due to interest rate changes.  Included in our investments are APS. The APS auctions have historically provided a liquid market for these securities, as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the APS held by us have experienced failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders, making the liquidity of the securities questionable. Despite the failed auctions, our APS continue to be highly rated by the rating agencies. We believe we will have full redemption of all APS at par. If all APS are not redeemed, it could have a negative effect on the liquidity of our funds available for strategic alternatives.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the fiscal period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Because of the change in MathStar’s business strategy and the termination of substantially all of its employees, its internal control over financial reporting for the quarter ended September 30, 2008 has been materially affected. MathStar’s two contract employees and its Chief Accounting Officer enable it to maintain appropriate internal control over financial reporting.  In addition, MathStar’s Chief Executive Officer and Chief Financial Officer reviews and approves all of its financial statements. MathStar believes there are controls in place to ensure safeguarding of Company assets and transactions are approved, processed and recorded properly. Management has concluded that MathStar’s two contract employees, its Chief Accounting Officer, and its Chief Executive Officer and Chief Financial Officer are able to maintain effective internal control over financial reporting within established guidelines of the Securities and Exchange Commission (SEC).

Part II

Other Information

Item 1.   Legal Proceedings

We are currently not a party to any legal proceedings.

Item 1A.   Risk Factors

There are many factors that may affect our future operating results and financial condition. Some of these risk factors are described in the section entitled “Risk Factors” beginning on page 4 of our Annual Report on Form 10-K filed with the SEC on March 14, 2008 (“2007 Form 10-K”), as updated in the section entitled “Risk Factors” on page 13 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008 (“2008 second Quarter Form 10-Q”) and in this Quarterly Report on Form 10-Q. Other information included in this Quarterly Report on Form 10-Q also should be carefully considered. The risks and uncertainties described in our 2007 Form 10-K, our 2008 Second Quarter Form 10-Q and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations and financial condition. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

The following updates the section entitled “Risk Factors” included in our 2007 Form 10-K, as updated in our 2008 Second Quarter Form 10-Q:

As of September 30, 2008, we had $828,000 invested in auction preferred securities (APS).  Since mid-February 2008, the auctions for these APS have been failing, which adversely affects their liquidity.  If we must record impairment charges on the recorded value of these APS, recognize additional unrealized losses, or recognize a loss on the disposition of our APS, our financial condition would be adversely affected.

In January 2008, we purchased $2.68 million of investments comprised of APS.  All of our APS are AAA rated by one of the major credit rating agencies.  Since mid-February 2008, we have experienced failed auctions for our entire APS portfolio, resulting in our inability to sell these securities.  A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an auction failure, the interest rates on the APS do not reset at a market rate but instead reset based on a formula contained in the APS, which generally is higher than the current market rate.  The issuer of the APS redeemed $1.85 million of the securities on May 27, 2008 at face value and is actively putting a plan in place to redeem the remainder.  Our APS were purchased through UBS Financial Services. On August 8, 2008, UBS announced that it reached a settlement with the New York Attorney General, the Massachusetts Securities Division, the SEC and other regulatory agencies to restore liquidity to holders of APS. We do not need these funds to satisfy outstanding obligations or meet short-term operating requirements.

We classified our APS as available-for-sale, which resulted in a $29,000 adjustment to the carrying value of our APS to mark them to fair value, which was recorded in other comprehensive loss.  If uncertainties in the credit and capital markets continue, if the credit worthiness of the issuer deteriorates, UBS does not restore liquidity, or if we no longer have the ability to hold these investments, we may be required to recognize impairment charges or additional unrealized losses on our APS or a loss on their disposition.

We are currently considering various strategic alternatives and may not be able to complete the one we decide to pursue, whose failure could result in increased expenses and/or a delay in finally completing the selected strategy, or pursuing and completing another alternative.

On May 20, 2008, the Board of Directors voted to curtail research and development activities and ongoing operations while analyzing alternatives to protect the value to the stockholders. Alternatives could include merger, acquisition, increasing operations in another structure or liquidation. We may select a strategic alternative that we may not be able to complete for various reasons, including a decision of our principal stockholders not to approve such alternative, our inability to obtain regulatory approval, actions, including but not limited to, the inability of other companies to secure adequate financing or possible litigation involving the selected alternative or other matters. The inability to complete a selected alternative may adversely affect us or limit other strategic alternatives still available to us, including adversely affecting our financial results, or deterring other companies from entering into a merger or acquisition with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

On October 15, 2008, the Company received a letter from The NASDAQ Stock Market (“Nasdaq”) which stated that based on Nasdaq staff’s review of MathStar, and pursuant to Marketplace Rule 4300, Nasdaq staff believes that MathStar is a “public shell” and as such no longer meets Nasdaq’s listing requirements.  Accordingly, Nasdaq indicated in the letter that trading of MathStar’s common stock on The Nasdaq Global Market would be suspended at the opening of business on October 23, 2008 unless MathStar requested an appeal of the determination on or before October 21, 2008, which request would stay the suspension of MathStar’s common stock.  MathStar does not intend to request an appeal of Nasdaq’s decision to delist its securities under Marketplace Rule 4300.  On November 4, 2008, the Company received notice from Nasdaq that Nasdaq intends to file a Form 25 with the Securities and Exchange Commission, which filing will remove the Company’s common stock from listing and registration on The Nasdaq Global Market.  The delisting will become effective ten days after the filing of the Form 25.  As a result of delisting, MathStar’s common stock will no longer be eligible for quotation on Nasdaq, thereby reducing the liquidity of its common stock; however, MathStar’s common stock may be eligible for quotation on the Pink Sheets by broker-dealers or for quotation on the OTC Bulletin Board. At this time, MathStar’s common stock is quoted on the Pink Sheets. While MathStar’s common stock is currently eligible for quotation on the Pink Sheets by broker-dealers, MathStar cannot provide assurances that any broker will continue to make a market in MathStar’s common stock.

Item 6.   Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MathStar, Inc.
(Registrant)

Date: November 7, 2008	By:	/s/ Douglas M. Pihl
Douglas M. Pihl
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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