Form 10-K
period 2008-12-31
MATHSTAR INC
filed 2009-03-31
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Securities registered pursuant to Section 12(b) of the Act: None.

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer"," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 30, 2008 as reported on The NASDAQ Global Market, was $12 million. Shares of common stock held by each officer, director and holders of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2009
Common Stock, $0.01 par value per share	9,181,497 shares

2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

Our Business

        We are a company that designed, developed and marketed a new class of semiconductor integrated circuit, or chip, we call field programmable object arrays, or FPOAs. Our primary focus during 2007 was to gain broad acceptance of our FPOA technology and generate revenue from sales of our current products. As well, we continued to invest in research and development activities to expand our FPOA technology and products available for sale. Although we believe our FPOA technology offers customers a distinct advantage over FPGAs in certain applications and is less expensive and faster to develop than ASIC chips, the market was slow to accept our technology at commercial levels. On May 20, 2008, our Board of Directors voted to suspend research and development activities. During the three months ended June 30, 2008, we announced a curtailment of operations as our Board evaluated strategic alternatives. Strategic alternatives that are being evaluated by our Board of Directors and management include, but are not limited to, restarting the company; merging with or acquiring another company, including or excluding our intellectual property (IP); increasing operations in another structure; or liquidation. The primary criteria for determining the strategic alternative is to maximize shareholder value, which may or may not include the use of the accumulated net operating losses (NOL). Although we have curtailed operations, we have met all financial obligations with vendors, key suppliers, and strategic partners. We have engaged a third party investment banking firm to explore the sale of intellectual property and patents and potential merger and acquisition alternatives.

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

        Currently, two of the most common methods used to design logic devices are the application-specific integrated circuit method, or ASIC, and the programmable logic device method, or PLD. The field programmable gate array, or FPGA, is a segment of the PLD market. ASICs are designed by the end customer with fixed functions for a single application and cannot be reprogrammed. The primary advantages of using ASIC technology are low per unit cost and high performance. The primary disadvantages of using ASICs are their high up-front development costs, long time-to-market and inability to change the chip's function as applications and algorithms change. An algorithm is a finite set of well-defined instructions for accomplishing a task and can be implemented by computer programs. In contrast to ASICs, FPGAs, purchased off-the-shelf, are programmed by the customer and can be used in a wide range of applications. This inherent flexibility of FPGAs provides the advantages of design change simplicity, shorter time-to-market, lower up-front development cost and longer time-in-market. The primary disadvantages of using FPGAs are their lower performance and higher per unit cost as compared to ASICs. We believe these disadvantages limit the applications that can be effectively served by the FPGA architecture. We introduced a new chip architecture that combines the cost and performance advantages of ASICs with the reprogrammability of FPGAs.

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

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Although the Company has incurred recurring losses and negative cash flows from operations, we have met all financial obligations with vendors, key suppliers, and strategic partners both prior and subsequent to curtailing operations. We have sufficient cash and investments to meet all known obligations as well as projected expenditures for the next twelve months at current spending levels. However, since we have not committed to any of the strategic alternatives being evaluated, we cannot predict our long-term cash needs or ultimate cash requirements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Markets

        We targeted our FPOA technology at market applications that require chips combining high-speed performance, in-field programmability, low per unit price and rapid time-to-market. Because the FPOA chip is new, there is limited independent research available on the market size for FPOAs. We competed with FPGAs, ASICs and some types of digital signal processors, or DSPs. DSPs are high-speed single chip microprocessors designed to perform mathematically-intensive digital signal processing computational tasks. Most of our early design wins were with customers in the high definition video, machine vision and military/aerospace markets. We believed the machine vision, test and measurement, high definition video, medical imaging, high performance imaging, security and surveillance, military/defense and aerospace, digital signal processing and cellular wireless base stations markets have the characteristics that could have made them suited to take advantage of the FPOA architecture.

        Our revenue of $536,000 for the year ended December 31, 2008 was concentrated with two major customers. We had revenue from sales to Zenith/LG of $400,000, representing 75% of our total revenue, and revenue from sales to Adaptive Microware of $50,000, representing 9% of our total revenue. Sales to other customers totaled $86,000, representing 16% of our revenue. Our revenue of $588,000 for the year ended December 31, 2007 was concentrated with two major customers. We had revenue from sales to Zenith/LG of $301,000 representing 51% of our total revenue and revenue from sales to Adaptive Microware of $97,000, representing 17% of our total revenue.

Our Business Strategy

        Prior to the curtailment of operations in 2008, our goal was to achieve rapid adoption of the FPOA in commercial applications. To achieve this goal, we used a sales representative model as well as developing system-level solutions for key high volume customers that were to demonstrate our superior technology as well as accelerating their time to market. We had contracted with sales representatives to cover the 22 territories in North America and had contracted with four foreign sales representatives (England, France, Germany and Israel). As part of the curtailment of operations, all contracts with sales representatives were terminated. Our current goal is to explore strategic alternatives that will maximize shareholder value.

        In 2007, MathStar rolled out its certified design center plan, giving customers additional trained resources in FPOA technology and development. These design centers assisted customers who wanted the value associated with an FPOA design but wanted a solution at a higher level of integration—either a complete software, board or system-level solution without the infrastructure burden of retraining their existing employees. In addition to chip development, MathStar developed a number of application algorithms for sale to customers, the purpose of which was to ease the transition to FPOA technology and accelerate their time to market for initial products.

        Prior to September 2008, we had a business development agreement with Mentor Graphics Corporation to incorporate our physical layer design tools into the Visual Elite design tool suite. We and our customers used the resulting design tool suite to program, or map, the customers' intellectual property to our FPOAs. MathStar and Mentor Graphics developed an HDL-based design suite to be used on the next generation of FPOA products, making physical design even easier.

Source of Materials

        Until we curtailed operations in the second quarter of 2008, all of our chip fabrication needs were supplied by independent contractors, and we worked with Taiwan Semiconductor Manufacturing Company, or TSMC, in Taiwan to fabricate the silicon wafers used in our FPOA chips. Should we have demand in excess of inventories, contracts are in place to produce additional chips.

Competition

        The semiconductor industry is highly competitive and characterized by rapid and disruptive technological change, product obsolescence and heightened international competition. Our ability to compete successfully in the industry depended on our ability to develop, manufacture and sell complex semiconductor components and design tools that offer customers greater value and higher performance than solutions offered by competing vendors.

        Significant competitive factors in the semiconductor market include, among others, product features, performance, price, timing of market introductions, effectiveness of sales channels, emergence of new computing and networking standards, quality, reliability and customer support. Our FPOA chips may be used in applications now served by vendors of FPGAs, ASICs and digital signal processors, and we competed against vendors of these products. Most of these competitors, including Xilinx, Inc. and Altera Corporation, have greater technical, financial and marketing resources, well-established market positions, name recognition, broader product lines and longer standing customer relationships than we do. There are multiple manufacturers of communications and digital signal processing semiconductor chips currently planning or offering products that compete with our FPOA chips.

Research and Development

        In 2008, and until we curtailed our operations in the second quarter of 2008, we continued to incur significant research and development costs in the expansion of our FPOA technology with the completion of the design phase of our next generation of chips. In 2008, we also improved our design tools, making it easier for customers to adapt to our FPOA technology and program our chips, and expanded our library of application IP. The amount spent on research and development during 2006, 2007, and 2008 was $14,090,000, $12,447,000 and $7,267,000, respectively.

Employees

        As of December 31, 2008, we had one full-time employee—Douglas M. Pihl, our Chief Executive Officer and Chief Financial Officer. In addition, we had two part-time employees and two contract workers. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and believe our relationships with our employees, past and present, to be good.

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

        In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, references to "MathStar", "we", "us", "our", "our company" and similar references refer to MathStar, Inc. To access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and documents filed with or furnished to the United States Securities and Exchange Commission (the "SEC") and amendments to these reports free of charge, go to the "Corporate" section of our website, then to the "Investor Relations" category, and then to the "SEC Filings" subcategory, where we make such filings available as soon as reasonably practicable after they are filed with or furnished to the SEC. The "Corporate Governance" category of the "Investor Relations" section of our website also contains free copies of the Charters for the Audit Committee, Compensation Committee, and Nominating and Governance Committee of our Board of Directors, as well as our Code of Business Conduct and Ethics, which is our written code of ethics under Section 406 of the Sarbanes-Oxley Act of 2002. Each of the above referenced documents can also be obtained free of charge (other than a reasonable charge for copying exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our investor relations department. The investor relations department's email address is ir@mathstar.com and its mail address is: Investor Relations, MathStar, Inc., 19075 N.W. Tanasbourne Drive, Suite 200, Hillsboro, Oregon 97124.

        You may also obtain copies of our SEC filings on the SEC's website at www.sec.gov or at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Item 1A.    Risk Factors

         We have limited revenue and a history of net losses.

        We had net losses of $22,643,000, $20,365,000 and $14,611,000 for the years ended December 31, 2006, 2007 and 2008, respectively. We had revenues of $53,000, $588,000 and $536,000 for the years ended December 31, 2006, 2007 and 2008, respectively. As of December 31, 2008, we had an accumulated deficit of $141,113,000. We are using the proceeds from our June 2007 public offering and any proceeds we receive upon exercise of outstanding warrants and options to maintain our public company requirements and evaluate strategic alternatives. We will continue to incur losses.

         Our financial results and condition, and any strategic transactions we may enter into, are subject to a number of economic risks due to global adverse business, economic and market conditions.

        As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. These economic developments affect businesses in a number of adverse ways. The current tightening of credit in financial markets adversely affects the ability of customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for products and services as well as impact the ability of customers to make payments. Similarly, this tightening of credit may adversely affect supplier bases and increase the potential for suppliers to experience financial distress or bankruptcy. Global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending and construction activity. Any of these factors could adversely affect any strategic transaction we may enter into. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.

         We are currently considering various strategic alternatives and may not be able to complete the one we decide to pursue, whose failure could result in increased expenses and/or a delay in finally completing the selected strategy, or pursuing and completing another alternative.

        On May 20, 2008, the Board of Directors voted to curtail research and development activities and ongoing operations while analyzing alternatives to protect the value to the stockholders. Alternatives could include restarting the company, merging with or acquiring another company, increasing operations in another structure, or liquidation. We may select a strategic alternative that we may not be able to complete for various reasons, including a decision of our principal stockholders not to approve such alternative; our inability to obtain regulatory approval; the inability to secure adequate financing; or possible litigation involving the selected alternative. The inability to complete a selected alternative may adversely affect us or limit other strategic alternatives still available to us, including by adversely affecting our financial results or our ability to liquidate, or deterring other companies from entering into a merger or acquisition with us.

         We may need additional financing in the future, which may not be available to us on favorable terms or at all. If we need additional financing but do not obtain it when we need it or on terms that are favorable to us, our business would be adversely and materially affected.

        We may need additional financing in the future to finance any strategic transaction. The timing and amount of such additional financing would depend on many factors, including the strategy adopted by the company; the costs of restarting sales and marketing activities; the cost of hiring and training qualified personnel; the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs; the costs of defending any patent or trademark infringement actions brought against us by third parties; and the cost of being a public company because of the disclosure, reporting, financial accounting and other requirements that apply to public companies.

        Additional financing may not be available to us when we need it, or on terms that are favorable to us or at all. If we cannot obtain adequate financing on a timely basis or under terms that are favorable to us, we may be forced to delay or limit aspects of our then-existing business plan, which could have a material adverse effect on our business, revenue, financial condition and results of operations. In addition, we may be required to seek funds from sources that will place limits on our operations and management or that require rights that are superior to those possessed by the holders of our common stock. If we raise additional funds by issuing equity securities, the new equity securities may dilute the average per share price or ownership interests of our stockholders and the rights of the holders of the new equity securities may be more favorable than those of the current holders of our common stock.

         Because our FPOA chips are highly complex, they may contain defects or errors that are detected only after deployment in commercial applications, which would result in increased liability and expense.

        We are currently selling our FPOA chips to our two principal customers—Zenith/LG and Adaptive Microwave. Our FPOA chips are highly complex and may contain defects, errors or failures. After the initial fabrication and packaging of an FPOA chip, we tested their functionality and performance internally. However, because our chips are programmable in the field, they can be fully tested only when deployed and functioning in commercial applications. Consequently, our customers may discover errors after our chips have been deployed. The occurrence of any defects, errors or failures in our FPOA chips could result in the cancellation of orders, product returns, repairs or replacements, diversion of our resources, legal actions by our customers or our customers' end users and other costs and losses to us or to our customers or end users, which would adversely affect our business, revenue, financial condition and results of operations. We have experienced defects in the past and may experience defects in the future. Timing-related defects in our original FPOA design caused a low yield of chips that could operate at a clock speed of one GHz. As a result, we had to manufacture additional chips and sort through the available supply of chips to find those that worked properly, which increased our costs and delayed the marketing of our chips. Because the trend in the semiconductor industry is moving toward even more complex products, this risk probably will intensify over time and may result in increased liability and expenses.

         Our ability to sell or otherwise capitalize on our intellectual property depends on our ability to protect our intellectual property, and it may not be adequately protected.

        Our ability to sell or otherwise capitalize on our intellectual property depends upon our ability to protect our intellectual property. We rely on a combination of United States patents, copyrights, trademarks, trade secret law, employee non-disclosure agreements and work-for-hire and non-disclosure agreements with independent contractors to protect and enforce our intellectual property rights. As of the date of this filing, we have been granted two United States patents: a patent granted in November

2004 expiring in 2024 and a patent granted in February 2006 expiring in 2026. We have six patent applications on file with the United States Patent and Trademark Office, or USPTO. However, filing a patent application does not mean we will be issued a patent or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. In addition, there are a number of factors that could cause our patents to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Also, any common law protection of our intellectual property could be compromised by the fact that we do not have assignment of inventions agreements with some of our former employees.

        We have registered our trademarks MathStar, FPOA and ARRIX with the USPTO. We do not have any trademarks registered outside the United States, nor do we have any trademark applications pending outside the United States. Even though our trademarks are registered with the USPTO, our trademark rights may be challenged. It is also possible our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits. We currently hold one domain name relating to our business, MathStar.com. We may be unable to acquire other relevant domain names in the United States and in other countries where we conduct or may conduct business.

        Our patents and patent applications and copyrights, trademarks, trade secret law, employee non-disclosure agreements and work-for-hire and non-disclosure agreements with independent contractors may not provide meaningful protection from our competitors because the status of any patent and other intellectual property rights involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Our competitors may be able to circumvent our patents and other intellectual property rights or develop new patentable technologies that displace our existing technology. In addition, and despite our efforts to protect our proprietary rights from unauthorized use or disclosure, third parties, including our employees, former employees or consultants, may attempt to disclose, obtain or use our proprietary information or technologies without our authorization. If other companies obtain our proprietary information or technologies or develop substantially equivalent information or technologies, they may develop products that successfully compete against our FPOA chips and FPOA technology.

         Our technology has no patent protection outside of the United States because we have no non-United States patents or patent applications, and we do not currently plan on applying for non-United States patents. This could result in the appropriation of our technology outside of the United States, which could have an adverse effect on our ability to sell or otherwise capitalize on our intellectual property.

        We have no patents outside of the United States, and we do not currently plan on applying for non-United States patents. Thus, our technology does not have patent protection outside of the United States. This could result in the appropriation of our technology outside of the United States, which could have an adverse effect on our ability to sell or otherwise capitalize on our intellectual property. The laws of certain countries in which our FPOA chips are or may be developed, manufactured or sold may not protect our technology and intellectual property rights to the same extent as the laws of the United States. Policing the unauthorized use of our technology is difficult and may result in significant expense to us. Even if we spend significant resources and efforts to protect our intellectual property, there can be no assurance that we will be able to prevent the appropriation of our technology. The appropriation and use by others of our proprietary intellectual property could materially harm our ability to sell or otherwise capitalize on our intellectual property.

         We are at risk of intellectual property infringement claims.

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. If we prosecute infringement claims against third parties who are infringing or illegally using our intellectual property, or if we defend ourselves or our licensees against any similar claims brought by others, it could be costly and time-consuming to us and would divert the attention of management and key personnel from business issues, regardless of the claims' merit. Due to the anticipated costs involved in filing and conducting an infringement action to protect our technology, we may decide not to file such an action, which could result in another party misappropriating our intellectual property. We could also incur substantial costs in interference proceedings declared by the USPTO in connection with any patents or patent applications or opposition proceedings declared by the USPTO in connection with our trademarks.

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

        A third party claiming infringement may be able to obtain an injunction or other equitable relief against us and the use of our technology by us or others, which could prevent or inhibit the sale of our FPOA chips or FPOA technology. If another party bringing a claim of infringement against us prevailed, we or any licensees or purchasers of our FPOA technology may be required to obtain one or more licenses from or pay royalties to third parties, which could entail significant expense. There can be no assurance that we or such licensees or purchasers would be able to obtain from a third party any required license of technology at a reasonable cost or at all, or be able to design commercially acceptable non-infringing alternatives. Our failure or the failure of our licensees or purchasers to obtain such a license or develop such alternatives could have a material adverse effect on our ability to sell or otherwise capitalize on our intellectual property.

         As of December 31, 2008, we had $828,000 invested in auction preferred securities (APS). Since mid-February 2008, the auctions for these APS have been failing, which adversely affects their liquidity. If we must record impairment charges on the recorded value of these APS, recognize additional unrealized losses, or recognize a loss on the disposition of our APS, our financial condition would be adversely affected.

        In January 2008, we purchased $2.6 million of investments comprised of APS. All of our APS are AAA rated by one of the major credit rating agencies. Since mid-February 2008, we have experienced failed auctions for our entire APS portfolio, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates on the APS do not reset at a market rate but instead reset based on a formula contained in the APS, which generally is higher than the current market rate. The issuer of the APS redeemed $1.85 million of the securities on May 27, 2008 at face value and is actively putting a plan in place to redeem the remainder. Our APS were purchased through UBS AG. On August 8, 2008, UBS announced that it reached a settlement with the New York Attorney General, the Massachusetts Securities Division, the SEC and other regulatory agencies to restore liquidity to holders of APS. On November 14, 2008, we entered into an agreement with UBS under which UBS and /or the issuer agreed to redeem the APS by July 2, 2012. We currently do not need the funds invested in the APS to meet outstanding obligations or short-term operating requirements. However, if the credit worthiness of the issuer deteriorates, UBS does not or is unable to restore liquidity, or we no longer have the ability to hold these securities, it would adversely affect our financial condition and our ability to complete any desired strategic transaction.

         The success of any strategic transaction we enter into would depend on the services and skills of our existing management.

        The success of any strategic transaction we enter into would depend to a significant extent upon the continued services of our current management and members of our board of directors. We do not have employment or noncompetition agreements with any members of management, although we have non-disclosure agreements with them. The loss of the services of one or more of our executive officers, key employees, members of our board of directors or contractors could impair our ability to successfully identify a strategic alternative or enter into a strategic transaction.

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

        We intend to retain any earnings or cash flow to finance our business. Accordingly, we do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We have not paid any dividends in the past, and we may be restricted or prevented from paying cash dividends by loan covenants with any lenders or cash dividends on our common stock by the terms of any preferred stock that we issue.

         Our common stock was delisted from The NASDAQ Stock Market, LLC, which adversely affects its liquidity.

        In the last quarter of 2008, our common stock was delisted from The NASDAQ Stock Market, LLC, and it is currently quoted on the Pink OTC Markets. The delisting of our stock has had a negative effect on our liquidity, and it may impair our ability to raise capital in the future.

         Our common stock is thinly traded, and our stock price may be volatile, which means that purchasers of our common stock could incur substantial losses.

        Our stock price may be volatile. The stock market in general has experienced extreme volatility. The market price for our common stock may be influenced by many factors, including disputes concerning patents or other proprietary rights; litigation; the condition of our balance sheet; the departure of key personnel; future sales of our common stock; changes in accounting principles; our failure to maintain adequate internal control over financial reporting or disclosure controls and procedures; investors' perceptions of us; or general economic, industry and other market conditions.

         Our common stock is subject to the "penny stock" rules of the SEC, which could restrict trading in our common stock and thus its liquidity.

        We are subject to the SEC's "penny stock" rules because our common stock sells below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, information regarding the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction involving penny stocks and must be given to the customer in writing before or with the customer's confirmation.

        In addition, the penny stock rules require that prior to a transaction in penny stocks, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our common stock. As long as our common stock is subject to the penny stock rules, the holders of our shares may find it more difficult to sell such shares.

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

         We may be at risk of shareholder litigation.

        Since May 2008, our Board of Directors has been evaluating strategic alternatives for MathStar, and the Board has considered various proposals from third parties regarding transactions involving MathStar. To date, MathStar has not entered into any transaction. Some MathStar shareholders have informed our Board that they believe MathStar should enter into particular transactions, including mergers and liquidation, and that they disagree with the Board's actions to date. Although no lawsuit has been served on MathStar or filed, and the Board believes there is no basis for such a lawsuit, there is always the possibility that such a lawsuit could be commenced. Our defense of any such lawsuit, regardless of the claims' merit, would divert the attention of management and could be costly and time-consuming.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters are located in Hillsboro, Oregon, near Portland, in approximately 14,294 square feet of leased space under a lease expiring on August 31, 2011. We also lease a 1,325 square foot location in Minneapolis, Minnesota. Rents under these lease agreements averaged approximately $29,000 per month during the year ended December 31, 2008. Depending on the strategic alternative selected, we may sublease all or part of the Hillsboro facility to minimize expenses, although there can be no assurance that we can do so.

Item 3.    Legal Proceedings

        We are currently not a party to any legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Since October 23, 2008, our common stock has been quoted on the Pink OTC Markets. From October 27, 2005 through October 23, 2008, our common stock was listed on The NASDAQ Market, LLC under the symbol "MATH." Before October 27, 2005, there was no public market for our common stock. The following table shows the high and low sales prices for our common stock as reported on The NASDAQ Stock Market, LLC or the Pink OTC Markets, as applicable, for the periods indicated. As of March 9, 2009, there were 9,181,497 shares of our common stock issued and outstanding, and we had approximately 255 holders of record of our common stock.

	High	Low
Year ended December 31, 2007
First quarter (through March 31, 2007)	$5.08	$2.55
Second quarter (through June 30, 2007)	$2.67	$1.40
Third quarter (through September 30, 2007)	$1.77	$1.10
Fourth quarter (through December 31, 2007)	$1.15	$0.65
Year ended December 31, 2008
First quarter (through March 31, 2008)	$3.75	$2.45
Second quarter (through June 30, 2008)	$2.90	$1.05
Third quarter (through September 30, 2008)	$1.43	$1.05
Fourth quarter (through December 31, 2008)	$1.09	$0.66

        We have never declared or paid cash dividends on our common stock. We currently intend to retain our cash and do not intend to pay cash dividends to our stockholders in the foreseeable future.

        Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend upon then existing conditions, including our financial condition, results of operations, any contractual restrictions on the payment of dividends, capital requirements, business prospects and other factors our board of directors may deem relevant.

        We had no sales of our equity securities during 2008 that were not registered under the Securities Act of 1933, as amended.

        (b)   Not applicable.

        (c)   Not applicable.

Item 6.    Selected Financial Data

        The selected financial data below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and notes thereto included elsewhere in this report.

	Year ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$130	$134	$53	$588	$536
Cost of goods sold	53	52	126	655	1,195

Gross profit (loss)	77	82	(73)	(67)	(659)

Operating expenses:
Research and development	4,830	8,228	14,090	12,447	7,267
Selling, general and administrative	4,053	6,564	9,133	8,865	4,749
Restructuring and impairment charges(2)					2,618

Total operating expenses	8,883	14,792	23,223	21,312	14,634

Operating loss	(8,806)	(14,710)	(23,296)	(21,379)	(15,293)
Other income (expense)(1)	57	(4,225)	653	1,014	682

Net loss	$(8,749)	$(18,935)	$(22,643)	$(20,365)	$(14,611)

Basic and diluted net loss per share	$(4.75)	$(7.81)	$(6.29)	$(2.97)	$(1.59)

Weighted average basic and diluted shares outstanding	1,842	2,424	3,600	6,862	9,181

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,132	$20,149	$12,891	$4,339	$11,767
Investments	—	—	—	24,799	3,315
Working capital	3,904	19,676	11,852	26,358	14,160
Total assets	4,504	22,202	15,614	32,457	15,589
Total liabilities	487	2,028	2,997	2,961	686
Accumulated deficit	(64,559)	(83,494)	(106,137)	(126,502)	(141,113)
Total stockholders' equity	4,017	20,174	12,617	29,496	14,903

(1)
Other expenses for the year ended December 31, 2005 of $4,225,000 included $4,395,000 of interest expense associated with the convertible notes issued April 2005 (which included the amortization of discount recorded for the value of the beneficial conversion feature and the warrants issued to the note holders and interest costs). This expense was partially offset by interest income of $170,000. Other income disclosed in years 2004, 2006, 2007 and 2008 is interest income earned on positive cash balances and investments.

(2)
Operating expenses for the year ended December 31, 2008 totaling $14,634,000 included charges of $2,618,000 for restructuring and asset impairment charges due to the Board of Directors' decision to curtail operations. There were no similar expenses charged in years 2004, 2005, 2006 or 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

        Until we curtailed operations in the second quarter of 2008, we were a fabless semiconductor company engaged in the development, marketing and selling of our high-performance, programmable platform FPOA chips and design tools required to program our chips. During the three months ended March 31, 2008, sales did not materialize as expected, and the development of the next generation of FPOA fell behind schedule. As a result, on May 20, 2008, the Board of Directors voted to suspend research and development activities and curtail ongoing operations while analyzing strategic alternatives. The Board of Directors continues to explore these strategic alternatives, which could include restarting the company, merging with or acquiring another company, increasing operations in another structure or liquidation. We have engaged a third party investment banking firm to explore the sale of intellectual property and patents and potential merger and acquisition alternatives.

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

  Revenue Recognition

        We recognize revenue from the sale of products or services in the following four general areas: (1) production chips, (2) evaluation boards and licenses, (3) application intellectual property, or IP; and (4) non-recurring engineering ("NRE") services, and other. Based on the type of product or service delivered, revenues are recognized in accordance with Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"); Emerging Issues Task Force ("EITF") Issue No. 00-21 Revenue Arrangements with Multiple Deliverables; or, if our arrangements contain software that is more than incidental to the product in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended ("SOP 97-2").

        We recognize revenue from the sale of production chips, evaluation boards, licenses and NRE and other in accordance with SAB 104. Production chip revenues consist of sales of our FPOAs. Revenues generated from evaluation boards and licenses consist primarily of the hardware and license agreements necessary in order for our customers to program, or map, their intellectual property applications, or algorithms, to our FPOA chips. Revenues from NRE are derived from situations where we will develop the initial design and prototype for a customer to accelerate their time to market. We recognize revenues when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements or no remaining significant obligations.

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

        We recognize revenue from the sale of application IP in accordance with SOP 97-2. Application IP revenues are derived from a library of existing applications developed by the Company to provide customers with an established algorithm. We recognize revenues when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collection of resulting receivables is probable, and there are no customer acceptance requirements or no remaining significant obligations. For arrangements with multiple elements, we recognize revenue when vendor-specific objective evidence, or VSOE, exists for all undelivered elements of the arrangement or at the point when all elements have been delivered. We do not provide software maintenance and support or have any continuing obligations post delivery.

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

  Inventory

        Inventory is valued at the lower of cost or market and held as an asset until such time as it is consumed or sold. Inventory is consumed on a first in, first out basis. On a quarterly basis, management reviews the inventory balance for inventory that is not forecasted to be used in the normal course of business. A reserve will be established for any amount deemed excessive or obsolete. This will result in a non-cash charge to cost of sales. If and when the inventory is written off, the inventory reduction is offset against the reserve. If the level of future sales differs significantly from that of the forecast, any future inventory write-off could result in additional charges to the income statement. Because we have chosen to curtail sales and operations, we are unable to forecast if any of our remaining chip inventory will be sold. As such, we reserved 100% of the value of the inventory as part of our restructuring and impairment charge.

  Stock-Based Compensation

        On January 1, 2006, we adopted Statement of Financial Accounting Standard, or SFAS, No. 123(R), Share-Based Payment, using the modified prospective transition method. Under the transition method, compensation costs recognized in periods after the date of adoption include compensation costs for share-based payments granted prior to but not vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Compensation costs for all share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with SFAS No. 123(R).

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

        The application of SFAS No. 123(R) includes the use of a number of estimates to compute the fair value of options granted. Such estimates include the use of an appropriate valuation model, and assumptions including stock price volatility, expected terms and forfeiture rates. We have developed an index based on five comparable companies within the semiconductor industry to use as a volatility index due to the short period of time we have been public. Average option life has been calculated using the "simplified" method as prescribed in SEC Staff Accounting Bulletin 107. Estimated forfeiture rates are determined based on historical results. Changes in such assumptions could have a material impact on the financial statements. The only awards remaining are to the officers remaining as employees and members of the Board of Directors.

  Capitalization of Software

        We were developing certain design tool software and application IP for use on our FPOA chips. The accounting for development costs of these applications is covered under SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of an application is established and such costs are determined to be recoverable. Judgment is required in determining when technological feasibility is established, and this determination is evaluated on a project by project basis. For design tools and basic application IP of established algorithms, we define technological feasibility of an application development project to be the point at which a feasibility assessment is complete and a detailed technical design document is established. For design tools and complex applications of new algorithms or where a technical design document is not sufficiently detailed, technological feasibility is the point at which a working model has been created. All costs incurred prior to establishing technological feasibility are expensed when incurred and are included within research and development expense. Costs after that date are capitalized and then amortized to cost of sales based on the greater of a straight-line basis over the useful life of the applications or the ratio of current sales to the total current and anticipated future sales.

        We evaluate future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized application software is evaluated based on estimated future revenues of each specific application reduced by the estimated future costs of completing and disposing of that product.

  Investments

        We invest available funds in government securities, money market funds and high quality securities. The investment criteria is based on the desire to preserve capital, maintain adequate balances to meet obligations, minimize risk of principal loss, and yield maximization within the investment guidelines. Trading and available-for-sale securities are valued at fair value, and held-to-maturity securities are reported at amortized cost. Fair value is based on quoted market prices. There is no active market for the APS we hold. Management used its best estimates and the guidelines as prescribed under SFAS No. 157 to value the APS and disclose their value in the financial statements. Refer to Note 2 of the financial statements for required disclosure.

  Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. We have recorded a full valuation allowance to offset our net deferred tax assets based upon our history of generating losses and the related uncertainty about our ability to generate sufficient taxable income to realize these benefits.

Recently Issued Accounting Pronouncements

        See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

  Years ended December 31, 2007 and 2008

        Revenue and Cost of Sales.    We recognized revenue for the year ended December 31, 2008 of $536,000 compared to $588,000 for the year ended December 31, 2007. Revenue in 2008 consisted of the sale of production chips of $531,000 and $4,000 in evaluation boards. Revenue in 2007 consisted of the sale of evaluation boards of $53,000, development licenses of $79,000, application IP of $40,000, NRE services of $400,000 and production chips of $16,000. Cost of sales was $1,195,000 and $655,000 for the years ended December 31, 2008 and 2007, respectively. Cost of sales for 2008 consisted of product costs of $36,000, scrap costs of $370,000, a noncash charge to increase the excess and obsolete inventory reserve of $776,000, and other costs of $13,000. The scrap costs in 2008 were for proprietary inventory that could not be sold and was subsequently disposed. The excess and obsolete inventory reserve was required because, due to our curtailed sales and operations, we are unable to determine the probability of future FPOA sales. Cost of sales for 2007 consisted of evaluation boards of $31,000, development licenses of $60,000, application IP of $13,000, NRE costs of $397,000, chip costs of $1,000 and other costs of $153,000. Other costs in 2007 include year-end inventory adjustments of $14,000 and a noncash charge to increase the excess and obsolete inventory reserve by $106,000.

        Research and Development.    Research and development costs decreased 42% or $5,180,000 to $7,267,000 for the year ended December 31, 2008 compared to $12,447,000 for the year ended December 31, 2007. The $5,180,000 decrease was primarily the result of our suspending research and development activities based on our Board of Directors' decision to curtail operations that decreased employee related expenses of $2,798,000, consulting and contractor payments of $2,067,000, design tool costs of $340,000, application IP charges of $264,000, building and equipment rent of $360,000, maintenance costs of $117,000, recruiting and other costs of $148,000, and travel costs of $85,000. These decreases were offset by increased product development costs associated with completing the design phase of the next generation of FPOA products of $999,000.

        Selling, General and Administrative.    Selling, general and administrative costs decreased 46% or $4,116,000 to $4,749,000 for the year ended December 31, 2008 from $8,865,000 for the year ended December 31, 2007. The $4,116,000 decrease was primarily the result of sales activities being suspended and general activities being reduced as the Board of Directors curtailed operations while evaluating strategic options. Decreased expenses include compensation costs of $2,965,000, advertising and product promotions of $123,000, consulting and contract fees of $289,000, travel of $341,000, insurance of $42,000, computer hardware and software expenses of $106,000 and general expenses due to curtailing operations of $363,000, offset by increased investment banking activity costs of $113,000.

        Restructuring and Impairment Charges.    For the year ended December 31, 2008, we recorded restructuring and impairment charges of $2,618,000. See further discussion of these restructuring and impairment charges in Note 2 of the financial statements.

        Other Income (Expense).    Other income for the year ended December 31, 2008 of $682,000 consisted of interest income on invested cash balances of $702,000 and a foreign currency loss of $20,000. Other income for the year ended December 31, 2007 of $1,014,000 consisted of interest income on invested cash balances of $1,048,000 and a foreign currency loss of $34,000.

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

        Research and Development.    Research and development costs decreased 12% or $1,643,000 to $12,447,000 for the year ended December 31, 2007 compared to $14,090,000 for the year ended December 31, 2006. The $1,643,000 decrease was the result of decreased engineering expenses of $2,951,000, reduced design tool costs of $193,000, rent expense of $566,000, decreased maintenance contracts of $157,000, and reduced travel costs of $60,000. These decreases were offset by increased payroll costs of $1,040,000 due to a head count increase from 34 to 45, contractor expense of $465,000, charges of $420,000 for the development of application IP, and a charge for impaired application IP of $359,000. The higher 2006 expense mainly was driven by the expenses associated with design completion, tape out and validation of our first production product line. Engineering expenses in 2007 were mainly employee related expenses for the design efforts of the next generation of products anticipated to be taped out in 2008. We reduced rent expense by consolidating the majority of engineering efforts in Portland and moving remaining engineers to a smaller location in Minnesota.

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

Liquidity and Capital Resources

        During 2006, we received $11,661,000 of net proceeds from a private placement of our common stock and warrants to purchase common stock, $512,000 from the exercise of 253,967 warrants and $80,000 from the exercise of 91,065 options. During 2007, we received $36,473,000 from a public sale of common stock and $30,000 from the exercise of warrants and stock options. During 2008, we generated no sources of financing.

        Our future capital requirements will depend on many factors, including the strategic direction the company chooses, our sales levels, the type and structure of any strategic transaction into which we enter, and working capital needs. We believe that our cash on hand and investment securities will be sufficient to meet our current obligations as well as projected expenditures for the next twelve months at current spending levels. However, our long-term financing requirements will depend significantly on the strategic direction we choose to take. We cannot quantify our long-term cash requirements until a strategic alternative is decided. Should cash and investments and revenues generated from a strategic alternative not meet our needs, we may need to raise funds through the issuance of debt or equity securities. These securities may have rights senior to those currently associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing, we may be unable to continue our operations.

  Net Cash Used in Operating Activities

        Net cash used in operating activities was $18,992,000, $19,536,000 and $14,048,000 for the years ended December 31, 2006, 2007 and 2008, respectively. Net cash used for operating activities for the year ended December 31, 2006 was to fund on-going research and development activities, tape out our initial production chip and restructure and grow the sales, marketing and administrative organization in order to begin the commercialization of our FPOA technology and operate as a publicly-traded company. Net cash used for operating activities for the year December 31, 2007 was for developing our next generation of FPOA chips, developing applications and software, commercialization of our initial products and general costs of a being a publicly-traded company. Net cash used for operating activities for the year December 31, 2008 was for severance and shut down expenses of $2,618,000, costs associated with evaluating strategic alternatives of $113,000 and general operating costs of $11,317,000.

  Net Cash Provided (Used) by Investing Activities

        For the years ended December 31, 2006 and 2007, cash used in investing activities was $519,000 and $25,482,000, respectively. For the year ended December 31, 2008, cash provided by investing activities was $21,482,000. Net cash used in 2006 was used to continue the development of our infrastructure and lab equipment used to qualify our FPOA chips and for restricted cash. Net cash used in 2007 was to acquire investments to maximize the return of excess cash received in our June 2007 stock sale. Net cash provided in 2008 was from the sale of investment securities less the purchase of lab equipment.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $12,253,000, $36,503,000 and $0 for the years ended December 31, 2006, 2007 and 2008, respectively. For 2006 and 2007, financing cash flows consist of the proceeds from the issuance of common stock and warrants for the purchase of common stock and the exercise of common stock warrants and stock options.

  Contractual Cash Obligations

        The following tables show the future payments that we are obligated to make based on agreements in place as of December 31, 2008 (in thousands); these expenses are for non-cancellable commitments for design licenses and operating leases:

	Due in the Year Ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$345	$344	$226	$—	$—	$—	$915
Purchase obligations	302	151	—	—	—	—	453

Total	$647	$495	$226	$—	$—	$—	$1,368

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risk is confined to our cash equivalents and investments. We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks. Our investments were matched to forecasted cash needs such that investments would not have to be sold prior to maturity and expose MathStar to losses due to interest rate changes. The market risks associated with our holding of APS is reflected in the market adjustment recorded in the financial statements. Given the settlement between UBS and regulatory agencies, we believe we will recover approximately 100% of our investment in the APS plus all accrued interest.

Item 8.    Financial Statements and Supplementary Data

        Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2008 is as follows:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands, except per share amounts)
2007
Revenue	$92	$120	$63	$313
Cost of goods sold	69	54	58	474

Gross profit (loss)	23	66	5	(161)

Operating expenses:
Research and development	3,125	2,607	2,655	4,060
Selling, general and administrative	2,462	2,107	2,164	2,132

Total operating expenses	5,587	4,714	4,819	6,192

Operating loss	(5,564)	(4,648)	(4,814)	(6,353)
Other income, net	117	93	421	383

Net loss	$(5,447)	$(4,555)	$(4,393)	$(5,970)

Basic and diluted net loss per share	$(1.30)	$(0.94)	$(0.48)	$(0.65)

Weighted average basic and diluted shares outstanding	4,179	4,827	9,181	9,181

2008
Revenue	$226	$54	$80	$176
Cost of goods sold	291	904	—	—

Gross profit (loss)	(65)	(850)	80	176

Operating expenses:
Research and development	3,552	3,542	165	8
Selling, general and administrative	2,093	1,469	666	521
Restructuring and impairment charges(1)		2,601	17

Total operating expenses	5,645	7,612	848	529

Operating loss	(5,710)	(8,462)	(768)	(353)
Other income, net	317	199	107	59

Net loss	$(5,393)	$(8,263)	$(661)	$(294)

Basic and diluted net loss per share	$(.59)	$(.90)	$(.07)	$(.03)

Weighted average basic and diluted shares outstanding	9,181	9,181	9,181	9,181

(1)
Operating expenses for the three months ended June 30, 2008 and September 30, 2008 included restructuring and impairment charges totaling $2,601,000 and $17,000 respectively. There were no similar charges in 2007 or in the three months ended March 31, 2008 or December 31, 2008.

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Stockholders of MathStar, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of MathStar, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 1 of the consolidated financial statements, during 2008 the Company curtailed operations and is currently evaluating strategic alternatives including, but not limited to, restarting the Company, merging with or acquiring another company, increasing operations in another structure or liquidation. As of the date of this report, the Company has not committed to any of the strategic alternatives being evaluated.

PricewaterhouseCoopers LLP
Portland, Oregon
March 31, 2009

MathStar, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2007	2008
Assets
Current assets
Cash and cash equivalents	$4,339	$11,767
Restricted cash	107	—
Investments in marketable securities—short term	22,200	2,530
Accounts receivable	271	176
Inventory	623	—
Prepaid expenses and other current assets	1,326	222

Total current assets	28,866	14,695
Property and equipment, net	557	60
Investments in marketable securities—long term	2,599	785
Put option	—	26
Other assets	435	23

Total assets	$32,457	$15,589

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$930	$16
Deferred revenue	162	—
Accrued expenses	1,416	519

Total current liabilities	2,508	535
Other long term liabilities	453	151

Total liabilities	2,961	686
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 18,000 shares authorized; 9,181 shares issued and outstanding at December 31, 2007 and 2008	459	92
Additional paid-in capital	155,539	155,924
Accumulated deficit	(126,502)	(141,113)

Total stockholders' equity	29,496	14,903

Total liabilities and stockholders' equity	$32,457	$15,589

The accompanying notes are an integral part of these consolidated financial statements.

MathStar, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008
Revenue	$53	$588	$536
Cost of sales	126	655	1,195

Gross loss	(73)	(67)	(659)

Operating expenses
Research and development	14,090	12,447	7,267
Selling, general and administrative	9,133	8,865	4,749
Restructuring and impairment charges			2,618

	23,223	21,312	14,634

Operating loss	(23,296)	(21,379)	(15,293)
Interest income	653	1,048	702
Other income, net	—	(34)	(20)

Net loss	$(22,643)	$(20,365)	$(14,611)

Basic and diluted loss per share	$(6.29)	$(2.97)	$(1.59)

Weighted average basic and diluted shares outstanding	3,600	6,862	9,181

The accompanying notes are an integral part of these consolidated financial statements.

MathStar, Inc

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock				Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation		Accumulated deficit	Total
Balances at December 31, 2005	17,415	$175	$105,717	$(2,224)	—	$(83,494)	$20,174
Exercise of warrants	253	2	510				512
Stock option exercises	91	1	79				80
Issuance of common stock in PIPE offering, net of offering costs of $910	3,142	31	11,630				11,661
Restricted stock issued to employees, net	21
Reclassify Unearned Compensation expense on adoption of FAS 123(R)			(2,224)	2,224
Contractor warrant expense			169				169
Stock-based employee compensation—			2,664				2,664
Net loss						(22,643)	(22,643)

Balances at December 31, 2006	20,922	209	118,545	—	—	(106,137)	12,617
Exercise of warrants	5		21				21
Stock option exercises	10		9				9
Issuance of common stock in equity offering	25,000	250	36,223				36,473
Contractor warrant expense			2				2
Stock-based employee compensation	(30)		739				739
Net loss						(20,365)	(20,365)

Balances at December 31, 2007	45,907	459	155,539	—	—	(126,502)	29,496
1 for 5 reverse stock split	(36,726)	(367)	367
Stock-based employee compensation			18				18
Mark to market—available for sale securities					(43)		(43)
Transfer loss from available-for-sale securities to trading securities					43	—	43
Net loss						(14,611)	(14,611)

Balances at December 31, 2008	9,181	$92	$155,924	$—	—	$(141,113)	$14,903

The accompanying notes are an integral part of these consolidated financial statements.

MathStar, Inc

Consolidated Statements of Cash Flows

(in thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities
Net loss	$(22,643)	$(20,365)	$(14,611)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	140	182	171
Loss on asset disposal	4	3	58
Issuance of put option	—	—	(26)
Mark to market, trading securities	—	—	43
Asset impairment charges	—	—	1,006
Amortization of discount on held-to-maturity securities	—	13	74
Loss on sale of available-for-sale securities	—	—	7
Non-cash changes in inventory	—	—	734
Impairment of capitalized application software	—	359	—
Stock-based compensation	2,833	741	18
Restructuring charges	—	—	563
Gain on sale of marketable securities	—	—	(42)
Foreign currency remeasurement	—	(9)	(44)
Change in operating assets and liabilities
Accounts receivable	61	(257)	95
Inventory	(274)	(13)	(111)
Prepaid expenses and other assets	(81)	(200)	804
Accounts payable	1,057	(861)	(914)
Deferred revenue	—	162	(162)
Accrued expenses	(89)	709	(1,711)

Net cash used in operating activities	(18,992)	(19,536)	(14,048)

Cash flows from investing activities
Purchase of property and equipment	(416)	(243)	(50)
Proceeds from sale of equipment	—	—	23
Purchase of capitalized application software	—	(423)	—
Proceeds from sale of held-to-maturity securities	—	—	22,558
Proceeds from sale of available-for-sale securities	—	—	4,460
Purchases of held-to-maturity securities	—	(22,207)	(2,931)
Purchases of available-for-sale securities	—	(2,605)	(2,685)
Restricted cash	(103)	(4)	107

Net cash (used in) provided by investing activities	(519)	(25,482)	21,482

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	11,661	36,473	—
Proceeds from exercise of warrants, net of costs	512	21	—
Proceeds from exercise of stock options	80	9	—

Net cash provided by financing activities	12,253	36,503	—

Effect of exchange rate changes on cash		(37)	(6)

Net (decrease) increase in cash and cash equivalents	(7,258)	(8,552)	7,428
Cash and cash equivalents
Beginning of period	20,149	12,891	4,339

End of period	$12,891	$4,339	$11,767

The accompanying notes are an integral part of these consolidated financial statements.

MathStar, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except per share data)

1.    Principles of Consolidation, Nature of the Business and Going Concern

        The accompanying consolidated financial statement as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 include accounts of MathStar Holdings B.V. and its wholly-owned subsidiary, MathStar Limited, collectively MathStar, Inc. ("MathStar" or "the Company"). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All material intercompany accounts and transactions have been eliminated in consolidation.

        The Company was incorporated as a Minnesota corporation in April 1997 and reincorporated under Delaware law in June 2005. The Company is a fabless semiconductor company addressing the reconfigurable logic markets with a new class of platform chips designed to be high performance, reconfigurable integrated circuits based on the Company's proprietary silicon object technology.

        In November 2005, the Company closed on its initial public offering of 800 shares of its common stock at $30.00 per share, and in December 2005, the Company closed on the underwriter's overallotment option of 120 shares of the Company's common stock at $30.00 per share, resulting in net proceeds to the Company of $24,633. In October 2006, the Company sold 629 shares at $20.00 per share in a private placement, with net proceeds after expenses of $11,661. In June 2007, the Company sold 5,000 shares at $8.00 per share, raising net proceeds of $36,473.

        On May 20, 2008, our Board of Directors voted to suspend research and development activities. During the three months ended June 30, 2008, we announced a curtailment of operations as our Board evaluated strategic alternatives. Strategic alternatives that are being evaluated by our Board of Directors and management include, but are not limited to, restarting the company; merging with or acquiring another company, including or excluding our intellectual property (IP); increasing operations in another structure; or liquidation. We have engaged a third party investment banking firm to explore the sale of intellectual property and patents and potential merger and acquisition alternatives.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Although the Company has incurred recurring losses and negative cash flows from operations, we have met all financial obligations with vendors, key suppliers, and strategic partners both prior and subsequent to curtailing operations. We have sufficient cash and investments to meet all known obligations as well as projected expenditures for the next twelve months at current spending levels. However, since we have not committed to any of the strategic alternatives being evaluated, we cannot predict our long-term cash needs or ultimate cash requirements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Restructuring and Impairment Charges

        On May 20, 2008, the Company announced a curtailment of its operations as it evaluated strategic alternatives. This decision resulted in restructuring and impairment charges of $3,500 for the year ended December 31, 2008. Management determined that it was highly likely that certain operational assets would not be used and no alternatives existed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" issued by the Financial Accounting Standards Board ("FASB"), these assets were deemed to be impaired and either held-for-sale or abandoned and written down to their fair market value. A plan to locate potential buyers was put in place for their disposal, and no further depreciation expense will be

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

2.    Restructuring and Impairment Charges (Continued)

charged to the Company's operating activity. In addition, the Company evaluated assets that were not abandoned or held-for-sale and determined that the estimated useful lives of these assets should be shortened. Accordingly, higher depreciation expense has been incurred since May 20, 2008. As well, in accordance with SFAS No. 146 issued by the FASB, "Accounting for Costs Associated with Exit or Disposal Activities", certain one-time charges relating to severance of terminated employees, and fees associated with early contract terminations no longer used and giving economic benefit to the Company, were recorded. As the liabilities for these charges are settled, payment will be made against the liability, and there will not be any further impact on the Company's operating results.

        During the quarter ended September 30, 2008, the Company ceased all operations in Minnesota and is no longer utilizing the facility covered under a non-cancellable lease arrangement. MathStar recognized a restructuring charge of $17 for the potential liability of this lease.

        Management believes that no further charges will be incurred for this activity, except for potential termination of non-cancellable lease liabilities for the Hillsboro, Oregon facility, which will depend on the strategic direction chosen by the Company. The amount of the potential lease termination liability will not be known until the strategic direction is identified. Total commitments under this lease are $886 as of December 31, 2008. Below is the detail of restructuring and impairment charges.

Twelve Months Ended December 31, 2008
Inventory abandoned	$349
Increase in excess and obsolete reserve	533

Charged to cost of sales	882

Severance	1,506
Fair market adjustment of assets held-for-sale	328
Contract termination	57
Assets abandoned	727

Charged to operating expenses as restructuring and impairment charges	2,618

Total charges for restructuring and impairment	$3,500

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

2.    Restructuring and Impairment Charges (Continued)

        Severance expense of $1,506 impacted approximately 75 employees, which accounted for a majority of the Company's workforce. The following is a roll forward of the restructuring liability for the year ended December 31, 2008.

Restructuring Liability
Liability as of March 31, 2008	$—
Additions	1,506
Payments	(943)

Liability as of June 30, 2008	563
Additions	17
Payments	(568)

Liability as of September 30, 2008	12
Additions	—
Payments	(8)

Liability as of December 31, 2008	$4

3. Summary of Significant Accounting Policies

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

  Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate their fair values due to their short maturities and/or market-consistent interest rates. Investments classified as trading or available-for-sale are recorded at fair value. Investments recorded as held-to-maturity are recorded at amortized cost, which, as of December 31, 2008, approximates fair value. The estimated fair value of these investments is more fully disclosed in Note 4 of the financial statements.

  Inventory

        Inventory is valued at the lower of cost or market and held as an asset until such time as it is consumed or sold. Inventory is consumed on a first in, first out basis. On a quarterly basis,

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

3. Summary of Significant Accounting Policies (Continued)

management reviews the inventory balance for inventory that is not forecasted to be used in the normal course of business. A reserve will be established for any amount deemed excessive or obsolete. This will result in a non-cash charge to cost of sales. If and when the inventory is written off, the inventory reduction is offset against the reserve, with no resulting income statement impact. All inventory currently held is fully reserved as of December 31, 2008 due to our curtailed sales activity and inability to predict future sales.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated over their estimated useful lives, initially determined to be two to five years, using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operating results. Repairs and maintenance costs are expensed as incurred. In connection with the curtailment of operations, certain useful lives were re-evaluated and shortened to five months from the date of announcement.

  Patents

        The Company has filed applications for patents with the U.S. Patent and Trademark Office. The legal fees and application costs associated with obtaining patents from the U.S. Patent and Trademark Offices are expensed as incurred based on uncertainty as to the recoverability of these amounts.

  Long-Lived Assets

        The recoverability of long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such assets is not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes. During 2008, all assets related to curtailed operations were either disposed of or written down to fair market value. As of December 31, 2008 we had long-lived assets with a net book value of $60.

  Research and Development

        Research and development expenses represent costs incurred for designing and engineering of the Company's products, including the costs of developing design tools and applications to enable customers to more easily utilize the Company's products. The Company expenses all research and development costs related to development of its FPOA chips. Development of certain design tools and application IP includes the development of software for resale. All research and development was discontinued based on the Board of Directors' decision to curtail operations.

  Capitalization of Software

        The Company was developing certain design tool software and application IP for use on its FPOA chips. The accounting for development costs of these applications is covered under SFAS No. 86,

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

3. Summary of Significant Accounting Policies (Continued)

"Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of an application is established and such costs are determined to be recoverable. Judgment is required in determining when technological feasibility is established, and this determination is evaluated on a project by project basis. For design tools and basic application IP of established algorithms, we define technological feasibility of an application development project to be the point at which a feasibility assessment is complete and a detailed technical design document is established. For design tools and complex applications of new algorithms or where a technical design document is not sufficiently detailed, technological feasibility is the point at which a working model has been created. All costs incurred prior to establishing technological feasibility are expensed when incurred and are included within research and development expense. Costs after that date are capitalized and then amortized to cost of sales based on the greater of a straight-line basis over the useful life of the applications or the ratio of current sales to the total current and anticipated future sales.

        We evaluate future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized application software is evaluated based on estimated future revenues of each specific application reduced by the future costs of completing and disposing of that product.

  Investments

        The Company invests available funds in government securities, money market funds and high quality securities. The investment criteria is based on the desire to preserve capital, maintain adequate balances to meet obligations, minimize risk of principal loss, and yield maximization within the investment guidelines. Trading and available-for-sale securities are valued at fair value and held-to-maturity securities are reported at amortized cost.

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

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

3. Summary of Significant Accounting Policies (Continued)

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

        The Company accounts for stock-based compensation to nonemployees using the fair value method prescribed by Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation cost for awards granted to nonemployees is measured based on the fair value of the

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

3. Summary of Significant Accounting Policies (Continued)

award at the measurement date, which is the date performance is satisfied or services are rendered by the nonemployee. Fair value is remeasured each period prior to the establishment of the measurement date. Compensation costs, if any, are amortized over the underlying awards' vesting terms.

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

        The Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. This adoption did not have a material effect on the Company's consolidated financial position or results of operations. As of December 31, 2008, the Company had $52,536 of deferred tax assets; however, valuation allowances have been established to fully offset these deferred tax assets due to the uncertainty about the Company's ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company's recent history of significant operating losses. The Company records interest and penalties, if any, within operating expenses as a tax expense.

        The Company files federal and state income tax returns in the United States. The federal statute of limitations has not expired for fiscal years 2005, 2006 and 2007, respectively. With limited exceptions, the Company is no longer subject to state and foreign tax examinations for years before fiscal 2005. The Company is not currently under examination in any of its major tax jurisdictions.

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

        During 2008, we had two significant customers that represented 75% and 9% of our revenue during the year ended December 31, 2008 and 100% and 0% our accounts receivable balance as of December 31, 2008, respectively. These two customers represented 51% and 17% of our revenue in the year ended December 31, 2007, respectively. The outstanding receivable as of December 31, 2008 has been subsequently collected.

  Earnings Per Share

        Basic earnings per share are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants using the treasury stock method. Potential dilutive shares for convertible notes payable are determined based on the if-converted method. Options and warrants to purchase 5,268,

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

3. Summary of Significant Accounting Policies (Continued)

6,712 and 737 shares of common stock were outstanding at December 31, 2006, 2007 and 2008, respectively, but were not included in the computation of net loss per share, as their effect was anti-dilutive. Common shares issuable upon exercise of the convertible notes payable and related accrued interest and shares of the Company's restricted stock also were not included in the computation of net loss per share, as their effect was anti-dilutive (see Note 6).

  New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

        Relative to SFAS No. 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active.

        The adoption of SFAS No. 157 did not have a material effect on the Company's consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value, although we expanded the disclosure requirements to comply with SFAS No. 157. The Company is currently in the process of evaluating the impact of adopting this pronouncement for its non-financial assets or liabilities.

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

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

3. Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The fair value option for Financial Assets and Liabilities—including Amendment of FAS No. 115". SFAS No. 159 gives companies the option of recording certain financial assets and liabilities at fair value. SFAS No. 159 was effective for the Company commencing January 1, 2008. The Company's adoption of SFAS No. 159 did not have a material impact on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". These standards aim to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141(R) and SFAS No. 160 apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. The Company does not expect that the provisions of SFAS No. 141(R) and SFAS No. 160 will have an effect on its consolidated financial position and results of operations.

4. Selected Balance Sheet Information

  Restricted Cash

        As of December 31, 2007, we had pledged a $107 certificate of deposit as collateral for company-issued credit cards. All cards were cancelled and the funds were released by Pacific Continental Bank in July 2008. There are no restricted funds as of December 31, 2008.

  Investment Securities

	December 31, 2007	December 31, 2008
Short-term
Available-for-sale	$—	$—
Municipal securities	2,605	—
Held-to-maturity
Government securities	19,595	—
Corporate bonds and notes	—	2,530

Total short-term investments	22,200	2,530

Long-term
Trading
Auction preferred securities	—	785
Held-to-maturity
Corporate bonds and notes	2,599	—

Total long-term investments	2,599	785

Total investments	$24,799	$3,315

        Investments classified as held-to-maturity have timed maturities to meet forecasted cash needs and are reported at amortized cost, as the Company has the ability and intent to hold these securities to maturity. These investments were sold subsequent to December 31, 2008 in February 2009. Amortized

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

4. Selected Balance Sheet Information (Continued)

cost approximates fair value for held-to-maturity investments. Investments with maturities beyond one year are classified as long-term investment securities.

        Assets measured at fair value on a recurring basis at December 31, 2008 are as follows:

		Fair Value Measurement at Reporting Date Using
Description	12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$26	—	—	$26
Trading securities	785	—	—	785

Total	$811	—	—	$811

        We have auction preferred securities (APS), which are preferred equity instruments in a closed-end mutual fund that provide liquidity through an auction process conducted by an independent auction agent that resets the applicable dividend rate at pre-determined calendar intervals, generally every 28 days. These instruments are senior equity securities that have a liquidation preference of $26 per share plus the amount of accumulated but unpaid dividends. Upon the liquidation, dissolution or winding up of the fund, APS holders are entitled to receive their liquidation preference before any distribution or payment is made to holders of the fund's common shares. Dividends declared and payable on the APS have a priority over dividends on the fund's common shares. Outstanding APS may be redeemed at the option of the fund upon giving notice to APS holders.

        The Company generally invests in these securities as part of its overall cash management program. During the first quarter of 2008, the Company's APS failed to auction due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, the fund redeems outstanding APS or an active secondary market is created and a buyer is identified outside of the auction process.

        At December 31, 2008, there was insufficient observable APS market information available to determine the fair value of the Company's investments in APS. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Despite the failed auctions, the Company's APS continue to be highly rated by the rating agencies. Of the original $2,680 in APS purchased, $1,852 was redeemed on May 27, 2008 at face value.

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

4. Selected Balance Sheet Information (Continued)

        As further required by SFAS No. 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation at December 31, 2008.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Preferred Securities
Beginning balance as of December 31, 2007	$—	$—
Total gains (losses) realized/unrealized included in earnings	—	(43)
Purchases	—	2,680
Settlements	—	(1,852)
Issuance of put option	26	—

Ending balance as of December 31, 2008	$26	$785

        On November 14 2008, we accepted an offer from UBS AG ("UBS"), providing us with rights related to our APS (the "Rights"). The Rights permit us to require UBS to purchase our APS at any time during the period from June 30, 2010 until July 2, 2012 at par value, which is defined as the price equal to the liquidation preference of the APS plus accrued but unpaid dividends or interest. Conversely, UBS has the right, in its discretion, to purchase or sell our APS at any time until July 2, 2012 so long as we receive payment at par value upon any sale or disposition. We expect to sell our APS under the Rights. However, if the Rights are not exercised before July 2, 2012, they will expire, and UBS will have no further rights or obligation to buy our APS. So long as we hold our APS, they will continue to accrue interest as determined by the auction process or the terms of the APS if the auction process fails. UBS's obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

        The Rights represent a firm agreement in accordance with SFAS No. 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free-standing asset separate from the APS. Upon acceptance of the offer from UBS, we recorded $26 as the fair value of the put option asset with a corresponding credit to interest income, net. The put option does not meet the definition of a derivative instrument under SFAS No. 133. Therefore, we have elected to measure the put option at fair value under SFAS No. 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the APS. As a result, unrealized gains and losses will be included in earnings in future periods. We expect that future changes in the fair value of the put option will approximate fair value movements in the related APS. Prior to accepting the UBS offer, we recorded our APS as investments available-for-sale. We recorded unrealized gains and losses on our available-for-sale debt securities, net of a tax benefit, in accumulated

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

4. Selected Balance Sheet Information (Continued)

other comprehensive income in the shareholders' equity section of our balance sheets. Such an unrealized loss did not reduce net income for the applicable accounting period.

        In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our APS at par value beginning on June 30, 2010, we transferred our APS from investments available-for-sale to trading securities in accordance with SFAS No. 115. The transfer to trading securities reflects management's intent to exercise its put option during the period from June 30, 2010 to July 3, 2012. Prior to our agreement with UBS, our intent was to hold the APS until the market recovered. The unrealized loss on our APS was $43 as of December 31, 2008. Upon transfer to trading securities, we immediately recognized a loss of $43, which is included in interest income, net, for the amount of the unrealized loss not previously recognized in earnings.

  Inventory

	December 31,
	2007	2008
Raw material and sub assemblies	$113	$—
Finished goods	717	446

	830	446
Less: Reserve for excess and obsolete inventory	(207)	(446)

Total inventory, net	$623	$—

  Prepaid and Other Current Assets

	December 31,
	2007	2008
Design licenses (short term)	$729	$—
Interest receivable	307	61
Prepaid insurance	189	105
Prepaid rent	33	26
Other	68	30

Total prepaid and other current assets	$1,326	$222

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

4. Selected Balance Sheet Information (Continued)

  Property and Equipment

	December 31,
	2007	2008
Computer equipment	$144	$50
Purchased software	533	91
Equipment	207	—
Furniture and fixtures	387	198

	$1,271	$339
Less: Accumulated depreciation	(714)	(279)

Total property and equipment, net	$557	$60

        Depreciation expense was $140, $170 and $162 for the years ended December 31, 2006, 2007 and 2008, respectively. In 2008, the Company disposed of assets with a net book value of $823, which resulted in a loss of $58.

  Other Assets

	December 31,
	2007	2008
Deposits	$36	$23
Design licenses (long-term)	347	—
Capitalized IP, net of accumulated amortization of $12 (2007) and $0 (2008)	52	—

Total other assets	$435	$23

        Amortization expense associated with capitalized application software was $12 and $9 for the years ended December 31, 2007 and 2008, respectively. During the fourth quarter of 2007, the Company reassessed its ongoing application development projects and decided to reallocate internal resources to focus on projects with more immediate sales opportunities. This action reduced the estimated future revenues of certain projects for which costs had previously been capitalized and resulted in a $359 write-off to research and development expense in the fourth quarter of 2007. The remainder of the capitalized IP was written off in conjunction with the decision to curtail operations in 2008.

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

4. Selected Balance Sheet Information (Continued)

  Accrued Expenses

	December 31,
	2007	2008
Accrued rent	$48	$47
Accrued compensation	702	9
Accrued professional fees	161	148
Accrued license contracts	389	302
Accrued restructuring charges		4
Other	116	9

Total accrued expenses	$1,416	$519

5. Stock Based Compensation

        Under SFAS No. 123(R), the Company has elected to use the modified prospective transition method, which requires the Company to record compensation expense in accordance with the provisions of SFAS No. 123(R) only for options issued after January 1, 2006. Stock based compensation expense for the years ended December 31, 2006, 2007 and 2008 was $274, $510 and $21, respectively. For the year ended December 31, 2006, the expense was $104 for research and development and $170 was charged to selling, general, and administrative expense. For the year ended December 31, 2007, the expense was $220 for research and development and $290 was charged to selling, general and administrative expense. For the year ended December 31, 2008, $2 was credited to research and development and $23 was charged to selling, general and administrative expense. Including the expenses for restricted stock and cheap stock, the total stock compensation expense for the years ended December 31, 2006, 2007 and 2008 was $2,664, $739 and $18, respectively.

        The Company has chosen to use the Black-Scholes option-pricing model to determine the fair value of options. The Black-Scholes model's variables are stock price volatility, average option life, risk free interest rate and dividend rate. The Company has developed an index based on its own stock price and five comparable companies within the semiconductor industry to use as a volatility index due to the short period of time it has been public. Average option life has been calculated using the simplified method prescribed in SEC Staff Accounting Bulletin 107. The Company anticipates using this method until it has enough history to calculate a meaningful life. The Company uses the treasury bill rate corresponding with the average life as its risk free interest rate. The dividend rate used is zero, as the Company does not have any plans to pay dividends. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

        The following table summarizes the weighted average assumptions used by the Company in the Black-Scholes option-pricing model. Due to the curtailment of operations, it was determined that there was a high probability that all options granted to employees would be forfeited rather than exercised.

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

5. Stock Based Compensation (Continued)

As such, the forfeiture rate on those options was increased to 100% in the Black-Scholes model, and associated expenses were adjusted.

	Year Ended December 31,
	2006	2007	2008
Expected option term	6.25 Yrs	6.25 Yrs	6.25 Yrs
Expected volatility factor	71.2%	67.0%	64.3%
Expected dividend yield	0%	0%	0%
Risk free interest rate	4.62%	4.42%	2.63%

  Stock Option Plans

        In January 2002, the Company and its stockholders adopted the 2002 Combined Incentive and Nonstatutory Stock Option Plan (the "2002 Plan"). In April 2000, the Company and its stockholders adopted the 2000 Combined Incentive and Nonstatutory Stock Option Plan (the "2000 Plan"). Under the 2002 Plan and the 2000 Plan, 1,000 and 333 shares of the Company's common stock were reserved for issuance, respectively, for incentive and nonqualified stock options to directors, officers and employees of and advisers to the Company at exercise prices as determined by the Board of Directors on the date of grant. These options have exercise prices and vesting terms established by a committee of the Board of Directors at the time of each grant. Vesting terms of outstanding options are generally four years. In no event are the options exercisable more than ten years after the date of grant. These plans were terminated by the Board of Directors effective in May 2006, and options to purchase 199 shares were no longer available for grant under the plans. In 2007, options to purchase an additional 266 shares were forfeited and then cancelled from these plans.

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

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2007	46	670	$18.13
Net increase in authorized shares	600	—	—
Options granted	(30)	30	2.34
Options forfeited	596	(596)	16.74
Options cancelled	(163)	—	—
Restricted stock cancelled	—	—	—
Options exercised	—	—	—

Outstanding at December 31, 2008	1,049	104	$21.54

MathStar, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except per share data)

5. Stock Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.72	4	9.95	$0.72	0	$—
$3.10-$5.35	11	7.49	$4.00	11	$4.00
$8.45	18	8.38	$8.45	5	$8.45
$17.25-$24.45	28	3.35	$19.50	26	$19.44
$30.00-$31.50	25	6.72	$30.60	23	$30.52
$41.25	18	3.02	$41.25	18	$41.25

	104	5.69	$21.54	83	$24.47

        Options outstanding at December 31, 2008 had an aggregate intrinsic value of $0, and options exercisable at December 31, 2008 had a weighted average contractual term of 4.97 years and an aggregate intrinsic value of $0.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2007 and 2008 was $3.49, $0.99 and $1.48, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2007 was $350 and $35, respectively. There were no options exercised during the year ended December 31, 2008. The total fair value of shares vested for the years ended December 31, 2006, 2007 and 2008 were $1,698, $1,890 and $896, respectively.

        The following table shows the status of the Company's unvested shares as of December 31, 2008 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	456	$6.92
Granted	25	1.39
Vested	(64)	7.87
Forfeited	(396)	6.42

Unvested at December 31, 2008	21	$6.87

        Stock options outstanding at December 31, 2008 include options to purchase 78 shares that were granted to non-employees and options to purchase 26 shares that were granted to employees. Compensation expense related to stock options that will be amortized into future operating expenses was $83 at December 31, 2008. That cost is expected to be recognized over a weighted-average period of 3.21 years.

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

5. Stock Based Compensation (Continued)

  Cheap Stock

        In 2005, the Company issued options to purchase 1,065 shares to certain employees at a price below the fair market value on the date of grant. Under Accounting Policy Bulletin, or APB, No. 25 "Accounting for Stock Issued to Employees", the difference between the fair value and the exercisable value is expensed over the vesting period of four years. This resulted in compensation expenses of $239 and $224 for the years ended December 31, 2006 and 2007. For the year ended December 31, 2008, we recaptured a net $3 due to the termination of employees in the quarter ended June 30, 2008. All options issued after our initial public offering were issued at the fair value at the date of grant, and no cheap stock expense was incurred. All cheap stock expense will be fully realized by the end of 2009.

6. Stockholders' Equity

  Authorized Shares

        The Company's authorized capital consists of 28,000 shares of capital stock, of which 18,000 shares have been designated as common stock ($0.01 per share par value), and 10,000 shares have been designated as preferred stock ($0.01 per share par value). In addition, as of December 31, 2008, 1,860 of the 18,000 shares of common stock had been reserved for issuance under the Company's stock option plans. Each share of common stock entitles the holder to one vote.

  Stock Split

        On May 23, 2008, the Board of Directors and stockholders declared a one-for-five reverse stock split. The accompanying financial statements and related notes give retroactive effect to this reverse stock split.

  Warrants

        In October 2006, in connection with its private placement, the Company issued warrants to purchase 1,367 common shares at an exercise price of $6.00 per share and an expiration date of October 2011. Of these warrants, 1,257 were issued to purchasers of the shares and 110 shares to the selling agent. As a condition of the private placement, and based on the $1.60 sale price of the additional shares issued in the June 2007 public offering, warrants to purchase an additional 493 shares were issued, consisting of warrants to purchase 453 shares issued to investors and warrants to purchase 40 shares issued to the private placement selling agent, and all warrants were revalued with an exercise price of $4.41.

        During 2007, the Company received net proceeds of $21 from the exercise of warrants to purchase 5 shares with an average exercise price of $4.80.

        During 2006, the Company received net proceeds of $512 from the exercise of warrants to purchase 253 shares with an average exercise price of $2.25.

        During 2005, the Company received net proceeds of $235 from the exercise of warrants to purchase 101 shares with an average exercise price of $2.33.

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

6. Stockholders' Equity (Continued)

        In November 2005, in connection with its initial public offering, the Company issued warrants to purchase 400 common shares to the selling agent at an exercise price of $7.20 per share expiring in October 2010.

        In connection with the issuance of convertible notes in April 2005, the Company issued warrants to purchase 367 common shares at an exercise price of $4.80 per share.

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

        Total stock-based compensation expense related to these warrants during the years ended December 31, 2006, 2007 and 2008 was $169, $2 and $0, respectively. The fair value of these warrants was measured as they were earned using the Black-Scholes option pricing model over the vesting period.

        The following table summarizes warrant activity:

	Warrants Outstanding	Price Range Per Share
Outstanding at December 31, 2005	1,984	$1.50—$10.50
Warrants issued	1,367
Warrants exercised	(253)
Warrants expired	(8)

Outstanding at December 31, 2006	3,090	$4.80—$10.50
Warrants issued	493
Warrants exercised	(5)
Warrants expired	(214)

Outstanding at December 31, 2007	3,364	$4.41—$7.20
Warrants issued	—
Warrants exercised	—
Adj. for 1 for 5 reverse split	(2,691)
Warrants expired	(40)

Outstanding at December 31, 2008	633	$22.05—$36.00

7. Income Taxes

        The Company has not recorded any income tax benefit for losses recorded since inception.

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

7. Income Taxes (Continued)

        The components of deferred income taxes are as follows:

	December 31,
	2007	2008
Net operating loss carryforwards	$42,288	$47,954
Research and experimentation credit carryforwards	3,582	3,886
Stock options, warrants, restricted stock, accrued expenses, reserves	778	696

Total deferred tax assets	46,648	52,536
Valuation allowance	(46,648)	(52,536)

Net deferred tax asset	$—	$—

        The Company has established valuation allowances to fully offset its deferred tax assets due to uncertainty about the Company's ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company's recent history of significant operating losses. The valuation allowance increased by $9,352, $8,344 and $5,888 for the years 2006, 2007 and 2008, respectively. Future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of significant changes in ownership. These limitations could result in expiration of these net operating loss carryforwards before they are utilized. For the years ended December 31, 2006, 2007 and 2008, the Company has generated federal net operating loss carryforwards of approximately $21,710, $18,600 and $15,116, respectively.

        The Company's federal net operating loss carryforwards and state net operating loss carryforwards expire in various calendar years from 2014 through 2028. Available research and development credit carryforwards at December 31, 2008, represent federal and state amounts of $3,231 and $1,007, respectively, with expiration dates in calendar years 2020 through 2028.

        The Company's effective income tax rate differs from the U.S. Federal income tax rate as shown below:

	2006	2007	2008
Tax expense (benefit) at the federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State income tax (benefit), net of federal income tax effect	(5.96)%	(5.76)%	(5.61)%
Research credits	(3.10)%	(2.51)%	(1.97)%
Permanent differences	1.80%	1.47%	(.04)%
Tax provision to tax return true-up	0.00%	0.00%	2.06%
Other	0.96%	0.83%	2.32%
Increase in valuation allowance	41.30%	40.97%	38.25%

Effective tax rate	0.00%	0.00%	0.00%

MathStar, Inc.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

8. 401(k) Savings Plan

        During 2000, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may make contributions to the plan at the discretion of the Board of Directors. The Company has made no contributions to the plan. The plan was terminated on December 31, 2008.

9. Commitments

  Operating Leases

        The Company leases its office and research facilities and certain office equipment under non-cancellable operating leases. Total rent expense under these operating leases was $1,163, $673 and $370 for the years ended December 31, 2006, 2007 and 2008, respectively.

        Future minimum lease payments under non-cancellable operating leases at December 31, 2008 are as follows:

Year Ending December 31,
2009	$345
2010	344
2011	226
2012	—
2013	—
2014 and thereafter	—

$915

  Other Long-term Commitments

        The Company has entered into a non-cancellable long-term commitment with Synopsys for the purchase of design tools. Payments under this agreement are $302 and $151 for the years ended December 31, 2009, and 2010, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

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

        Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework". Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

  Changes in Internal Controls Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        The following table sets forth information about the members of MathStar's board of directors as of March 1, 2009:

Name	Positions	Age	Director Since
Douglas M. Pihl	Chairman, Chief Executive Officer and Chief Financial Officer	69	April 1997
Benno G. Sand	Director, Chairman of the Audit Committee, member of the Compensation Committee	54	August 2001
Merrill A. McPeak	Director, Chairman of the Compensation Committee, member of the Audit Committee and Governance and Nominating Committee	73	October 2005
Michael O. Maerz	Director, member of the Governance and Nominating Committee and Compensation Committee	64	December 2006
Richard C. Perkins	Director, member of the Governance and Nominating Committee, Compensation Committee and Audit Committee	55	February 26, 2009

        Biographical information about our board members follows:

        Douglas M. Pihl has been Chairman and Chief Executive Officer of MathStar since he founded it in 1997. He was appointed as Chief Financial Officer on March 31, 2008. He also served as President of MathStar from 1997 until February 2008 and has again served in such capacity since August 1, 2008. He has been a director of Vital Images, Inc. (NASDAQ: VTAL) since May 1997 and was Chairman of the Board of Vital Images from December 1997 until September 2008. Vital Images is a leading provider of enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. In 1996, Mr. Pihl co-founded RocketCHiPS, Inc., a developer of high-speed silicon CMOS integrated circuits and related intellectual property aimed at the high-speed wired and wireless communications markets. He served as RocketCHiPS' Chairman and Chief Financial Officer until the company was sold to Xilinx, Inc. (NASDAQ: XLNX) in November 2000. Since January 1997, Mr. Pihl has been a director of Astrocom Corporation, a privately-held provider of redundant Internet access solutions. Astrocom was a publicly-held company that voluntarily filed for bankruptcy protection in July 2004 under Chapter 11 of the United States Bankruptcy Code. Astrocom emerged from bankruptcy protection in September 2004, and it became a non-reporting privately-held company in November 2004.

        Benno G. Sand has been a director of MathStar since August 2001. He is Executive Vice President, Business Development, Investor Relations and Secretary at FSI International, Inc. (NASDAQ: FSII), a global supplier of wafer-cleaning and resist-processing equipment and technology, and he has served in such positions since January 2000. Mr. Sand also serves on the board of Digitiliti, Inc. (DIGI: OTC), which develops and markets on-line management services. He also serves on the boards of several subsidiaries of FSI International and other privately-held companies. Throughout his career, Mr. Sand has served as a director of various public and private companies and several community organizations.

        General Merrill A. McPeak has been a director of MathStar since October 26, 2005, which was the effective date of MathStar's initial public offering. He is President of McPeak and Associates, a management consulting firm he founded in 1995. General McPeak was Chief of Staff of the Air Force from November 1990 to October 1994, when he retired from active military service. Before its merger into another public company, General McPeak was for several years Chairman of ECC International Corp., a Florida-based simulation and training company. He has served as a director of several other public companies, including Tektronix, Inc. and Trans World Airlines, Inc. (TWA). Currently, General McPeak is Chairman of the Board of Ethicspoint, Inc., a company providing confidential corporate governance compliance and "whistleblower" reporting services. He is a director of Del Global Technologies Corp. (OTC: DGTC.PK), GigaBeam Corporation (NASDAQ: GGBM), QPC Lasers, Inc. (OTC BB: QPCI.OB) and Point Blank Solutions, Inc. (PBSO.PK). He also serves on the boards of several other privately-held companies.

        Michael O. Maerz has been a director of MathStar since December 2006. He serves on the boards of directors of Mercy Corps, a leading international relief and development agency, and EasyOne AG, a software startup company focused on small business sales force and resource planning automation. From October 1998 until December 2002, he was Chairman and Chief Executive Officer of etrieve, Inc., a mobile office software and services company. From June 1996 to April 1998, Mr. Maerz was Chief Executive Officer of The Palace Inc., a joint venture between Intel Corporation, SoftBank and Time Warner. From January 1990 until June 1996, he was a Vice President and General Manager at Intel Corporation in Hillsboro, Oregon, where he planned and managed Intel's 1991 entry into the personal computer networking business.

        Richard C. Perkins has been a director of MathStar since February 26, 2009. He is a Chartered Financial Analyst, has been Executive Vice President and Portfolio Manager of Perkins Capital Management, Inc. since 1990, and has over 30 years of experience in the investment business. From 1978 until 1990, Mr. Perkins was an Investment Executive with Piper, Jaffray & Hopwood, Incorporated, an investment banking firm. From 1975 through 1977, he was a Grain Merchandiser with General Mills, Inc. Mr. Perkins served as President of the Board of Directors, YMCA Camp Olson in Rochester, Minnesota from 1983 through 1986 and from 2004 through 2006. He has also served on the Boards of several privately-held companies.

Executive Officers

        The following table identifies and sets forth information regarding MathStar's principal executive officer (that is, chief executive officer) who served as such during 2008 and the only individual other than the principal executive officer who was serving as an executive officer of MathStar as of December 31, 2008. Our executive officers have been appointed by our board of directors to hold office until their successors are elected and qualified or their earlier death, resignation or removal.

Name	Age(1)	Current Position(s) with MathStar	Executive Officer Since
Douglas M. Pihl	69	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	April 1997
John M. Jennings	55	Chief Accounting Officer and Secretary	March 2008

(1)
As of March 1, 2009.

        Douglas M. Pihl.    For biographical information for Douglas M. Pihl, see "Directors" above.

        John M. Jennings has been Chief Accounting Officer and Secretary of MathStar since March 2008 and the Controller of MathStar since July 2005. He is employed by Mathstar on a part-time, as-needed basis. Mr. Jennings also works as a Director of Finance for The Greenbrier Companies, Inc. (NYSE: GBX), a leading designer, manufacturer and marketer of railroad freight car equipment in North America and Europe. From August 2000 to July 2005, he was Corporate Controller at Synetics Solutions, Inc., a capital equipment manufacturer in the semiconductor industry. From February 1999 to July 2000, he was Division Controller at Exhibitgroup / Giltspur, a manufacturer of trade show and retail displays. From March 1993 to February 1999, he was Division Controller at Fiserv EFT, an outsource provider of electronic fund processing for financial institutions.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock and other equity securities. To the best of our knowledge, based solely on our review of the copies of such reports furnished to us or otherwise in our files and on written representations from our directors and executive officers, our executive officers and directors and persons who own more than 10% of our common stock complied with all applicable Section 16(a) filing requirements during 2008, except that Form 4s were inadvertently filed one day late for the automatic grant of options on December 12, 2008 to each of Benno G. Sand, Merrill A. McPeak, Morris Goodwin, Jr. (who resigned from the Board on February 23, 2009), and Michael O. Maerz.

Code of Business Conduct and Ethics

        Our Code of Business Conduct and Ethics ("Conduct Code") applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Governance and Nominating Committee of the board is responsible for overseeing the Conduct Code. Any waivers of the Conduct Code for directors and executive officers must be approved by MathStar's board of directors. The Conduct Code is available, free of charge, on our website at www.MathStar.com. We will also post any waivers or our Conduct Code for our directors or executive officers on our website. No waivers were considered or granted in 2008. You may also obtain a copy of our Conduct Code, free of charge, by writing to us at MathStar, Inc., Attention: Corporate Secretary, 19075 N.W. Tanasbourne Drive, Suite 200, Hillsboro, Oregon 97124.

Corporate Governance

        Shareholder Nominees to the Board.    There were no changes during 2008 to the procedures by which security holders may recommend nominees to the MathStar board. These procedures were described in MathStar's proxy statement dated April 21, 2008.

        Audit Committee. Throughout 2008, the Audit Committee of the MathStar board of directors consisted of Benno G. Sand (chairman), Merrill A. McPeak and Morris Goodwin, Jr. The board determined that each individual who served on the Audit Committee during 2008 was an "independent director" under Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market, Inc. and met the independence requirements of Rule 4350(d)(2)(A) of such Marketplace Rules. Richard C. Perkins was appointed to the Audit Committee effective on February 26, 2009 to fill the vacancy created by the resignation of Morris Goodwin, Jr. Based in part on the information set forth in Item 10 of this Part III set forth above regarding Benno G. Sand, MathStar's board of directors has determined that he is qualified as an "audit committee financial expert," as that term is defined in Item 401(h)(2) of Regulation S-K of the Securities and Exchange Commission.

Item 11.    Executive Compensation.

        The following table sets forth information about compensation awarded, earned by or paid to our named executive officers—our principal executive officer and the one other executive officer for whom we are required to disclose compensation under Item 402 of Regulation S-K—for the years ended December 31, 2008 and 2007.

Summary Compensation Table—2008 and 2007

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation($)(2)	All Other Compensation($)		Total($)
Douglas M. Pihl	2008	$216,286	$—	$—	$20,767	$—	$226,278	(3)	$463,331
President, Chief Executive	2007	$220,000	$—	$—	$12,951	$21,304	$8,159		$262,414
Officer and Chief Financial Officer
John M. Jennings	2008	$135,665	$—	$—	$11,153	$—	$85,011	(4)	$231,829
Chief Accounting Officer and	2007	$89,458	$—	$—	$9,590	$10,937	$4,318		$114,303
Secretary

(1)
The value of the option awards is the amount of the awards that MathStar recognizes for financial reporting purposes under SFAS No. 123(R). Refer to "Note 2—Significant Accounting Policies—Stock-Based Compensation" in this Annual Report on Form 10-K and in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the assumptions used in calculating the expense under SFAS No. 123(R).

(2)
Represents bonuses earned in 2007 and paid in February 2008.

(3)
Consists of $9,992 in health and life insurance premiums and a $216,286 severance payment, as described below.

(4)
Consists of $5,011 in health and life insurance premiums and an $80,000 severance payment, as described below.

        On May 15, 2008, in connection with the board's decision to curtail MathStar's operations, the board approved severance payments equal to twelve months of base pay for Douglas M. Pihl and six months of base pay for John M. Jennings. The severance payments are set forth in the Summary Compensation Table above. On May 15, 2008, the board also approved severance payments for other executive officers and employees of MathStar. The severance payments were paid between June 15, 2008 and July 31, 2008.

        Neither Douglas M. Pihl or John M. Jennings has an employment agreement or arrangement with MathStar. In addition, during 2008, MathStar did not approve or grant any bonus, option, restricted stock award, non-equity incentive plan award or other award to Mr. Pihl or Mr. Jennings.

        The following table sets forth information about unexercised options that were held at December 31, 2008 by the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)
Douglas M. Pihl	3,750	11,250	(1)	$8.45	5/16/2017	—	—
John M. Jennings	6,000	2,000	(2)	$31.50	7/15/2015	—	—
	750	2,250	(3)	$8.45	5/16/2017	—	—

(1)
The options vest as to 3,750 shares on each of May 16, 2009, 2010 and 2011 if Mr. Pihl is then an employee of MathStar.

(2)
The options vest as to all 2,000 shares on July 15, 2009 if Mr. Jennings is then an employee of MathStar.

(3)
The options vest as to 750 shares on each of May 16, 2009, 2010 and 2011 if Mr. Jennings is then an employee of MathStar.

General Description of the 2004 Incentive Plan

        All options described in the above table entitled "Outstanding Equity Awards at Fiscal Year-End—2008" are incentive stock options that were granted under the 2004 Incentive Plan. The following is a summary of the terms of the 2004 Incentive Plan.

        The 2004 Incentive Plan currently provides that the total number of shares of MathStar's common stock that may be subject to options, restricted stock awards and other equity awards granted under the 2004 Incentive Plan shall not exceed 1,200,000 shares. As of March 1, 2009, options to purchase 64,000 shares of MathStar common stock were outstanding under the 2004 Incentive Plan.

        The purpose of the 2004 Incentive Plan is to aid MathStar in recruiting and retaining employees, directors, independent contractors and other service providers to MathStar and to motivate such employees, directors, independent contractors and other service providers to exert their best efforts on behalf of MathStar by providing incentives through the grant of incentive stock options ("ISOs") qualified as such under Section 422 of the Internal Revenue Code of 1986 (the "Code") and nonqualified stock options ("NQOs" and, together with ISOs, "Options"), awards of restricted stock, stock appreciation rights, other stock-based awards, cash-based awards or any combination of such awards (collectively, the "Awards"). Management believes that MathStar benefits from the stock ownership opportunities and other benefits provided to participants under the 2004 Incentive Plan to encourage alignment of their interest in MathStar's success with that of other stakeholders.

        Administration.    The 2004 Incentive Plan is administered by the Compensation Committee of MathStar's board of directors, which has the exclusive power to make Awards and to determine when and to whom Awards will be granted under the 2004 Incentive Plan, other than the NQOs automatically granted to non-employee directors under the 2004 Incentive Plan. In addition, the Compensation Committee determines the form, amount and other terms and conditions of each Award, subject to the provisions of the 2004 Incentive Plan. The determinations made by the Compensation Committee under the 2004 Incentive Plan are not required to be made on a uniform basis and are final, binding and conclusive.

        Participants.    A participant in the 2004 Incentive Plan means an employee of MathStar or an "affiliate" (as the term "affiliate" is defined in the 2004 Incentive Plan) who is selected by the Compensation Committee to participate in the 2004 Incentive Plan; a director of MathStar who receives Options or Awards under the 2004 Incentive Plan; or any consultant, agent, advisor or independent contractor who is selected by the Compensation Committee to participate in the 2004 Incentive Plan and who renders bona fide services to MathStar or its affiliate. However, only employees of MathStar are eligible for selection to receive Options qualified as ISOs under Section 422 of the Code.

        Termination Date.    The 2004 Incentive Plan will terminate on the earlier of the date on which it is terminated by MathStar's board of directors or October 7, 2014. However, the termination of the 2004 Incentive Plan will not affect any Awards then outstanding under the 2004 Incentive Plan. The board of directors may amend, alter or discontinue the 2004 Incentive Plan. However, no amendment, alteration or discontinuation may be made by the board without the consent of a participant in the 2004 Incentive Plan if such action would diminish any of the rights of the participant under any Award held by the participant.

        Shares Subject to 2004 Incentive Plan.    The 2004 Incentive Plan currently provides that the total number of shares of MathStar's common stock that may be issued under the 2004 Incentive Plan is 1,200,000 shares, subject to adjustments as provided in the 2004 Incentive Plan. The shares to be issued under the 2004 Incentive Plan are authorized but unissued shares of MathStar's common stock. The number of shares of MathStar's common stock available under the 2004 Incentive Plan and under other equity Awards granted under the 2004 Incentive Plan, the exercise price of any Option and the exercise price of any stock appreciation right granted under the 2004 Incentive Plan will be appropriately adjusted upon any stock dividend, stock split, reverse stock split, reclassification, combination, exchange of shares or other similar recapitalizations of MathStar.

No Other Plans or Arrangements

        MathStar currently has no plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement. In addition, it has no contract, agreement, plan or arrangement that provides for payments to an executive officer in connection with the resignation, retirement or other termination of an executive officer, a change in control of MathStar, or a change in the executive officer's responsibilities following a change in control.

Compensation of Directors

        The following table sets forth certain information regarding the compensation paid by MathStar to its directors for the year ended December 31, 2008:

DIRECTOR COMPENSATION TABLE

Name(1)	Fees Earned or Paid in Cash	Option Awards(2)(3)	Total Compensation
Benno G. Sand	$26,250	$2,852	$29,102
Merrill A. McPeak	$26,500	$2,852	$29,352
Morris Goodwin, Jr.(4)	$22,500	$2,852	$25,352
Michael O. Maerz	$22,250	$34,979	$57,229

(1)
Douglas M. Pihl received no fees, options, awards or other compensation from MathStar during 2008 for serving as a director.

(2)
The amounts shown for option awards reflect the dollar amounts recognized by MathStar for financial statement reporting purposes for the year ended December 31, 2008 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), excluding the amount of forfeitures. Refer to "Note 2—Significant Accounting Policies—Stock-Based Compensation" in this Annual Report on Form 10-K for a discussion of the assumptions used in calculating fair value under SFAS No. 123(R). On December 12, 2008, each of Mr. Sand, Mr. McPeak, Mr. Goodwin and Mr. Maerz was automatically granted a ten-year option under the 2004 Incentive Plan to purchase 1,000 shares at an exercise price of $0.72 per share with a grant date fair value of $431. These options vest as to all of the shares on December 12, 2009, but only if the director is then a director of MathStar.

(3)
As of December 31, 2008, Mr. Sand had outstanding options to purchase 14,667 shares, which were vested as to 13,667 shares and not vested as to 1,000 shares; Mr. McPeak had outstanding options to purchase 8,000 shares, which were vested as to 7,000 shares and not vested as to 1,000 shares; Mr. Goodwin had outstanding options to purchase 8,000 shares, which were vested as to 7,000 shares and not vested as to 1,000 shares; and Mr. Maerz had outstanding options to purchase 14,000 shares, which were vested as to 11,333 shares and not vested as to 2,667 shares.

(4)
Mr. Goodwin resigned from the board on February 23, 2009.

        Director Fees.    Our non-employee directors receive a cash retainer of $1,500 per quarter plus a meeting fee of $750 per board meeting. The chairperson of the Audit Committee receives $1,000 per meeting of the Audit Committee, and the other members of the Audit Committee receive $750 per meeting of the Audit Committee. The chairpersons of the Compensation Committee and the Governance Committee receive $750 per Committee meeting, and the other members of such Committees receive $500 per committee meeting.

        Director Options.    Under the 2004 Incentive Plan, non-employee directors automatically receive an option to purchase 5,000 shares of MathStar's common stock when they are initially elected or appointed to our board, which vests as to one-third of the shares subject to the option on the first, second and third anniversary dates of the date of grant so long as they are directors of MathStar. Non-employee directors also automatically receive an option to purchase 1,000 shares upon each anniversary date of the initial grant to them so long as they are then MathStar directors, which vests as to all of the shares subject to the option on the first anniversary date of the date of grant of the option if they are then directors of MathStar. The exercise price of these options is equal to the closing price of our common stock on the grant date of the option, and all options expire 10 years after the date of grant. Under the automatic grant provisions of the 2004 Incentive Plan, on December 12, 2008, Messrs. Sand, McPeak, Goodwin and Maerz each received an option to purchase 1,000 shares at an exercise price of $0.72 per share.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes equity securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of Outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in First column)
Equity compensation plans approved by stockholders(1)	103,769	$21.54	1,049,020
Equity compensation plans not approved by stockholders	—	—	—

Total	103,769		1,049,020

(1)
Consists of the 2004 Incentive Plan, the 2002 and 2000 Combined Incentive and Non-Statutory Stock Option Plans and the Digital MediaCom, Inc. 1999-2000 Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

        The following table contains certain information regarding the beneficial ownership as of March 1, 2009 (except as otherwise indicated) of our common stock by (i) each person who is known by MathStar to own beneficially more than 5% of the outstanding shares of our common stock; (ii) each director of MathStar; (iii) each executive officer of MathStar named in the Summary Compensation Table set forth under the section of this Annual Report on Form 10-K in Item 11 entitled "Executive Compensation;" and (iv) all current executive officers and directors as a group. This information is based on information received from or on behalf of the named individuals. Unless otherwise indicated, the address of each stockholder listed in the following table is c/o MathStar, Inc., 19075 N.W. Tanasbourne Drive, Suite 200, Hillsboro, Oregon 97124.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Shares Outstanding(2)
S. Muoio & Co. LLC 509 Madison Avenue, Suite 446 New York, New York 10022	634,100	(3)	6.9%
Zanett Opportunity Fund, Ltd 635 Madison Avenue, 15th Floor New York, New York 10022	604,103	(4)	6.6%
Douglas M. Pihl	341,171	(5)	3.7%
Benno G. Sand	16,334	(6)	*
Merrill A. McPeak	9,800	(7)	*
Michael O. Maerz	11,333	(8)	*
John M. Jennings	6,750	(9)	*
Richard C. Perkins	148,441	(10)	1.6%
All current executive officers and directors as a group (6 persons) (11)	533,829	(12)	5.8%

*
Less than one percent

(1)
Each person has sole voting and sole dispositive power with respect to all outstanding shares, except as noted.

(2)
Based on 9,181,497 shares outstanding as of March 1, 2009. Such number does not include 736,853 shares of common stock issuable upon exercise of stock options and warrants outstanding as of March 1, 2009. Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which could be purchased by the indicated person(s) on March 1, 2009 or within 60 days of March 1, 2009 upon the exercise of stock options and warrants.

(3)
Reflects information derived from Amendment No. 1 to a Schedule 13D filed on February 12, 2009 with the Securities and Exchange Commission ("SEC") by S. Muoio & Co. LLC ("SMC") and Salvatore Muoio. According to the Schedule 13D, as amended, Mr. Muoio and SMC share voting and dispositive power with respect to these shares, and Mr. Muoio is the managing member of SMC, an investment management firm that serves as the general partner and/or investment manager to a number of private investment vehicles and managed accounts.

(4)
Reflects information derived from Amendment No. 1 to a Schedule 13D filed on February 20, 2009 with the SEC by Zanett Opportunity Fund, Ltd. ("ZOF"), Lombardier Management, Ltd.

  ("LML") and Zachary McAdoo. According to the Schedule 13D, as amended, ZOF has sole voting and dispositive power with respect to these shares, and LML and Mr. McAdoo share voting and dispositive power with respect to these shares. Also according to the Schedule 13D, as amended, ZOF is a Bermuda Exempted Mutual Fund Company managed by LML, investment manager to ZOF, and Mr. McAdoo is the portfolio manager on behalf of LML.

(5)
Includes 270,501 shares owned by only Mr. Pihl and 66,920 shares jointly owned by Mr. Pihl and his wife. Also includes options to purchase 3,750 shares. Does not include 25,634 shares and warrants to purchase 12,527 shares owned by Mr. Pihl's wife, of which Mr. Pihl disclaims beneficial ownership. Mr. Pihl also disclaims beneficial ownership of 1,601 shares owned by irrevocable trusts for which Mr. Pihl was the grantor and another individual is the trustee. Ms. Pihl disclaims beneficial ownership of the shares held only in Mr. Pihl's name.

(6)
Consists of 2,667 outstanding shares and options to purchase 13,667 shares.

(7)
Consists of 2,800 outstanding shares and options to purchase 7,000 shares.

(8)
Consists of options to purchase 11,333 shares.

(9)
Consists of options to purchase 6,750 shares.

(10)
Includes 143,110 shares held in client accounts for which Perkins Capital Management, Inc. is the investment advisor. As the holder of 20% of the outstanding equity interests of Perkins Capital Management, Inc., Richard C. Perkins has shared dispositive power over all 143,110 shares and, therefore, may be deemed to have beneficial ownership over the shares. Of those 143,110 shares, Richard C. Perkins may be deemed to have shared voting power over 53,081 shares. Also includes 667 shares owned by the Perkins Foundation, of which Richard C. Perkins is a trustee and thus has both shared voting and dispositive power over these shares. Does not include 2,000 shares held in the Perkins Capital Management, Inc. Profit Sharing Plan, of which Richard C. Perkins disclaims beneficial ownership. Includes warrants to purchase 4,664 shares held in client accounts for which Perkins Capital Management, Inc. is the investment advisor. As the holder of 20% of the outstanding equity interests of Perkins Capital Management, Inc., Richard C. Perkins has shared dispositive power over these warrants.

(11)
Consists of Messrs. Pihl, Sand, McPeak, Maerz, Jennings and Perkins.

(12)
Consists of 486,665 outstanding shares, warrants to purchase a total of 4,664 shares and options to purchase a total of 42,500 shares.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

        During 2008, there were no transactions with related persons, promoters or control persons within the meaning of Item 404 of Regulation S-K in which MathStar was involved.

Independence of Directors

        MathStar's board determined that all of the non-employee directors who served as directors throughout 2008 (consisting of Benno G. Sand, Merrill A. McPeak, Morris Goodwin, Jr. and Michael O. Maerz) were independent directors under Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market, Inc. and met the independence requirements of Rule 4350(d)(2)(A) of such Marketplace Rules.

Item 14.    Principal Accountant Fees and Services.

Audit and Other Professional Fees

        The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of MathStar's annual financial statements for MathStar's last two fiscal years and fees billed for other services rendered by PricewaterhouseCoopers LLP during those years are set forth in the following table:

	2007	% Pre-approved by Audit Committee	2008	% Pre-approved by Audit Committee
Audit fees	$322,705	100%	$172,800	100%
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	1,500	100%	—	100%

Total	$324,205		$172,800

Pre-Approval Policies

        As provided in the Audit Committee Charter, all audit and non-audit services performed by PricewaterhouseCoopers LLP, and all audit services performed by other independent registered public accounting firms, are pre-approved by the Audit Committee. These services include, but are not limited to, the annual financial statement audit, reviews of quarterly financial statements, compliance with the Sarbanes-Oxley Act of 2002, tax compliance assistance and tax consulting and assistance.

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
3.2
Certificate of Amendment of the Certificate of Incorporation of MathStar, Inc. filed with the Delaware Secretary of State on May 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2008).
3.3	By-laws of MathStar, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).
4.1	Form of common stock certificate of MathStar, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).
10.1	Letter agreement dated July 24, 2007, amending Lease dated June 1, 2005 as amended September 23, 2005, by and between Mark Tanasbourne LLC and MathStar, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (filed electronically herewith).

Exhibit No.	Description of Exhibit
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (filed electronically herewith).
32.01	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed electronically herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 31, 2009	MATHSTAR, INC.
/s/ DOUGLAS M. PIHL Douglas M. Pihl President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009:

Signature	Title
/s/ DOUGLAS M. PIHL Douglas M. Pihl	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)
/s/ JOHN M. JENNINGS John M. Jennings	Chief Accounting Officer (Principal Accounting Officer)
/s/ BENNO G. SAND Benno G. Sand	Director
/s/ MERRILL A. MCPEAK Merrill A. McPeak	Director
/s/ MICHAEL O. MAERZ Michael O. Maerz	Director

MathStar, Inc
Valuation and Qualifying Accounts
(in thousands)

	Balance at the Beginning of period	Charged to costs and expenses	Charged to other accounts	Write-offs, net of recoveries	Balance at end of period
Fiscal Year ended December 31, 2006
Allowance for excess and obsolete inventory	$29	$90	$—	$18	$101
Allowance for deferred taxes	28,952	9,352			38,304

	$28,981	$9,442	$—	$18	$38,405

Fiscal Year ended December 31, 2007
Allowance for excess and obsolete inventory	$101	$106	$—	$—	$207
Allowance for deferred taxes	38,304	8,344			46,648

	$38,405	$8,450	$—	$—	$46,855

Fiscal Year ended December 31, 2008
Allowance for excess and obsolete inventory	$207	$772	—	$533	446
Allowance for deferred taxes	46,648	5,888			52,536

	$46,855	$6,660	—	$533	$52,982

S-1