Form 10-Q
period 2009-03-31
MATHSTAR INC
filed 2009-05-15
CIK 1118037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 30, 2009
Common stock, $0.01 par value	9,181,497

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)

	December 31, 2008	March 31, 2009

Assets
Current assets
Cash and cash equivalents	$11,767	$14,004
Investments in marketable securities – short term	2,530	—
Accounts receivable	176	—
Prepaid expenses and other current assets	222	134
Total current assets	14,695	14,138
Property and equipment, net	60	58
Investments in marketable securities – long term	785	778
Put option	26	26
Other assets	23	21
Total assets	$15,589	$15,021

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16	$51
Accrued expenses	519	328
Total current liabilities	535	379
Other long term liabilities	151	151
Total liabilities	686	530

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 18,000 shares authorized; 9,181 shares issued and outstanding at December 31, 2008 and March 31, 2009	92	92
Additional paid-in capital	155,924	155,939
Accumulated deficit	(141,113)	(141,540)
Total stockholders’ equity	14,903	14,491

Total liabilities and stockholders’ equity	$15,589	$15,021

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2009

Revenue	$226	$—
Cost of sales	291	—
Gross loss	(65)	—
Operating expenses:
Research and development	3,552	—
Selling, general and administrative	2,093	458
Total operating expenses	5,645	458
Operating loss	(5,710)	(458)
Interest income	280	35
Other income (expense), net	37	(4)
Net loss	$(5,393)	$(427)
Basic and diluted loss per share	$(0.59)	$(0.05)
Weighted average basic and diluted shares outstanding	9,181	9,181

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2009

Cash flows from operating activities
Net loss	$(5,393)	$(427)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	57	2
Amortization of discount on held-to-maturity securities	16	3
Mark to market, trading securities	—	7
Non-cash changes in inventory reserves	225	—
Stock-based compensation	134	15
Gain on sale of marketable securities	(42)	—
Foreign currency remeasurement	3	4
Change in operating assets and liabilities
Accounts receivable	165	176
Inventory	(485)	—
Prepaid expenses and other assets	320	90
Accounts payable	(260)	35
Deferred revenue	(129)	—
Accrued expenses	(60)	(195)
Net cash used in operating activities	(5,449)	(290)

Cash flows from investing activities
Purchase of property and equipment	(28)	—
Proceeds from sale of held-to-maturity securities	7,170	2,527
Proceeds from sale of available-for-sale securities	2,610	—
Purchase of held-to-maturity securities	(2,931)	—
Purchase of available-for-sale securities	(2,685)	—
Restricted cash	(2)	—
Net cash provided by investing activities	4,134	2,527

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash	(3)	—
Net (decrease) increase in cash and cash equivalents	(1,318)	2,237
Cash and cash equivalents
Beginning of period	4,339	11,767
End of period	$3,021	$14,004

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1.                                      Basis of Presentation and Going Concern

The accompanying interim condensed consolidated financial statements of MathStar, Inc. (“MathStar” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosure required by U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the quarter ended March 31, 2009, MathStar, Inc. closed its two wholly-owned subsidiaries, MathStar Holdings B.V. and MathStar Limited.

The interim financial information is unaudited, but it reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial results are not necessarily indicative of results to be expected in future interim or annual periods. The interim financial statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2008, sales did not materialize as expected, and our development of the next generation of FPOA chip fell even further behind schedule. As a result, on May 20, 2008, the Board of Directors voted to suspend research and development activities and ongoing operations while analyzing strategic alternatives to protect shareholder value. The Board of Directors continues to explore these strategic alternatives, which could include merger, acquisition, increasing operations in another structure or liquidation. MathStar has engaged a third party investment banking firm to explore the sale of intellectual property and patents and potential merger and acquisition alternatives.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Although the Company has incurred recurring losses and negative cash flows from operations, we have met all financial obligations with vendors, key suppliers, and strategic partners, both prior and subsequent to curtailing operations. We have sufficient cash and investments to meet all known obligations as well as projected expenditures for the next twelve months at current spending levels. However, because we have not committed to any of the strategic alternatives being evaluated, we cannot predict our long-term cash needs or ultimate cash requirements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basic earnings per share are computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period, including stock options and warrants using the treasury stock method. For the three months ended March 31, 2008 and March 31, 2009 options and warrants to purchase shares of common stock were not included in the computation of net loss per share, as their effect was antidilutive.

2.             Restructuring and Impairment Charges

During the three months ended June 30, 2008, the Company announced a curtailment of operations as it evaluated strategic alternatives to preserve shareholder value.  This decision resulted in restructuring and impairment charges of $3,500 in 2008.  Management determined that it was highly likely that certain operational assets would not be used and no alternatives existed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” issued by the Financial Accounting Standards Board (“FASB”), these assets were deemed to be impaired and either held-for-sale or abandoned and written down to their fair market value.  A plan to locate potential buyers was put in place for their disposal, and no further depreciation expense will be charged to the Company’s operating activity for these assets. In addition, the Company evaluated assets that were not abandoned or held-for-sale and determined that the estimated useful lives of these assets should be shortened.  As well, in accordance with SFAS No. 146 issued by the FASB, “Accounting for Costs Associated with Exit or Disposal Activities”, certain one-time charges relating to severance to terminated employees, and fees associated with early contract terminations no longer used and giving economic benefit to the Company, were recorded. As the liabilities for these charges were settled, payment was made against the liability, and there will not be any further impact on the Company’s operating results.

Twelve Months Ended December 31, 2008
Inventory abandoned	$349
Increase in excess and obsolete reserve	533
Charged to cost of sales	882
Severance	1,506
Fair market adjustment of assets held-for-sale	328
Contract termination	57
Assets abandoned	727
Charged to operating expenses as restructuring and impairment charges	2,618
Total charges for restructuring and impairment	$3,500

Below is the detail of restructuring and impairment charges for the three months ended March 31, 2009.

Restructuring Liability
Liability as of December 31, 2008	$4
Additions	—
Payments	(4)
Liability as of March 31, 2009	$—

Management believes that no further charges will be incurred for this activity, except for potential termination of non-cancellable lease liabilities for the Hillsboro, Oregon facility, which will depend on the strategic direction chosen by the Company. The amount of the potential lease termination liability will not be known until the strategic direction is identified. Total future lease commitments remaining under this lease are $806 as of March 31, 2009.

3.             New Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the second quarter of fiscal year 2009. The Company does not expect the adoption of FSP 157-4 to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, on-other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. The Company does not expect the adoption of FSP 115-2/124-2 to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009.

4.     Selected Balance Sheet Information

Investment Securities

	December 31, 2008	March 31, 2009
Short-term
Held-to-maturity
Corporate bonds and notes	$2,530	$—
Total short-term investments	2,530	—

Long-term
Trading
Auction preferred securities	785	778
Total long-term investments	785	778

Total investments	$3,315	$778

All held-to-maturity securities with fixed maturity dates matured in the quarter ended March 31, 2009 on their original scheduled maturity date.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/09	(Level 1)	(Level 2)	(Level 3)
Put option	$26	—	—	$26
Trading securities	778	—	—	778
Total	$804	—	—	$804

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

The Company generally invested in these securities as part of its overall cash management program. During the first quarter of 2008, the Company’s APS failed to auction due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, the fund redeems outstanding APS or an active secondary market is created and a buyer is identified outside of the auction process.

At March 31, 2009, there was insufficient observable APS market information available to determine the fair value of the Company’s investments in APS. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Despite the failed auctions, the Company’s APS continue to be highly rated by the rating agencies. Of the original $2,680 in APS purchased, $1,852 was redeemed on May 27, 2008 at face value.

As further required by SFAS No. 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation at March 31, 2009.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Preferred Securities
Beginning balance as of December 31, 2008	$26	$785
Total gains (losses) realized/unrealized included in earnings	—	(7)
Purchases	—	—
Settlements	—	—
Issuance of put option	—	—
Ending balance as of March 31, 2009	$26	$778

On November 14, 2008, we accepted an offer from UBS AG (“UBS”), providing us with rights related to our APS (the “Rights”). The Rights permit us to require UBS to purchase our APS at any time during the period from June 30, 2010 until July 2, 2012 at par value, which is defined as the price equal to the liquidation preference of the APS plus accrued but unpaid dividends or interest. Conversely, UBS has the right, in its discretion, to purchase or sell our APS at any time until July 2, 2012 so long as we receive payment at par value upon any sale or disposition. We expect to sell our APS under the Rights. However, if the Rights are not exercised before July 2, 2012, they will expire, and UBS will have no further rights or obligation to buy our APS. So long as we hold our APS, they will continue to accrue interest as determined by the auction process or the terms of the APS if the auction process fails. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with SFAS No. 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free-standing asset separate from the APS. Upon acceptance of the offer from UBS, we recorded $26 as the fair value of the put option asset with a corresponding credit to interest income, net. The put option does not meet the definition of a derivative instrument under SFAS No. 133. Therefore, we have elected to measure the put option at fair value under SFAS No. 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the APS. As a result, gains and losses will be included in earnings in future periods. We expect that future changes in the fair value of the put option will approximate fair value movements in the related APS; however, during the quarter ended March 31, 2009, the fair value of the put option did not materially change. Prior to accepting the UBS offer, we recorded our APS as investments available-for-sale. We recorded unrealized gains and losses on our available-for-sale debt securities, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. Such an unrealized loss did not reduce net income for the applicable accounting period.

Inventory

	December 31, 2008	March 31, 2009
Finished goods	$446	$446
Less: reserve for excess and obsolete inventory	(446)	(446)
Total inventory, net	$—	$—

Prepaid and Other Current Assets

	December 31, 2008	March 31, 2009
Interest receivable	$61	$—
Prepaid insurance	105	77
Prepaid rent	26	27
Other	30	30
Total prepaid and other current assets	$222	$134

Property and Equipment

	December 31, 2008	March 31, 2009
Computer equipment	$50	$50
Purchased software	91	91
Furniture and fixtures	198	198
	$339	$339
Less: Accumulated depreciation	(279)	(281)
Total property and equipment, net	$60	$58

Depreciation expense was $52 and $2 for the three months ended March 31, 2008 and 2009, respectively.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, assets that are no longer used in operations and held for sale should be written down to the expected fair market value and depreciation ceased as of the determination date.

Other Assets

	December 31, 2008	March 31, 2009
Deposits	$23	$21
Total other assets	$23	$21

Accrued Expenses

	December 31, 2008	March 31, 2009

Accrued rent	$47	$45
Accrued compensation	9	—
Accrued professional fees	148	118
Accrued license contracts	302	151
Accrued restructuring charges	4	—
Other	9	14
Total accrued expenses	$519	$328

5.             Subsequent Events

On May 7, 2009, the Company entered into an agreement with its Chief Executive Officer under which the parties amended a previously existing severance agreement. Under the original agreement, a severance payment was made to the Chief Executive Officer totaling $216,286 in July 2008. Because it was not the Board of Director's intent to pay the Chief Executive Officer a severance payment until his employment with the Company was severed, the Company entered into an amended agreement under which the Chief Executive Officer paid back to the Company the severance payment, net of withholdings, plus interest, totaling $119,441, which has been received by the Company.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in our Annual Report on Form 10-K filed on March 31, 2009.

Business Overview

 Until we curtailed operations in the second quarter of 2008, we were a fabless semiconductor company engaged in the development, marketing and selling of our high-performance, programmable platform field programmable object array, or FPOA chips and design tools required to program our chips. During the three months ended March 31, 2008, sales did not materialize as expected, and our development of the next generation of FPOA chips fell behind schedule. As a result, on May 20, 2008, the Board of Directors voted to suspend research and development activities and curtail ongoing operations while analyzing strategic alternatives. The Board of Directors continues to explore these strategic alternatives, which could include restarting the company, merging with or acquiring another company, increasing operations in another structure or liquidation. We have engaged a third party investment banking firm to explore the sale of intellectual property and patents and potential merger and acquisition alternatives.

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There were no changes in critical accounting policies in the three months ended March 31, 2009.

Results of Operations

Three Months Ended March 31, 2008 and 2009

Revenue. There was no revenue for the three months ended March 31, 2009 compared to $226,000 for the same period last year. The revenue for the period ended March 31, 2008 consisted of the sale of production FPOA chips.  Future short-term revenue could be generated from sales of production chips we have in inventory. Long-term revenue opportunities will be based on the strategic direction chosen by the Board of Directors.

Cost of Sales. There was no cost of sales for the three months ended March 31, 2009 compared to $291,000 for the three months ended March 31, 2008. Costs of sales in the first quarter of 2008 included external chip costs and a noncash charge of $243,000 for excess and obsolete inventory comprised primarily of tool licenses that were to expire prior to being sold or renewed. The forecasted demand for tool licenses declined due to the change in our business strategy to focus on a few customers at a system level.

Research and Development. All research and development activity has been suspended, and no expenses were incurred during the three months ended March 31, 2009.  For the three months ended March 31, 2008, there were research and development expenses of $3,552,000.  Any future research and development costs will depend on the strategic direction of the company and the timing for executing the plan.

Selling, General and Administrative.  For the three months ended March 31, 2009, selling, general and administrative expenses were $458,000 compared to $2,093,000 for the three months ended March 31, 2008. The $458,000 consisted of personnel expenses of $111,000, outside services and contractors of $33,000, legal and accounting fees of $94,000, facility costs of $79,000, insurance costs of $29,000, payments to investment bankers and consultants associated with the sale of the IP and strategic opportunities of $93,000, and other costs of $19,000.  For the three months ended March 31, 2008, expenses included personnel costs of $1,436,000, consulting, professional fees and outside services of $240,000, travel of $125,000, facility and depreciation of $80,000, advertising of $39,000, insurance of $39,000 and other expenses of $134,000.  Excluding expenses associated with investigating strategic alternatives and IP sales, we believe our expenses are at the lowest sustainable level possible while still meeting the requirements of a public company.  Any changes in this level will depend on the strategic direction of the company chosen by the Board of Directors.

Restructuring and Impairment Charges. For the three months ended March 31, 2009, we did not record any restructuring and impairment charges. See further discussion of these restructuring and impairment charges in Note 2 of the financial statements.

Other Income (Expense). For the three months ended March 31, 2009, other income decreased by $286,000 or 90% to $31,000 compared to $317,000 for the three months ended March 31, 2008. The decrease was the result of $245,000 less interest income earned on lower investment balances and a combined loss on foreign currency translation and loss on asset sale of $41,000.

Liquidity and Capital Resources

In response to the Board of Director’s decision to curtail operations and evaluate our strategic alternatives, staff was reduced to two key individuals, a full-time Chief Executive Officer / Chief Financial Officer and a part-time Chief Accounting Officer, and support contractors on an as-needed basis to sustain the Company’s corporate structure and activities and plan its strategic direction. We have sufficient cash and investments to satisfy all outstanding obligations and to initiate actions based on the strategic direction when determined by the Board of Directors.

In January 2008, we purchased $2,680,000 of investments comprised of auction preferred securities (APS). All of our APS are AAA rated by one of the major credit rating agencies.  Since mid-February 2008, we have experienced failed auctions for our entire APS portfolio, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an auction failure, the interest rates on the APS do not reset at a market rate but instead reset based on a formula contained in the APS, which generally is higher than the current market rate. The issuer of the APS redeemed $1,852,000 of the securities on May 27, 2008 and is actively putting a plan in place to redeem the remainder. Our APS were purchased through UBS Financial Services. On August 8, 2008, UBS announced that it reached a settlement with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other regulatory agencies to restore liquidity to holders of APS.  We do not currently need these funds to satisfy outstanding obligations or meet short-term operating requirements.

We classified our APS as trading securities, which has resulted in a $50,000 cumulative adjustment to the carrying value of our APS to mark them to fair value. If uncertainties in the credit and capital markets continue, if the credit worthiness of the issuer deteriorates, if UBS does not comply with the settlement provisions or if we no longer have the ability to hold these investments, we may be required to recognize additional impairment charges on our APS holdings or a loss on their disposition.

Our future capital requirements will depend on many factors, including the strategic direction the company chooses, the amount of any sales, the type and structure of any strategic transaction into which we enter, and working capital needs. We believe that our cash on hand and our investment securities will be sufficient to meet our current obligations as well as projected expenditures for the next twelve months at current spending levels. However, our long-term financing requirements will depend significantly on the strategic direction we choose to take. We cannot quantify our long-term cash requirements until a strategic alternative is decided. Should cash and investments and revenues generated from a strategic alternative not meet our needs, we may need to raise funds through the issuance of debt or equity securities. These securities may have rights senior to those currently associated with our common stock, and they could contain covenants that would restrict our operations. If we are unable to obtain additional financing, we may be unable to continue our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $290,000 and $5,449,000 for the three months ended March 31, 2009 and 2008, respectively. Net cash used for operating activities for the three months ended March 31, 2009 was to pay outstanding liabilities and ongoing expenses of the company of $201,000 and $93,000 in investment banking fees used in evaluating strategic alternatives. Net cash used for the three months ended March 31, 2008 was to fund chip development, fund the promotion of current products and pay general and administrative costs.

Net Cash Provided (Used) by Investing Activities

Net cash provided by investing activities was $2,527,000 and $4,134,000 for the three months ended March 31, 2009 and 2008, respectively.  Net cash provided by investing activities for the three months ended March 31, 2009 was from the proceeds from the sale of investments.  Net cash provided by investing activities in the three months ended March 31, 2008 was from the sale of securities of $4,164,000 less $28,000 for the purchase of equipment, and $2,000 for the increase of restricted cash.

Net Cash Provided by Financing Activities

There were no financing activities for the three months ended March 31, 2009 and 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash equivalents and investments. We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks. Included in our investments are APS. The APS auctions have historically provided a liquid market for these securities, as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the APS held by us have experienced failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders, making the liquidity of the securities questionable. Despite the failed auctions, our APS continue to be highly rated by the rating agencies. We believe we will have full redemption of all APS at par. If all APS are not redeemed, it could have a negative effect on the liquidity of our funds available for strategic alternatives.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1.   Legal Proceedings

We are currently not a party to any legal proceedings.

Item 1A.   Risk Factors

There are many factors that may affect our future operating results and financial condition. Some of these risk factors are described in the section entitled “Risk Factors” beginning on page 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009 (“2008 Form 10-K”). Other information included in this Quarterly Report on Form 10-Q also should be carefully considered. The risks and uncertainties described in our 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations and financial condition. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MathStar, Inc.
(Registrant)

Date: May 15, 2009	By:	/s/ Douglas M. Pihl
Douglas M. Pihl
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Certificate of Incorporation of MathStar, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the Securities and Exchange Commission (“SEC”) on August 3, 2005 (File No. 333-127164) (the “Registration Statement”)).

3.2	By-laws of MathStar, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of MathStar, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith electronically).