Form 10-Q
period 2009-06-30
MATHSTAR INC
filed 2009-08-14
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 31, 2009
Common stock, $0.01 par value	9,181,497

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)

	December 31, 2008	June 30, 2009

Assets
Current assets
Cash and cash equivalents	$11,767	$13,671
Investments in marketable securities – short term	2,530	—
Accounts receivable	176	—
Prepaid expenses and other current assets	222	105
Total current assets	14,695	13,776
Property and equipment, net	60	56
Investments in marketable securities – long term	785	793
Put option	26	11
Other assets	23	19
Total assets	$15,589	$14,655

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16	$48
Accrued expenses	519	621
Total current liabilities	535	669
Other long term liabilities	151	—
Total liabilities	686	669

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 18,000 shares authorized; 9,181 shares issued and outstanding at December 31, 2008 and June 30, 2009	92	92
Additional paid-in capital	155,924	155,954
Accumulated deficit	(141,113)	(142,060)
Total stockholders’ equity	14,903	13,986

Total liabilities and stockholders’ equity	$15,589	$14,655

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Revenue	$54	$—	$280	$—
Cost of sales	904	—	1,195	—
Gross profit (loss)	(850)	—	(915)	—
Operating expenses:
Research and development	3,542	—	7,094	—
Selling, general and administrative	1,469	538	3,562	996
Restructuring and impairment charges	2,601	—	2,601	—
	7,612	538	13,257	996
Operating loss	(8,462)	(538)	(14,172)	(996)
Interest income	210	18	490	53
Other income (loss), net	(11)	—	26	(4)
Net loss	$(8,263)	$(520)	$(13,656)	$(947)

Basic and diluted loss per share	$(0.90)	$(0.06)	$(1.49)	$(0.10)

Weighted average basic and diluted shares outstanding	9,181	9,181	9,181	9,181

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2009

Cash flows from operating activities
Net loss	$(13,656)	$(947)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	111	4
Loss on asset disposal	48	—
Asset impairment charges	1,006	—
Amortization of discount on held-to-maturity securities	39	3
Loss on sale of available-for-sale securities	7	—
Mark to market, trading securities	—	(8)
Mark to market, put option	—	15
Non-cash changes in inventory reserves	734	—
Stock-based compensation	(9)	30
Restructuring charges	563	—
Gain on sale of marketable securities	(42)	—
Foreign currency remeasurement	7	4
Change in operating assets and liabilities
Accounts receivable	214	176
Inventory	(111)	—
Prepaid expenses and other assets	703	121
Accounts payable	(692)	32
Deferred revenue	(162)	—
Accrued expenses	(785)	(53)
Net cash used in operating activities	(12,025)	(623)

Cash flows from investing activities
Purchase of property and equipment	(50)	—
Proceeds from sale of equipment	21	—
Proceeds from sale of held-to-maturity securities	13,058	2,527
Proceeds from sale of available-for-sale securities	4,460	—
Purchase of held-to-maturity securities	(2,931)	—
Purchase of available-for-sale securities	(2,685)	—
Restricted cash	(2)	—
Net cash provided by investing activities	11,871	2,527

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash	(3)	—
Net (decrease) increase in cash and cash equivalents	(157)	1,904
Cash and cash equivalents
Beginning of period	4,339	11,767
End of period	$4,182	$13,671

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

1.                                      Basis of Presentation and Going Concern

The accompanying interim condensed consolidated financial statements of MathStar, Inc. (“MathStar” or the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosure required by U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the quarter ended March 31, 2009, MathStar, Inc. closed its two wholly-owned subsidiaries, MathStar Holdings B.V. and MathStar Limited.

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

During the three months ended March 31, 2008, sales did not materialize as expected, and our development of the next generation of FPOA chips fell even further behind schedule. As a result, on May 20, 2008, the Board of Directors voted to suspend research and development activities and ongoing operations while analyzing strategic alternatives to protect shareholder value. The Board of Directors continues to explore these strategic alternatives, which could include merger, acquisition, increasing operations in another structure or liquidation. MathStar has engaged third party investment banking firms to explore the sale of intellectual property and patents and potential merger and acquisition alternatives.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Although the Company has incurred recurring losses and negative cash flows from operations, we have met all financial obligations with vendors, key suppliers, and strategic partners, both prior and subsequent to curtailing operations. We have sufficient cash and investments to meet all known obligations as well as projected expenditures for the next twelve months at current spending levels. However, because we have not definitively committed to any of the strategic alternatives being evaluated, we cannot predict our long-term cash needs or ultimate cash requirements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basic earnings per share are computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the period. The diluted earnings per share calculation discloses the impact of all potential dilutive common shares outstanding during the period, including stock options and warrants using the treasury stock method. For the three months and six months ended June 30, 2008 and June 30, 2009, options and warrants totaling 693,903 to purchase shares of common stock were not included in the computation of net loss per share, as their effect was antidilutive.

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

Twelve Months Ended December 31, 2008
Inventory abandoned	$349
Increase in excess and obsolete reserve	533
Charged to cost of sales	882
Severance	1,506
Fair market adjustment of assets held-for-sale	328
Contract termination	57
Assets abandoned	727
Charged to operating expenses as restructuring and impairment charges	2,618
Total charges for restructuring and impairment	$3,500

Below is the detail of restructuring and impairment charges for the six months ended June 30, 2009.

Restructuring Liability
Liability as of December 31, 2008	$4

Additions	—
Payments	(4)
Liability as of June 30, 2009	$—

Management believes that no further charges will be incurred for this activity, except for potential termination of non-cancellable lease liabilities for the Hillsboro, Oregon facility, which will depend on the strategic direction chosen by the Company. The amount of the potential lease termination liability will not be known until the strategic direction is identified. Total future lease commitments remaining under this lease are $725 as of June 30, 2009.

3.             New Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings, and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 was effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP 115-2/124-2 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and was effective for the Company beginning in the second quarter of fiscal year 2009. For the six months ended June 30, 2009 the change in the fair value of financial instruments was $8,000.

In May 2009, the FSAB issued Statement No. 165, “Subsequent Events” (FAS 165). FAS 165 requires management to evaluate events or transactions that took place after the balance sheet date and prior to release of the financial statements for potential recognition or disclosure in the financial statements.  FAS 165 is to be applied to all periods following June 15, 2009.  There were no such events or transactions which occurred through August 14, 2009, the date these financial statements were issued.

4.     Selected Balance Sheet Information

Investment Securities

	December 31, 2008	June 30, 2009
Short-term
Held-to-maturity
Corporate bonds and notes	$2,530	$—
Total short-term investments	2,530	—

Long-term
Trading
Auction preferred securities	785	793
Total long-term investments	785	793

Total investments	$3,315	$793

		Fair Value Measurement at Reporting Date
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/09	(Level 1)	(Level 2)	(Level 3)
Put option	$11	—	—	$11
Trading securities	793	—	—	793
Total	$804	—	—	$804

The Company has auction preferred securities (APS), which are preferred equity instruments in a closed-end mutual fund that provide liquidity through an auction process conducted by an independent auction agent that resets the applicable dividend rate at pre-determined calendar intervals, generally every 28 days.  These instruments are senior equity securities that have a liquidation preference of $25,000 per share plus the amount of accumulated but unpaid dividends. Upon the liquidation, dissolution or winding up of the fund, APS holders are entitled to receive their liquidation preference before any distribution or payment is made to holders of the fund’s common shares. Dividends declared and payable on the APS have a priority over dividends on the fund’s common shares. Outstanding APS may be redeemed at the option of the fund upon giving notice to APS holders.

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

At June 30, 2009, there was insufficient observable APS market information available to determine the fair value of the Company’s investments in APS. Therefore, the Company estimated Level 3 fair values for the APS by incorporating assumptions that market participants would use in their estimates of fair value. Despite the failed auctions, the Company’s APS continue to be highly rated by the rating agencies. Of the original $2,680 in APS purchased, $1,852 was redeemed on May 27, 2008 at face value.

As further required by SFAS No. 157, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation at June 30, 2009.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Preferred Securities
Beginning balance as of December 31, 2008	$26	$785
Total gains (losses) realized/unrealized included in earnings	—	(7)
Purchases	—	—
Settlements	—	—
Issuance of put option	—	—
Ending balance as of March 31, 2009	$26	$778
Total gains (losses) realized/unrealized included in earnings	(15)	15
Purchases	—	—
Settlements	—	—
Issuance of put option	—	—
Ending balance as of June 30, 2009	$11	$793

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

The Rights represent a firm agreement in accordance with SFAS No. 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free-standing asset separate from the APS. Upon acceptance of the offer from UBS, we recorded $26 as the fair value of the put option asset with a corresponding credit to interest income, net. The put option does not meet the definition of a derivative instrument under SFAS No. 133. Therefore, we have elected to measure the put option at fair value under SFAS No. 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the APS. As a result, gains and losses will be included in earnings in future periods. We expect that future changes in the fair value of the put option will approximate fair value movements in the related APS; during the quarter ended June 30, 2009, the fair value of the put option decreased by $15. Prior to accepting the UBS offer, we recorded our APS as investments available-for-sale. We recorded unrealized gains and losses on our available-for-sale debt securities, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. Such an unrealized loss did not reduce net income for the applicable accounting period.

Inventory

	December 31, 2008	June 30, 2009
Finished goods	$446	$446
Less: reserve for excess and obsolete inventory	(446)	(446)
Total inventory, net	$—	$—

Prepaid and Other Current Assets

	December 31, 2008	June 30, 2009
Prepaid insurance	$105	$48
Prepaid rent	26	27
Interest receivable	61	—
Other	30	30
Total prepaid and other current assets	$222	$105

Property and Equipment

	December 31, 2008	June 30, 2009
Computer equipment	$50	$50
Purchased software	91	91
Furniture and fixtures	198	198
	$339	$339
Less: Accumulated depreciation	(279)	(283)
Total property and equipment, net	$60	$56

Depreciation expense was $50 and $2 for the three months ended June 30, 2008 and 2009, respectively, and $80 and $4 for the six months ended June 30, 2008 and 2009, respectively.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, assets that are no longer used in operations and held for sale should be written down to the expected fair market value and depreciation ceased as of the determination date.

Other Assets

	December 31, 2008	June 30, 2009
Deposits	$23	$19
Total other assets	$23	$19

Accrued Expenses

	December 31, 2008	June 30, 2009

Accrued license contracts	$302	$302
Accrued severance expense	—	149
Accrued professional fees	148	110
Accrued rent	47	43
Accrued compensation	9	—
Accrued restructuring charges	4	—
Other	9	17
Total accrued expenses	$519	$621

Subsequent Event

The subsequent event test in accordance with FAS 165 was performed as of August 14, 2009. There were no transactions or events discovered that required recognition or disclosure.

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

Business Overview

Until we curtailed operations in the second quarter of 2008, we were a fabless semiconductor company engaged in the development, marketing and selling of our high-performance, programmable platform field programmable object array, or FPOA, chips and design tools required to program our chips. During the three months ended March 31, 2008, sales did not materialize as expected, and our development of the next generation of FPOA chips fell behind schedule. As a result, on May 20, 2008, the Board of Directors voted to suspend research and development activities and curtail ongoing operations while analyzing strategic alternatives. The Board of Directors continues to explore these strategic alternatives, which could include merging with or acquiring another company, increasing operations in another structure or liquidation. We have engaged third party investment banking firms to explore the sale of intellectual property and patents and potential merger and acquisition alternatives.

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There were no changes in critical accounting policies in the three months ended June 30, 2009.

Results of Operations

Three Months Ended June 30, 2008 and 2009

Revenue. There was no revenue for the three months ended June 30, 2009 compared to $54,000 for the same period last year. Revenue for the three months ended June 30, 2008 was from the sale of production FPOA chips of $50,000 and the sale of evaluation products of $4,000. Future short-term revenue could be generated from sales of production chips we have in inventory. Long-term revenue opportunities will be based on the strategic direction chosen by our Board of Directors and the timing for executing the plan.

Cost of Sales. There was no cost of sales for the three months ended June 30, 2009 compared to $904,000 for the three months ended June 30, 2008. Costs of sales in the second quarter of 2008 include external chip costs of $5,000, costs for development products of $2,000, a non-cash charge of $533,000 for excess and obsolete inventory comprised primarily of current generation chips held in inventory, $353,000 for scrapping tool licenses and raw material, and other charges of $11,000.

Research and Development. All research and development activity has been suspended, and no expenses were incurred during the three months ended June 30, 2009.  For the three months ended June 30, 2008, there were research and development expenses of $3,542,000.  Any future research and development costs will depend on the strategic direction chosen by our Board of Directors and the timing for executing the plan.

Selling, General and Administrative.  For the three months ended June 30, 2009, selling, general and administrative expenses were $538,000 compared to $1,469,000 for the three months ended June 30, 2008. The $538,000 consisted of personnel expenses of $126,000, outside services, legal and accounting fees of $183,000, facility costs of $87,000, insurance costs of $29,000, payments to investment bankers and consultants associated with the sale of the IP and strategic opportunities of $83,000, and other costs of $30,000.  For the three months ended June 30, 2008, expenses included personnel costs of $705,000, consulting, professional fees and outside services of $393,000, travel of $102,000, facility and depreciation of $84,000, advertising and promotions of $71,000, insurance of $39,000 and other expenses related to operations of $75,000.  Excluding expenses associated with investigating strategic alternatives and IP sales, we believe our expenses are at the lowest sustainable level possible while still meeting the requirements of a public company.  Any changes in this level will depend on the strategic direction of the Company chosen by our Board of Directors and the timing for executing the plan.

Restructuring and Impairment Charges. For the three months ended June 30, 2009, we did not record any restructuring and impairment charges. In the three months ended June 30, 2008, we recorded a restructuring and impairment charge of $2,601,000. See further discussion of these restructuring and impairment charges in Note 2 of the financial statements.

Other Income (Loss). For the three months ended June 30, 2009, other income decreased by $181,000 or 91% to $18,000 compared to $199,000 for the three months ended June 30, 2008. The decrease was the result of $192,000 less interest income earned on lower investment balances and loss on asset sale of $11,000.

Six Months Ended June 30, 2008 and 2009

Revenue. There was no revenue reported for the six months ended June 30, 2009 compared to $280,000 for the same period last year. Revenue for the six months ended June 30, 2008 was from the sale of production FPOA chips of $276,000 and development products of $4,000.

Cost of Sales. There was no cost of sales for the six months ended June 30, 2009. For the six months ended June 30, 2008 the cost of sales was $1,195,000. Cost of sales for the six months ended June 30, 2008 included product costs of $36,000, a non-cash charge of $776,000 for excess and obsolete inventory, scrap costs associated with tool licenses and raw material write-offs of $363,000, and other costs of $20,000.

Research and Development. For the six months ended June 30, 2009, all research and development activities were curtailed and no expenses were incurred. For the six months ended June 30, 2008, research and development costs were $7,094,000. The $7,094,000 included employee related expenses of $2,698,000, consulting and contractor expense of $1,550,000, development tool expense of $614,000, charges for application IP development of $515,000 because technological feasibility had not been established on the development projects, external development costs associated with the completion of the next generation FPOA of $1,456,000, and other costs of $261,000.

Selling, General and Administrative.  For the six months ended June 30, 2009, selling, general and administrative expenses were $996,000 compared to $3,562,000 for the six months ended June 30, 2008. The $996,000 in expenses for the six months ended June 30, 2009 included employee related expenses of $237,000, outside services and professional fees of $309,000, facility charges of $167,000, insurance of $57,000, other operating expenses of $50,000, and payment related to investment banking activities of $176,000.  The $3,562,000 in expenses for the six months ended June 30, 2008 included employee related expenses of $2,161,000, outside services and professional fees of $633,000, marketing and advertising of $110,000, travel expenses of $228,000, facility charges and depreciation of $164,000, insurance of $77,000, and other operating expenses of $189,000. Our selling, general and administrative infrastructure is reduced to key individuals necessary to sustain the corporate structure and activities and plan our strategic direction. Should we choose to increase operations, there will be significant one-time and recurring expenses required to grow our organizational infrastructure.

Restructuring and Impairment Charges. For the six months ended June 30, 2009, we did not record any restructuring or impairment charges. For the six months ended June 30, 2008, we recorded restructuring and impairment charges of $2,601,000.  See further discussion of these restructuring charges in Note 2 of the financial statements.

Other Income (Loss). For the six months ended June 30, 2009, other income decreased by $467,000 or 91% to $49,000 compared to $516,000 for the six months ended June 30, 2008. The decrease was the result of $437,000 less interest income and a $30,000 loss on asset sale.

Liquidity and Capital Resources

In response to the Board of Director’s decision to curtail operations and evaluate our strategic alternatives, staff was reduced to two key individuals in the second quarter of 2008, Mr. Douglas M. Pihl, a full-time Chief Executive Officer/Chief Financial Officer, and Mr. John M. Jennings, a part-time Chief Accounting Officer, and support contractors on an as-needed basis to sustain the Company’s corporate structure and activities and plan its strategic direction. As set forth in our Current Report on Form 8-K filed on July 15, 2009, Mr. Pihl resigned as Chief Executive Officer, Chief Financial Officer and a Director on July 14, 2009.  On August 5, 2009, the Company and Mr. Pihl entered into a Severance and Release Agreement (the “Agreement”), the form of which was included as Exhibit A to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 8, 2009.  Pursuant to the Agreement, the Company has agreed to make a severance payment of $216,286 to Mr. Pihl. All costs associated with the Agreement were accrued as of June 30, 2009. As set forth in our Current Report on Form 8-K filed on August 14, 2009, effective as of August 1, 2009, the Company engaged Alex H. Danzberger, Jr. to serve as Chief Executive Officer and Chief Financial Officer.  We have sufficient cash and investments to satisfy all outstanding obligations and to initiate actions based on the strategic direction when determined by the Board of Directors.

In January 2008, we purchased $2,680,000 of investments comprised of auction preferred securities (APS). All of our APS are AAA rated by one of the major credit rating agencies.  Since mid-February 2008, we have experienced failed auctions for our entire APS portfolio, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.  Upon an auction failure, the interest rates on the APS do not reset at a market rate but instead reset based on a formula contained in the APS, which generally is higher than the current market rate. The issuer of the APS redeemed $1,852,000 of the APS on May 27, 2008 and is actively putting a plan in place to redeem the remainder. Our APS were purchased through UBS Financial Services. On August 8, 2008, UBS announced that it reached a settlement with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other regulatory agencies to restore liquidity to holders of APS.  We do not currently need these funds to satisfy outstanding obligations or meet short-term operating requirements.

We classified our APS as trading securities, which has resulted in a $35,000 cumulative adjustment to the carrying value of our APS to mark them to fair value. If uncertainties in the credit and capital markets continue, if the credit worthiness of the issuer deteriorates, if UBS does not comply with the settlement provisions or if we no longer have the ability to hold these investments, we may be required to recognize additional impairment charges on our APS holdings or a loss on their disposition.

Our future capital requirements will depend on many factors, including the strategic direction the Company chooses, the amount of any sales, the type and structure of any strategic transaction into which we enter, and working capital needs. We believe that our cash on hand and our investment securities will be sufficient to meet our current obligations as well as projected expenditures for the next twelve months at current spending levels. However, our long-term financing requirements will depend significantly on the strategic direction we choose to take and the timing for executing the plan. We cannot quantify our long-term cash requirements until a strategic alternative is decided. Should cash and investments and revenues generated from a strategic alternative not meet our needs, we may need to raise funds though the issue of debt or equity securities. These securities may have rights senior to those currently associated with our common stock and could contain covenants that would restrict our operations. If we are unable to obtain additional financing, we may be unable to continue our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $623,000 and $12,025,000 for the six months ended June 30, 2009 and 2008, respectively. Net cash used for operating activities for the six months ended June 30, 2009 was to pay outstanding liabilities and ongoing expenses of the company of $447,000 and $176,000 in investment banking fees used in evaluating strategic alternatives.  Net cash used for operating activities for the six months ended June 30, 2008 was to fund the completion of the design of our next generation of FPOA chip, pay our selling, general and administrative costs, pay severance payments to employees whose employment was terminated, and fund contract termination expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $2,527,000 and $11,871,000 for the six months ended June 30, 2009 and 2008, respectively.  Net cash provided by investing activities for the six months ended June 30, 2009 was from the proceeds from the sale of investments.  Net cash provided by investing activities for the six months ended June 30, 2008 was from the proceeds from the sale of investments of $11,902,000, $21,000 from the sale of equipment, $50,000 used to purchase capital equipment and $2,000 in the increase of restricted cash.

Net Cash Provided by Financing Activities

There were no financing activities for the six months ended June 30, 2009 and 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash equivalents and investments. We have invested in high-quality financial instruments, primarily money market funds, federal agency notes and asset-backed securities, which we believe are subject to limited credit risks. Included in our investments are APS. The APS auctions have historically provided a liquid market for these securities, as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the APS held by us have experienced failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders, making the liquidity of the APS questionable. Despite the failed auctions, our APS continue to be highly rated by the rating agencies. We believe we will have full redemption of all APS at par. If all APS are not redeemed, it could have a negative effect on the liquidity of our funds available for strategic alternatives.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

On July 10, 2009, at our Annual Meeting of Stockholders, our stockholders voted on three proposals.  The vote on each of those proposals is described below.

Proposal No. 1

The following incumbent directors were re-elected to our Board of Directors by the following votes:

Nominee	For	Withheld/Against	Broker Non-Votes

Douglas M. Pihl	6,703,034	1,957,406	—
Benno G. Sand	6,745,972	1,914,468	—
Merrill A. McPeak	6,738,572	1,921,868	—
Richard C. Perkins, Jr.	6,836,066	1,824,374	—

As described above, Mr. Pihl resigned as Chief Executive Officer, Chief Financial Officer and a Director on July 14, 2009.

Proposal No. 2

The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm by the following vote:

For	Against	Withheld	Broker Non-Votes

8,583,073	69,139	8,228	—

Proposal No. 3

The stockholders voted against the stockholder proposal to liquidate MathStar, Inc. and distribute the net proceeds to the stockholders.

For	Against	Withheld	Broker Non-Votes

1,632,210	2,782,369	71,105	4,174,956

Item 5.   Other Information

None

Item 6.   Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MathStar, Inc.
(Registrant)

Date: August 14, 2009	By:	/s/ Alex H. Danzberger, Jr.
Alex H. Danzberger, Jr.
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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