Form 10-Q
period 2009-09-30
MATHSTAR INC
filed 2009-11-09
CIK 1118037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 31, 2009
Common stock, $0.01 par value	9,181,497

Part I

Financial Information

Item 1.  Financial Statements

MathStar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)

	December 31, 2008	September 30, 2009

Assets
Current assets
Cash and cash equivalents	$11,767	$12,918
Investments in marketable securities — short term	2,530	—
Accounts receivable	176	—
Prepaid expenses and other current assets	222	177
Total current assets	14,695	13,095
Property and equipment, net	60	54
Investments in marketable securities — long term	785	799
Put option	26	5
Other assets	23	18
Total assets	$15,589	$13,971

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16	$342
Accrued expenses	519	388
Total current liabilities	535	730
Other long term liabilities	151	—
Total liabilities	686	730

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 18,000 shares authorized; 9,181 shares issued and outstanding at December 31, 2008 and September 30, 2009	92	92
Additional paid-in capital	155,924	155,940
Accumulated deficit	(141,113)	(142,791)
Total stockholders’ equity	14,903	13,241

Total liabilities and stockholders’ equity	$15,589	$13,971

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Revenue	$80	$—	$360	$—
Cost of sales	—	—	1,195	—
Gross profit (loss)	80	—	(835)	—
Operating expenses:
Research and development	165	—	7,259	—
Selling, general and administrative	666	742	4,228	1,738
Restructuring and impairment charges	17	—	2,618	—
	848	742	14,105	1,738
Operating loss	(768)	(742)	(14,940)	(1,738)
Interest income	132	10	622	63
Other income (loss), net	(25)	—	1	(4)
Net loss	$(661)	$(732)	$(14,317)	$(1,679)

Basic and diluted loss per share	$(0.07)	$(0.08)	$(1.56)	$(0.18)

Weighted average basic and diluted shares outstanding	9,181	9,181	9,181	9,181

The accompanying notes are an integral part of these financial statements.

MathStar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2009

Cash flows from operating activities
Net loss	$(14,317)	$(1,679)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	155	7
Loss on asset disposal	58	—
Asset impairment charges	1,006	—
Amortization of discount on held-to-maturity securities	63	3
Loss on sale of available-for-sale securities	7	—
Mark to market, trading securities	—	(2)
Mark to market, put option	—	9
Non-cash changes in inventory reserves	734	—
Stock-based compensation	3	18
Restructuring charges	563	—
Gain on sale of marketable securities	(42)	—
Foreign currency remeasurement	(17)	4
Change in operating assets and liabilities
Accounts receivable	141	176
Inventory	(111)	—
Prepaid expenses and other assets	803	48
Accounts payable	(904)	326
Deferred revenue	(162)	—
Accrued expenses	(1,570)	(286)
Net cash used in operating activities	(13,590)	(1,376)

Cash flows from investing activities
Purchase of property and equipment	(50)	—
Proceeds from sale of equipment	23	—
Proceeds from sale of held-to-maturity securities	17,158	2,527
Proceeds from sale of available-for-sale securities	4,460	—
Purchase of held-to-maturity securities	(2,931)	—
Purchase of available-for-sale securities	(2,685)	—
Restricted cash	107	—
Net cash provided by investing activities	16,082	2,527

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash	(7)	—
Net (decrease) increase in cash and cash equivalents	2,485	1,151
Cash and cash equivalents
Beginning of period	4,339	11,767
End of period	$6,824	$12,918

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

Basic earnings per share are computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the period. The diluted earnings per share calculation discloses the impact of all potential dilutive common shares outstanding during the period, including stock options and warrants using the treasury stock method. For the three months and nine months ended September 30, 2008 and September 30, 2009, options and warrants to purchase shares of common stock were not included in the computation of net loss per share, as their effect was antidilutive. As of September 30, 2009, there were outstanding options and warrants to purchase a total of 671,147 shares of common stock.

2.             Restructuring and Impairment Charges

During the three months ended June 30, 2008, the Company announced a curtailment of operations as it evaluated strategic alternatives to preserve shareholder value.  This decision resulted in restructuring and impairment charges of $3,500 in 2008.  Management determined that it was highly likely that certain operational assets would not be used and no alternatives existed. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, Impairment or Disposal of Long-Lived Assets, these assets were deemed to be impaired and either held-for-sale or abandoned and written down to their fair market value.  A plan to locate potential buyers was put in place for their disposal, and no further depreciation expense will be charged to the Company’s operating activity for these assets. In addition, the Company evaluated assets that were not abandoned or held-for-sale and determined that the estimated useful lives of these assets should be shortened.  As well, in accordance with ASC 420, Exit or Disposal Cost Obligations, certain one-time charges relating to severance to terminated employees, and fees associated with early contract terminations no longer used and giving economic benefit to the Company, were recorded. As the liabilities for these charges were settled, payment was made against the liability, and there will not be any further impact on the Company’s operating results.

Twelve Months Ended December 31, 2008
Inventory abandoned	$349
Increase in excess and obsolete reserve	533
Charged to cost of sales	882
Severance	1,506
Fair market adjustment of assets held-for-sale	328
Contract termination	57
Assets abandoned	727
Charged to operating expenses as restructuring and impairment charges	2,618
Total charges for restructuring and impairment	$3,500

Below is the detail of restructuring and impairment charges for the nine months ended September 30, 2009.

Restructuring Liability
Liability as of December 31, 2008	$4

Additions	—
Payments	(4)
Liability as of September 30, 2009	$—

Management believes that no further charges will be incurred for this activity, except for potential termination of non-cancellable lease liabilities for the Hillsboro, Oregon facility, which will depend on the strategic direction chosen by the Company. The amount of the potential lease termination liability will not be known until the strategic direction is identified. Total future lease commitments remaining under this lease were $644 as of September 30, 2009.

3.             New Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In April 2009, the FASB issued updated guidance related to the fair value measurements and disclosures, which is included in the Codification in ASC 820-10-65, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10”). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability have significantly decreased. ASC 820-10 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. ASC 820-10 was effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of ASC 820-10 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the Company adopted FASB ASC 320-10-65, Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (“ASC 320-10-65”). ASC 320-10-65 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator.

Under ASC 320-10-65, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, ASC 320-10-65 changes the presentation of other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings, and the remainder of the impairment will be recorded in other comprehensive income. ASC 320-10-65 was effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of ASC 320-10-65 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments - Overall - Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. ASC 825-10-65 does not change the accounting treatment for these financial instruments and was effective for the Company beginning in the second quarter of fiscal year 2009. For the nine months ended September 30, 2009, the change in the fair value of financial instruments was $7,000.

In May 2009, the Company adopted 855-10, Subsequent Events - Overall (“ASC 855-10”). ASC 855-10 requires management to evaluate events or transactions that took place after the balance sheet date and prior to release of the financial statements for potential recognition or disclosure in the financial statements.  ASC 855-10 is to be applied to all periods following June 15, 2009.  There were no such events or transactions which occurred through November 9, 2009, the date these financial statements were issued.

4.     Selected Balance Sheet Information

Investment Securities

	December 31, 2008	September 30, 2009
Short-term
Held-to-maturity
Corporate bonds and notes	$2,530	$—
Total short-term investments	2,530	—

Long-term
Trading
Auction preferred securities	785	799
Total long-term investments	785	799

Total investments	$3,315	$799

		Fair Value Measurement at Reporting Date
		Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/09	(Level 1)	(Level 2)	(Level 3)
Put option	$5	—	—	$5
Trading securities	799	—	—	799
Total	$804	—	—	$804

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

At September 30, 2009, there was insufficient observable APS market information available to determine the fair value of the Company’s investments in APS. Therefore, the Company estimated Level 3 fair values for the APS by incorporating assumptions that market participants would use in their estimates of fair value. Despite the failed auctions, the Company’s APS continue to be highly rated by the rating agencies. Of the original $2,680 in APS purchased, $1,852 was redeemed on May 27, 2008 at face value.

As further required by ASC 820, provided below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation at September  30, 2009.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Preferred Securities
Beginning balance as of December 31, 2008	$26	$785
Total gains (losses) realized/unrealized included in earnings	—	(7)
Purchases	—	—
Settlements	—	—
Issuance of put option	—	—
Ending balance as of March 31, 2009	$26	$778
Total gains (losses) realized/unrealized included in earnings	(15)	15
Purchases	—	—
Settlements	—	—
Issuance of put option	—	—
Ending balance as of June 30, 2009	$11	$793
Total gains (losses) realized/unrealized included in earnings	(6)	6
Purchases	—	—
Settlements	—	—
Issuance of put option	—	—
Ending balance as of September 30, 2009	$5	$799

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

The Rights represent a firm agreement in accordance with ASC 815, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free-standing asset separate from the APS. Upon acceptance of the offer from UBS, we recorded $26 as the fair value of the put option asset with a corresponding credit to interest income, net. The put option does not meet the definition of a derivative instrument under ASC 815. Therefore, we have elected to measure the put option at fair value under ASC 825, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the APS. As a result, gains and losses will be included in earnings in future periods. We expect that future changes in the fair value of the put option will approximate fair value movements in the related APS; during the quarter ended September 30, 2009, the fair value of the put option decreased by $6. Prior to accepting the UBS offer, we recorded our APS as investments available-for-sale. We recorded unrealized gains and losses on our available-for-sale debt securities, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. Such an unrealized loss did not reduce net income for the applicable accounting period.

Inventory

	December 31, 2008	September 30, 2009
Finished goods	$446	$446
Less: reserve for excess and obsolete inventory	(446)	(446)
Total inventory, net	$—	$—

Prepaid and Other Current Assets

	December 31, 2008	September 30, 2009
Prepaid insurance	$105	$19
Prepaid rent	26	27
Interest receivable	61	—
Taxes Receivables	—	101
Other	30	30
Total prepaid and other current assets	$222	$177

Property and Equipment

	December 31, 2008	September 30, 2009
Computer equipment	$50	$50
Purchased software	91	91
Furniture and fixtures	198	198
	$339	$339
Less: Accumulated depreciation	(279)	(285)
Total property and equipment, net	$60	$54

Depreciation expense was $44 and $3 for the three months ended September 30, 2008 and 2009, respectively, and $146 and $7 for the nine months ended September 30, 2008 and 2009, respectively.

Under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, assets that are no longer used in operations and held for sale should be written down to the expected fair market value and depreciation ceased as of the determination date.

Other Assets

	December 31, 2008	September 30, 2009
Deposits	$23	$18
Total other assets	$23	$18

Accrued Expenses

	December 31, 2008	September 30, 2009

Accrued license contracts	$302	$302
Accrued professional fees	148	47
Accrued rent	47	39
Accrued compensation	9	—
Accrued restructuring charges	4	—
Other	9	—
Total accrued expenses	$519	$388

Subsequent Event

The subsequent event test in accordance with ASC 855 was performed as of November 9, 2009. There were no transactions or events discovered that required recognition or disclosure.

5.             Legal Matters

On October 8, 2009, legal counsel for Tiberius Capital II, LLC (“Tiberius”), sent by email to our legal counsel a copy of a Complaint labeled “Draft — Subject to Completion” (the “Tiberius Complaint”).  The Tiberius Complaint names Tiberius, individually and on behalf of all others similarly situated, as plaintiff. It names the Company, Feltl and Company, Inc., Sajan, Inc. (“Sajan”), Perkins Capital Management, Inc., Richard C. Perkins, Merrill A. McPeak, Benno G. Sand, John C. Feltl and Joseph P. Sullivan, as defendants (collectively, the “Minnesota Parties”)..  Mr. Perkins, McPeak and Mr. Sand (collectively, the “MathStar Directors”) are members of the Company’s Board of Directors.  The Tiberius Complaint states Tiberius is bringing a class action lawsuit on behalf of a class (the “Class”) consisting of all those who purchased the Company’s securities between May 11, 2009 and September 30, 2009.  The caption on the Tiberius Complaint states that it is to be filed in the United States District Court for the Southern District of New York.  The Tiberius Complaint alleges (1) violations of Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Rules of the Securities and Exchange Commission (the “SEC”) there under against the Minnesota Parties except Sajan for alleged failure to report that such Minnesota Parties were acting as a “group” for purposes of purchasing the Company’s shares of common stock; (2) breaches of Section 14(a) of the Exchange Act and the Rules of the SEC there-under against the Minnesota Parties except Sajan for alleged misstatements in the Company’s proxy statement filed with the SEC on June 17, 2009 (the “Proxy Statement”) and in connection with the Company’s annual meeting of stockholders held on July 10, 2009; (3) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated by the SEC there-under against the Minnesota Parties except Sajan for alleged misstatements made in the Proxy Statement and in an alleged fraud on the market by such Minnesota Parties; (4) violation of Section 14 of the Exchange Act and Rule 14e-3 promulgated by the SEC there-under against the Minnesota Parties except Sajan for actions taken by such Minnesota Parties in connection with an alleged “creeping” tender offer; (5) control party liability under Section 20(a) of the Exchange Act against the MathStar Directors for alleged violations of Sections 14(a) and 14(e) of the Exchange Act and Rule 10b-5 there-under; (6) breach of fiduciary duty against the MathStar Directors; and (7) civil conspiracy against the Minnesota Parties.  In the Tiberius Complaint, Tiberius requests that the Court enter a judgment in favor of Tiberius and against the Minnesota Parties declaring that the Company violated “§10b-5, §13d, §14a and §14e” of the Exchange Act and rules promulgated there-under, including Regulation FD; enter judgment in favor of Tiberius and the Class and against the MathStar Directors in the amount of $10,000,000 in compensatory and punitive damages; award Tiberius all of its costs incurred in connection with the action, including reasonable attorneys’ fees; and grant such other and further relief as the Court deems to be just and equitable.

To our knowledge, the Tiberius Complaint was not filed with a court or served on any of the Minnesota Parties. On October 14, 2009, the Minnesota Parties filed a Complaint in the United States District Court for the District of Minnesota captioned “MathStar, Inc., Feltl and Company, Inc., Sajan, Inc., Perkins Capital Management, Inc., Richard C. Perkins, Merrill A. McPeak, Benno G. Sand, John C. Feltl and Joseph P. Sullivan, Plaintiffs, v. Tiberius Capital II, LLC, Defendant” (the “Minnesota Complaint”).  In the Minnesota Complaint, the Minnesota Parties state that Tiberius is threatening to bring a class action lawsuit against them, as set forth in the Tiberius Complaint.  The Minnesota Complaint also alleges a claim of tortious interference with prospective economic advantage against Tiberius on behalf of the Company, Sajan and Feltl and Company, Inc. (“F&C”).  The Minnesota Complaint requests judgment in favor of the Minnesota Parties declaring that their actions described in the Minnesota Complaint were lawful; declaring that the Minnesota Parties have not violated any legal duties to Tiberius; declaring that the proposed Tiberius Complaint is without merit; awarding money damages to the Company, Sajan and F&C in an amount to be determined at trial to compensate such Minnesota Parties for Tiberius’ tortious interference with their economic advantage; awarding the Minnesota Parties their costs, disbursements and reasonable attorneys’ fees; and awarding the Minnesota Parties such other and further relief as the Court deems to be just, proper and equitable.  The Minnesota Complaint was served on Tiberius on October 21, 2009.  To date, neither the Company nor, to the knowledge of the Company, any other Minnesota Party has received an answer from Tiberius to the Minnesota Complaint.  Tiberius must answer the Minnesota Complaint or otherwise plead by November 10, 2009, unless that date is extended.

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

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There were no changes in critical accounting policies in the three months ended September 30, 2009.

Results of Operations

Three Months Ended September 30, 2008 and 2009

Revenue. There was no revenue for the three months ended September 30, 2009. For the three months ended September 30, 2008, we generated revenue of $80,000. Revenue for the three months ended September 30, 2008 was from the sale of FPOA chips left in our inventory. Future short-term revenue could be generated from sales of production chips we have in inventory. Long-term revenue opportunities will be based on the strategic direction chosen by our Board of Directors and the timing for executing the plan.

Cost of Sales. There was no cost of sales for the three months ended September 30, 2009 and September 30, 2008.  There was no cost of sales associated with sales in the third quarter of 2008 because all inventory was written down to zero in the second quarter of 2008.

Research and Development. All research and development activity has been suspended, and no expenses were incurred during the three months ended September 30, 2009.  During the three months ended September 30, 2008, research and development expenses were essentially terminated, with associated expenses of $165,000 for the completion of the design documentation phases of current chip development. Those expenses included personnel related expenses of $99,000, contractor and consulting expenses of $56,000 and other charges of $10,000.

Selling, General and Administrative.  For the three months ended September 30, 2009, selling, general and administrative expenses were $742,000 compared to $666,000 for the three months ended September 30, 2008. The $742,000 consisted of personnel expenses of $15,000, outside services, legal and accounting fees of $364,000, facility costs of $80,000, insurance costs of $29,000, and payments to investment bankers and consultants associated with the sale of the IP and strategic opportunities of $254,000.  The $666,000 of expenses for the three months ended September 30, 2008 included personnel costs of $193,000, outside services and contractors of $202,000, insurance costs of $39,000, depreciation expense of $44,000, building rent and facility costs of $95,000, expenses related to evaluation of strategic directions of $73,000 and other costs of $20,000.  Excluding expenses associated with investigating strategic alternatives and IP sales, we believe our expenses are at the lowest sustainable level possible while still meeting the requirements of a public company.  Any changes in this level will depend on the strategic direction of the Company chosen by our Board of Directors and the timing for executing the plan.

Restructuring and Impairment Charges. For the three months ended September 30, 2009, we did not record any restructuring and impairment charges. For the three months ended September 30, 2008, we recorded restructuring and impairment charges of $17,000. These charges consisted of future rent payments for the Minnesota facility covered under a non-cancellable lease agreement which is no longer being utilized.

Other Income (Loss). For the three months ended September 30, 2009, other income decreased by $97,000 or 91% to $10,000 compared to $107,000 for the three months ended September 30, 2008. The decrease was the result of $108,000 less interest income earned on lower investment balances and a loss on asset sale of $11,000.

Nine  Months Ended September 30, 2008 and 2009

Revenue. There was no revenue reported for the nine months ended September 30, 2009 compared to $360,000 for the same period last year. Revenue for the nine months ended September 30, 2008 was from the sale of production FPOA chips of $356,000 and development products of $4,000.

Cost of Sales. There was no cost of sales for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the cost of sales was $1,195,000. Cost of sales for the nine months ended September 30, 2008 included product costs of $36,000, a non-cash charge of $776,000 for excess and obsolete inventory, scrap costs associated with tool licenses and raw material write-offs of $363,000, and other costs of $20,000.

Research and Development. For the nine months ended September 30, 2009, all research and development activities were curtailed and no expenses were incurred. For the nine months ended September 30, 2008, research and development costs were $7,259,000. The $7,259,000 included employee related expenses of $2,863,000, consulting and contractor expense of $1,550,000, development tool expense of $614,000, charges for application IP development of $515,000 because technological feasibility had not been established on the development projects, external development costs associated with the completion of the next generation FPOA of $1,456,000, and other costs of $261,000.

Selling, General and Administrative.  For the nine months ended September 30, 2009, selling, general and administrative expenses were $1,738,000 compared to $4,228,000 for the nine months ended September 30, 2008. The $1,738,000 in expenses for the nine months ended September  30, 2009 included employee related expenses of $252,000, outside services and professional fees of $683,000, facility charges of $240,000, insurance of $85,000, other operating expenses of $48,000, and payment related to investment banking activities of $430,000.  The $4,228,000 in expenses for the nine months ended September  30, 2008 included employee related expenses of $2,353,000, outside services and professional fees of $834,000, marketing and advertising of $110,000, travel expenses of $237,000, facility charges and depreciation of $288,000, insurance of $116,000, expenses related to evaluating strategic alternatives of $73,000 and other operating expenses of $217,000. Our selling, general and administrative infrastructure is reduced to key individuals necessary to sustain the corporate structure and activities and plan our strategic direction. Should we choose to increase operations, there will be significant one-time and recurring expenses required to grow our organizational infrastructure.

Restructuring and Impairment Charges. For the nine months ended September 30, 2009, we did not record any restructuring or impairment charges. For the nine months ended September 30, 2008, we recorded restructuring and impairment charges of $2,618,000.  See further discussion of these restructuring charges in Note 2 of the financial statements.

Other Income (Loss). For the nine months ended September 30, 2009, other income decreased by $604,000 or 91% to $59,000 compared to $623,000 for the nine months ended September 30, 2008. The decrease was primarily the result of $634,000 less interest income and a $30,000 loss on asset sale.

Liquidity and Capital Resources

In response to the Board of Director’s decision to curtail operations and evaluate our strategic alternatives, staff was reduced to two key individuals in the second quarter of 2008, Mr. Douglas M. Pihl, a full-time Chief Executive Officer/Chief Financial Officer, and Mr. John M. Jennings, a part-time Chief Accounting Officer, and support contractors on an as-needed basis to sustain the Company’s corporate structure and activities and plan its strategic direction. As set forth in our Current Report on Form 8-K filed on July 15, 2009, Mr. Pihl resigned as Chief Executive Officer, Chief Financial Officer and a Director on July 14, 2009.  On August 5, 2009, the Company and Mr. Pihl entered into a Severance and Release Agreement (the “Agreement”), the form of which was included as Exhibit A to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 8, 2009.  Pursuant to the Agreement, the Company agreed to make a severance payment of $216,286 to Mr. Pihl. All costs associated with the Agreement were paid as of September 30, 2009. As set forth in our Current Report on Form 8-K filed on August 14, 2009, effective as of August 1, 2009, the Company engaged Alexander H. Danzberger, Jr. to serve as its Chief Executive Officer and Chief Financial Officer.  We have sufficient cash and investments to satisfy all outstanding obligations and to initiate actions based on the strategic direction when determined by the Board of Directors.

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

We classified our APS as trading securities, which has resulted in a $30,000 cumulative adjustment to the carrying value of our APS to mark them to fair value. If uncertainties in the credit and capital markets continue, if the credit worthiness of the issuer deteriorates, if UBS does not comply with the settlement provisions or if we no longer have the ability to hold these investments, we may be required to recognize additional impairment charges on our APS holdings or a loss on their disposition.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,376,000 and $13,590,000 for the nine months ended September 30, 2009 and 2008, respectively. Net cash used for operating activities for the nine months ended September 30, 2009 was to pay outstanding liabilities and ongoing expenses of the company of $1,103,000 and $273,000 in fees and expenses used in evaluating strategic alternatives.  Net cash used for operating activities for the nine months ended September 30, 2008 was to fund the completion of the design of our next generation of FPOA chip, pay our selling, general and administrative costs, pay severance payments to employees whose employment was terminated, and fund contract termination expenses of $13,517,000 and $73,000 in fees and expenses related to evaluating strategic alternatives.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $2,527,000 and $16,082,000 for the nine months ended September 30, 2009 and 2008, respectively.  Net cash provided by investing activities for the nine months ended September 30, 2009 was from the proceeds from the sale of investments.  Net cash provided by investing activities for the nine months ended September 30, 2008 was from the proceeds from the sale of investments of $16,002,000, the release of $107,000 of restricted cash that was on deposit to secure company credit cards, $23,000 from the sale of equipment, and $50,000 used to purchase capital equipment.

Net Cash Provided by Financing Activities

There were no financing activities for the nine months ended September 30, 2009 and 2008.

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

Part II

Other Information

Item 1.   Legal Proceedings

On October 8, 2009, legal counsel for Tiberius Capital II, LLC (“Tiberius”), sent by email to our legal counsel a copy of a Complaint labeled “Draft – Subject to Completion” (the “Tiberius Complaint”).  The Tiberius Complaint names Tiberius, individually and on behalf of all others similarly situated, as plaintiff. It names the Company, Feltl and Company, Inc., Sajan, Inc. (“Sajan”), Perkins Capital Management, Inc., Richard C. Perkins, Merrill A. McPeak, Benno G. Sand, John C. Feltl and Joseph P. Sullivan , as defendants (collectively, the “Minnesota Parties”)..  Mr. Perkins, McPeak and Mr. Sand (collectively, the “MathStar Directors”) are members of the Company’s Board of Directors.  The Tiberius Complaint states Tiberius is bringing a class action lawsuit on behalf of a class (the “Class”) consisting of all those who purchased the Company’s securities between May 11, 2009 and September 30, 2009.  The caption on the Tiberius Complaint states that it is to be filed in the United States District Court for the Southern District of New York.  The Tiberius Complaint alleges (1) violations of Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Rules of the Securities and Exchange Commission (the “SEC”) there-under against the Minnesota Parties except Sajan for alleged failure to report that such Minnesota Parties were acting as a “group” for purposes of purchasing the Company’s shares of common stock; (2) breaches of Section 14(a) of the Exchange Act and the Rules of the SEC thereunder against the Minnesota Parties except Sajan for alleged misstatements in the Company’s proxy statement filed with the SEC on June 17, 2009 (the “Proxy Statement”) and in connection with the Company’s annual meeting of stockholders held on July 10, 2009; (3) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated by the SEC thereunder against the Minnesota Parties except Sajan for alleged misstatements made in the Proxy Statement and in an alleged fraud on the market by such Minnesota Parties; (4) violation of Section 14 of the Exchange Act and Rule 14e-3 promulgated by the SEC thereunder against the Minnesota Parties except Sajan for actions taken by such Minnesota Parties in connection with an alleged “creeping” tender offer; (5) control party liability under Section 20(a) of the Exchange Act against the MathStar Directors for alleged violations of Sections 14(a) and 14(e) of the Exchange Act and Rule 10b-5 thereunder; (6) breach of fiduciary duty against the MathStar Directors; and (7) civil conspiracy against the Minnesota Parties.  In the Tiberius Complaint, Tiberius requests that the Court enter a judgment in favor of Tiberius and against the Minnesota Parties declaring that the Company violated “§10b-5, §13d, §14a and §14e” of the Exchange Act and rules promulgated thereunder, including Regulation FD; enter judgment in favor of Tiberius and the Class and against the MathStar Directors in the amount of $10,000,000 in compensatory and punitive damages; award Tiberius all of its costs incurred in connection with the action, including reasonable attorneys’ fees; and grant such other and further relief as the Court deems to be just and equitable.

To our knowledge, the Tiberius Complaint was not filed with a court or served on any of the Minnesota Parties.

On October 14, 2009, the Minnesota Parties filed a Complaint in the United States District Court for the District of Minnesota captioned “MathStar, Inc., Feltl and Company, Inc., Sajan, Inc., Perkins Capital Management, Inc., Richard C. Perkins, Merrill A. McPeak, Benno G. Sand, John C. Feltl and Joseph P. Sullivan, Plaintiffs, v. Tiberius Capital II, LLC, Defendant” (the “Minnesota Complaint”).  In the Minnesota Complaint, the Minnesota Parties state that Tiberius is threatening to bring a class action lawsuit against them, as set forth in the Tiberius Complaint.  The Minnesota Complaint also alleges a claim of tortious interference with prospective economic advantage against Tiberius on behalf of the Company, Sajan and Feltl and Company, Inc. (“F&C”).  The Minnesota Complaint requests judgment in favor of the Minnesota Parties declaring that their actions described in the Minnesota Complaint were lawful; declaring that the Minnesota Parties have not violated any legal duties to Tiberius; declaring that the proposed Tiberius Complaint is without merit; awarding money damages to the Company, Sajan and F&C in an amount to be determined at trial to compensate such Minnesota Parties for Tiberius’ tortious interference with their economic advantage; awarding the Minnesota Parties their costs, disbursements and reasonable attorneys’ fees; and awarding the Minnesota Parties such other and further relief as the Court deems to be just, proper and equitable.  The Minnesota Complaint was served on Tiberius on October 21, 2009.  To date, neither the Company nor, to the knowledge of the Company, any other Minnesota Party has received an answer from Tiberius to the Minnesota Complaint.  Tiberius must answer the Minnesota Complaint or otherwise plead by November 10, 2009, unless that date is extended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MathStar, Inc.
(Registrant)

Date: November 9, 2009	By:	/s/ Alexander H. Danzberger, Jr.
Alexander H. Danzberger, Jr.
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.1

Severance and Release Agreement dated August 5, 2009 by and between Douglas M. Pihl and MathStar, Inc. (incorporated by reference to Exhibit A to Exhibit 10.2 to the Current Report on Form 8-K dated May 8, 2009 filed by MathStar, Inc. with the SEC).

10.2

Consulting Services Agreement dated as of August 1, 2009 by and between A. Harris & Associates LLC and MathStar, Inc. under which Alexander H. Danzberger Jr. is providing his services to MathStar, Inc. as Chief Executive Officer, Chief Financial Officer and a Special Advisor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 14, 2009 filed by MathStar, Inc. with the SEC).

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