Form 10-K
period 2009-12-31
SAJAN INC
filed 2010-03-31
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number: 000-51560

Sajan, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1881957
(State of incorporation)	(I.R.S. Employer Identification No.)

625 Whitetail Blvd., River Falls, Wisconsin	54022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (715) 426-9505

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last day of the registrant’s most recently completed second fiscal quarter was approximately $8,611,024 based on the closing sales price of $1.18 per share as reported on the pink OTC market.  As of March 17, 2010, there were 16,009,331 shares of our common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

2009 Annual Report on Form 10-K

Table of Contents

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“ Securities Exchange Act ”). Forward-looking statements reflect the current view about future events. When used in this Annual Report on Form 10-K, the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms as they relate to Sajan, Inc., its subsidiaries or its management identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of the management of Sajan, Inc. with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Annual Report on Form 10-K entitled “Risk Factors”) relating to Sajan, Inc.’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include:

•	rate of growth in the global multi-lingual content delivery industry, especially for software-as-a-service solutions within this industry;

•	changes in the utilization of our software and services by our customers;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	continued economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	our ability to effectively manage our growth;

•	availability capital on acceptable terms to finance our continued growth;

•
risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although the management of Sajan, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Sajan, Inc. does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and the related notes and the pro forma financial information included in this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

An Important Note on Language:
•
Throughout this Annual Report on Form 10-K, unless specifically noted or the context otherwise requires, references to the “Company”, “we”, “our” and “Sajan” are references to Sajan, Inc., a Delaware corporation, and its direct and indirect subsidiaries on a post-Merger basis and referenced to “MathStar, Inc. or “MathStar” are to MathStar, Inc., a Delaware company on a pre-Merger basis.

•	The consolidated financial statements and accompanying notes to the consolidated financial statements refer to MathStar, Inc. on a pre-Merger basis.

General Overview

Upon effectiveness of the Merger, we provide, under the SajanTM name, on-demand language translation solutions to customers selling products into global markets. These customers use our solutions to translate product manuals, instructions, warnings, and other product information into numerous languages. We combine our internally developed proprietary technology and high quality translation services to provide language translation solutions that are fast, reliable, and user-friendly. By utilizing an integrated technology and a service-based approach to language translation, we offer a comprehensive solutions that allow customers to rely upon a single provider to meet all of their language translation needs. Our hosted technology system delivers a secure online solution that can be offered on a modular basis, which makes it attractive in both small business settings and in large enterprise environments.

We offer our customers the ability to utilize our solutions under three different models:

•	Technology Enabled Service Model: we provide all of the customer’s language translation requirements;

•	Managed Service Model: customers use our technology and operations staff to manage translators; and

•	Licensed Software Model: a technology-only solution that is independently operated by our customers.

Our solutions are used to manage the end-to-end process of content globalization, which is the project, process and delivery management of content translated and localized into multiple languages across the enterprise. Content is localized across the enterprise for a wide variety of high value-added purposes and uses, most notably, product sales and marketing, packaging, user manuals, technical support and training, as well as internal requirements.

Our corporate offices are located in River Falls, Wisconsin, which is located approximately 30 miles east of Minneapolis, Minnesota. Our River Falls corporate offices contain our core Global Language Service operations, our administrative, product management, marketing, sales, and professional services functions. Our offices are located at 625 Whitetail Blvd., River Falls, Wisconsin 54022, and our telephone number is (715) 426-9505.

In 2009, we established Sajan Software Ltd (“Sajan Software”), which is a wholly-owned subsidiary based in Dublin, Ireland. This facility serves as our global research and development center and as headquarters for our product business. Our leadership team for Sajan Software consists of our Chief Marketing Officer/Sajan Software President, based at the corporate facility in the United States and responsible for our product function, and our General Manager – Europe, based at our location in Ireland and responsible for managing our language services.  Sajan-India Software Private Limited (“Sajan-India”), a majority-owned subsidiary of Sajan Software based in New Delhi, India, houses our development center at which we conduct substantially all of our software development activities. Sajan-India is a majority-owned subsidiary of Sajan Software.

Reverse Merger Transaction

General.  Pursuant to an Agreement and Plan of Merger dated January 8, 2010 (the “Merger Agreement”), by and among MathStar, Inc., (“MathStar”) a Delaware corporation, and Sajan, Inc. a privately held Minnesota corporation whose business was providing language translation technology and service; Garuda Acquisition, LLC, a wholly-owned subsidiary of MathStar, now known as Sajan, LLC; and Thomas Magne, solely in his capacity as agent for the holders of common stock of pre-Merger Sajan, Inc.  Under the terms of the Merger Agreement, pre-Merger Sajan, Inc. was merged with and into Sajan, LLC, which was formerly known as Garuda Acquisition, LLC (the “Merger”) and became a wholly-owned subsidiary of MathStar.  The Merger was closed and effective on February 23, 2010.

Terms.  Under the terms of the Merger Agreement, the total consideration paid by MathStar in the Merger to the former holders of common stock of Sajan, Inc. consisted of:

•
approximately $6.1 million in cash (the “Cash Merger Consideration”) with approximately $5.1 million paid to the former stockholders of pre-Merger Sajan, Inc. at closing and the remaining $1.0 million placed in an escrow account to be held for 12 months to secure the indemnification obligations of Sajan, LLC and the former stockholders of Sajan, Inc. to MathStar with respect to the matters described in the Merger Agreement;

•	6,827,834 shares of common stock of MathStar; and

•	to certain former stockholders who collectively owned a majority of the outstanding common stock of pre-Merger Sajan, Inc., a promissory note in the aggregate principal amount of $1 million.

Immediately after the closing of the Merger, the former stockholders of pre-Merger Sajan, Inc. owned approximately 43% of the outstanding shares of MathStar common stock.

The material terms of the Merger are described in more detail in the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2010.

Approval.  The Merger was consummated under Delaware law and pursuant to the Merger Agreement. Under Delaware law, MathStar was not required to obtain the approval of its stockholders to complete the Merger because the constituent corporations in the Merger were Garuda Acquisition, LLC (a wholly-owned subsidiary of MathStar now known as Sajan, LLC) and pre-Merger Sajan, Inc. MathStar was not a constituent corporation in the Merger. The Merger and the Merger Agreement were approved by the MathStar board of directors and by MathStar as the sole member of Garuda Acquisition, LLC. In addition, the Merger and the Merger Agreement were approved by the holders of the requisite number of shares of common stock of Sajan, Inc. at a special meeting of stockholders held on February 8, 2010.

Accounting Treatment.  As a result of the Merger, Sajan, LLC became a wholly-owned subsidiary of MathStar, with the former stockholders of pre-Merger Sajan, Inc. acquiring a number of shares of MathStar common stock representing approximately 43% of MathStar’s outstanding shares immediately after the Effective Date (the “Effective Date”). For accounting purposes, the Merger is being accounted for as a reverse merger, which means pre-Merger Sajan, Inc. will be deemed to have acquired MathStar. This accounting treatment was required because after the Effective Date:

•	the former stockholders of pre-Merger Sajan, Inc. own a large minority interest in MathStar;

•	the former members of the board of directors of pre-Merger Sajan, Inc. constitute a majority of the members of the board of directors of MathStar; and

•	the members of MathStar’s management team consists entirely of the former members of the management team of pre-Merger Sajan, Inc.

Appointment of New Directors and Executive Officers. On the Effective Date, and as provided in the Merger Agreement, Merrill A. McPeak resigned as a member of the board of directors and from all board committees of MathStar, and Alexander H. Danzberger, Jr. resigned as Chief Executive Officer, Chief Financial Officer and Secretary of MathStar.

On the Effective Date, Benno G. Sand and Richard C. Perkins, as the remaining members of the board of directors of MathStar, appointed Shannon Zimmerman, Angel Zimmerman, Vern Hanzlik, Michael W. Rogers and Kris Tufto as members of the board of directors of MathStar. In addition, they appointed Mr. Zimmerman as MathStar’s President, Chief Executive Officer, Interim Chief Financial Officer and Chairman; Ms. Zimmerman as Chief Operating Officer; Mr. Hanzlik as Chief Marketing Officer; and Peter Shutte as Vice President of Worldwide Sales.

Lock Up Agreements.  Immediately after the Merger, our Company had 16,009,331 shares of common stock outstanding, and former stockholders of pre-Merger Sajan, Inc. owned a total of 6,827,834 shares of our common stock, or approximately 42.6% of the shares outstanding.  In connection with the Merger, holders of 6,610,398 shares of our common stock signed lock-up agreements (the “Lock-Up Agreements”) under which they agreed for a period of 12 months (for members of management of pre-Merger Sajan, Inc.) and six months (for non-management shareholders) not to offer, sell or otherwise dispose of any of their shares of MathStar common stock or options or warrants they hold to acquire MathStar common stock.  The form of the Lock-Up Agreement is filed as Exhibit 10.16 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2010, and which contains the material terms of the Merger.

This transaction is referred to throughout this report as the “Merger.”

Background on MathStar

History.  MathStar was incorporated under Minnesota law in April 1997, and was reincorporated under Delaware law on June 14, 2005.  During the three months ended June 30, 2008, MathStar curtailed its operations as its board of directors evaluated strategic alternatives, including, but not limited to, restarting the company, merging with or acquiring another company, increasing operations in another structure, or liquidation.  Until it curtailed operations, MathStar was a fabless semiconductor company engaged in the development, marketing and selling of its high-performance, programmable platform field programmable object array, or FPOA, chips and design tools required to program its chips.  Immediately before the date of the Merger, MathStar was a “shell company”, as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended, having no or nominal operations, and assets consisting solely cash and cash equivalents.

Intellectual Property.  MathStar developed certain intellectual property (primarily input/output blocks) for the production version of their FPOA chip, fully depreciated on the date of the Merger. In addition, MathStar entered into certain agreements to purchase previously developed intellectual property to facilitate moving future FPOA chips to market more quickly and economically.  In addition to the software intellectual property, MathStar had been granted two United States patents: (1) a patent granted in November 2004 which expires in 2024, and (2) a patent granted in February 2006 which expires in 2026. MathStar also had six pending patent applications on file with the United States Patent and Trademark Office, or USPTO. Finally, MathStar had registered their MathStar, FPOA and ARRIX trademarks with the USPTO and held their MathStar.com domain name.

Prior to the Merger, MathStar engaged a third-party investment banking firm to explore the sale of its intellectual property and patents.  We are contemplating an independent valuation of MathStar’s intellectual property.  Depending on the valuation results, if obtained, we may pursue similar sale opportunities.

Recent Developments

Preferred Stock Purchase Rights.  On February 25, 2010, MathStar, Inc., entered into the Tax Benefit Preservation Plan and Rights Agreement (the “Plan”) with Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent. The Company’s board of directors adopted the Plan in an effort to protect against a possible limitation on the ability to use its net operating losses under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service.  Under the Plan, beginning March 12, 2010, for each share of the Company’s common stock held, the holder of the common stock has the right to purchase one one-millionth of a share of a new series of preferred stock of the Company.

Name Change:  On February 26, 2010, the corporate name was changed from MathStar, Inc. to Sajan, Inc.  We will continue to provide language translation technology and services under the Sajan name.  We will also continue to trade on the Pink OTC markets under the symbol “MATH.PK” until a new symbol becomes effective.

Reincorporation:  Before the Merger, Sajan, Inc. was a Minnesota corporation. By merging into Sajan, LLC, which is a wholly-owned subsidiary of MathStar, with Sajan, LLC as the surviving company, Sajan, Inc. became a Delaware limited liability company. In addition, in the Merger, the former stockholders of Sajan, Inc. were issued shares of common stock of MathStar and thus became stockholders of a Delaware corporation.

Products and Services

Our on-demand language translation solution incorporates an innovative technology product that serves as a single platform to meet the needs of the smallest user to the largest enterprise customer. The solution is a hosted platform and requires no installed software. It is typically delivered as a software as a service (SaaS) model. We combine both language translation services and our own proprietary technology to give customers a single source solution to meet all of their translation needs. In addition, some components of our solution may be offered in a desktop version for off-line operation. The solution integrates people, processes and data into a service and technology solution that is designed to deliver measurable value in the form of cost reduction, reduced production time, improved quality and integrated version control and audit trail.

GCMS.  Our Global Communication Management System (“GCMS”) is our web-based technology platform. We released version 5.0 of GCMS in October 2009. Our GCMS platform is an integrated, fully SaaS-enabled solution suite that provides the tools to authors, linguists, graphic artists, project operations and publishing staff needed to automate the project cycle for content localization from creation to delivery and to leverage enterprise translation memory (“TM”). Translation services are traditionally delivered on a per word cost basis, with ancillary fees for related services such as pre-and post-production content lay-out and TM integration. TM is the repository of past translation work which, in the case of GCMS, is parsed and stored contextually in a readily accessible data environment using proprietary algorithms that attempts to match current content with past translations. Properly optimized, the re-use of past translations from TM can significantly reduce operating costs and is an asset that is often under-utilized within the enterprise due to a lack of technology investment, fragmented responsibility of TM across the enterprise, fragmented service providers, or a lack of awareness of the economic value of TM. Our business model and strategy are focused on providing services and technologies to remedy such situations and facilitate enterprise customers’ optimization of TM. Our solutions increase worker productivity, accelerate critical time-to-market for customers, enhance the quality of globalized enterprise content, increase operational efficiency and reduce operating costs.

GCMS encapsulates a multilingual content repository, with built-in parsing technology that maintains language segment context. Retention of language context is, we believe, unique to our solutions and valuable for improving re-use of translated content. GCMS also offers a workflow component that streamlines the language translation process. Our solution comes standard with built-in version control and audit trail, which is often well-suited for businesses in highly-regulated industries, such as life sciences companies complying with requirements imposed by the United States Food and Drug Administration. The GCMS is designed to be a modular, secure, online solution that is appropriate for any business environment. The application is an Internet-based development and computer technology, commonly referred to as “cloud computing,” that provides high availability and reliability to worldwide customers. In addition, we provide business analytics directly to customers through our system. Using web services, system features can be integrated to other business systems.

Technological Features.  We have developed a number of tools that are designed to create value throughout the language translation process, particularly in the pre-translation process of authoring or content creation. Authoring Coach™ is a desktop tool, sold individually to any source content producer, using a Windows™ based editor. It presents similar or like phrases, sentences or paragraphs to the creator and enables the creator to draw from previously translated content. The result is information that is more consistent and reduces the need for new translation. In addition, we developed our TMate™ search technology to enhance intelligent multilingual search. TMate™ is our proprietary advanced multilingual search algorithm.

Process.  Utilizing the GCMS platform, human translators who provide translation services to us are first systematically ranked and qualified to ensure that a high-quality language resource is performing translation on a particular project. Incorporating pre-translation processes, such as Authoring Coach and advanced search using TMate™, further differentiates the platform and we believe provides greater price and value differentiation. We believe our technological advances, detailed process methodology, and ISO 9000 practices result in reduced costs while delivering a higher value to the customer. This method offers a blend of both service and technology. Customers may sign in online, request translation of new content, view the status of pending projects, and obtain completed projects. All content is stored at a granular level, referred to as a segment, with language context retained, and each translated segment is stored indefinitely. This capability allows us to offer audit trail and version control, which are useful to regulated businesses operating in industries where compliance is important. An illustration of the content translation lifecycle is provided below.

GCMS Advantages.  By utilizing a language management platform such as GCMS, we believe that customers are able to reduce the time-to-market for their products. The platform also enables enterprises to simultaneously launch products into all markets, which can result in more rapid revenue growth and a competitive advantage. The GCMS platform has been designed to ensure improved quality of multilingual content. GCMS uses a patent pending component called Context Intelligence™, which increases the contextual accuracy of re-used multilingual content. For customers whose content accuracy and contextual sensitivity is vital, the GCMS platform offers an attractive solution to these problems. In 2008, our technology was ranked as the top language translation technology by Common Sense Advisory in its report, “Translation Management Systems, Assessments of Commercial and LSP-Specific TMS Offerings.”

We have a patent pending on a number of components that make up the GCMS platform. Specifically, the structure in which both source and target content is stored results in a logical and contextually accurate placement of content. This means that the content becomes more intelligent and can be used in ways that are more meaningful for future language translation services.

ISO Certified. According to leading industry analysts, approximately 10% of suppliers in this market claim ISO certification. The certification requires significant investment of time and money. The benefits to clients are the assurance of quality controls and defined business structure. We received our ISO 9001:2000 certification in 2005, and are currently ISO 9001:2008 certified.

Market Description

Language is often a barrier in global commerce. The demand for effective language translation continues to grow. The industry has historically been very service centric, but, as is the case in many service industries, price pressures and other market demands impose the need for innovation and new solution paradigms.

Language translation services, although often treated like a commodity service, have historically been expensive, labor intensive and relatively slow in delivery. Human translators can typically translate 2,500 words per day on average, although this varies based on the complexity of the subject matter. This creates constraints on the available supply of translation services and, when positioned against growing demand, we believe will provide translation technology innovators with an advantage. As a result, based on the rising demand for translation services and the looming shortage of human translators worldwide, we expect a favorable pricing environment for Language Service Providers (LSPs) in the coming years.

Global economic challenges have created opportunities. As the U.S. Dollar declines against foreign currency, this influences United States business executives to seek revenue from foreign markets. We believe recent negative worldwide economic conditions have hastened the trend towards globalization.

We believe the shortage in human translators cast against a rising demand will result in increased opportunities for companies that offer technology-based solutions and improve the efficiency of language translation services. To compete effectively, language translation companies need to obtain translation in an accurate, timely, and cost effective manner. With advances in content management and the growth of the Internet, providers will also need to integrate their multilingual content with other enterprise systems to establish a cohesive single repository of all global content. Content is no longer monolingual content; it is multilingual. Industry analysts and general business analysts have indicated that a more integrated solution, often referred to as the Global Content Lifecycle, will be required to be successful in the future for both global enterprises and for the LSPs that support them. As a result, language translation is no longer likely to be treated as an afterthought in the globalization process, but rather as an integral part of an enterprise system. Further, as the annual spending by multinational companies for language translation solutions accelerates over the next several years, we believe a more technology-based solution will be required to keep pace with the rate of growth in the amount of content and increasingly sophisticated content management solutions.

Based on the current globalization and language translation market dependence upon non-technology oriented, small language translation firms (see chart below), we believe that vendors who provide both language translation capabilities and offer a strong technology platform will enjoy a competitive advantage.

Market Revenues.  Research completed by Common Sense Advisory (“CSA”) confirms an opportune, growing market According to CSA’s research, global language services market to reach $25 billion by 2013 (“Ranking of Top 30 Language Services Companies”), nearly 90% of companies outsource some or all of their translation and localization work (“Localization Vendor Management”), and 67% of language buyers say that a vendor’s automation capabilities are important (“Translation Management Technology”).

The global multi-lingual content delivery market is very fragmented. The combined revenues of the world’s top 30 translation firms account for less than 27% of the overall market, and most are service-only agencies. If ranked by revenue, the top 30 language service providers worldwide would account for approximately $3.8 billion of the $15 billion possible overall market in 2009. From the top position to the 30th position, revenue ranges from $461 million to $20 million.

The breakdown of LSPs in 2008, as outlined in the table below, reveals that small providers constitute a very large portion of this market. (CSA)  Generally, these providers have little to offer in the way of technology or value added services.

Revenue	Number of LSPs

Less than $1 million	6,380
$1 million-$5 million	391
$5 million-$10 million	64
$10-$50 million	42
$50 million-$500 million	8

Market Size.  According to Common Sense Advisory, the worldwide global multi-lingual content delivery market in 2009 was $15 billion and is expected to grow to $22.5 billion by 2012 and $25 billion by 2013 (“Ranking of Top 30 Language Services Companies”). This equates into a 10.76% compound annual growth rate over the five-year period. Human translation services account for over 90% of the global translation market and are generally delivered through a network of freelance linguists that freely associate among the LSPs on a per job basis.  Nearly 90% of companies outsource some or all of their translation and localization work (“Localization Vendor Management”), and 67% of language buyers say that a vendor’s automation capabilities are important (“Translation Management Technology”).

Region	Market Share (%)	2009 US$ Millions	2010 US$ Millions	2011 US$ Millions	2012 US$ Millions	2013 US$ Millions
Europe	43	6,468	7,331	8,409	9,703	10,781
United States	40	6,074	6,884	7,896	9,111	10,123
Asia	12	1,735	1,965	2,255	2,601	2,891
ROW	5	722	818	939	1,083	1,203

Growth Totals	100%	15,000	17,000	19,500	22,500	25,000

Source:  Projected Language Services Revenues for 2009-2013 in U.S. Millions of Dollars, Common Sense Advisory, Inc.

The ability of a traditional LSP to compete is growing more challenging. While demand for the service may be rising, which should allow for price increases, the buyers currently are demanding that providers hold or reduce prices. Without technological differentiation, a traditional LSP will continue to operate at a severe disadvantage, not only in its ability to manage the delivered cost, but also to integrate and interoperate with technologies used by its clients such as content management systems and other enterprise class business systems.

Key Market Trends and Influences.  Several distinct trends and influences within the global multi-lingual content delivery market have emerged, and we believe they will provide significant opportunities for market innovation. The underlying motivators for many of these include historic objectives such as cost reduction, quality improvement and faster cycle time. However, new factors are rapidly becoming apparent, such as revenue growth derived from foreign market penetration, improving global customer experience and brand support worldwide.

Competition

The global multi-lingual content delivery market is highly competitive and highly-fragmented with numerous existing competitors. We believe the principal competitive factors in providing language translation solutions include the ability to provide a comprehensive solution to customers; infrastructure that supports cost effective and high quality delivery to customers; project management expertise; quality and speed of service delivery; and corporate reputation. We believe that we have competed favorably with respect to these factors and have developed a strong reputation in our industry.

While many potential customers utilize internal resources to address their translation and localization requirements, we believe our primary competition is external and within our industry.  Competitors within our industry are categorized into three primary segments: Language Service Providers, Technology Only Providers, and Technology-Enabled Service Providers.

Language Service Providers.  The largest segment is comprised of competitors that offer only human language translation services and make limited use of technology on either an internal basis or as part of their solution. These service vendors are abundant due to low barriers to entry and often have only a small number of key, ongoing relationships. These providers make up the largest segment of the translation market and account for approximately 75% of the number of industry participants. The challenge for these providers is that they have little that differentiates them from other providers, with no technology and often unproven processes and quality controls. We believe that such firms offer an opportunity to increase our scale, gain access to critical linguistic skills and also open new geographic markets. We believe providing our technologies and business processes to these organizations will solidify their account base and enhance their margins.

Technology Only Providers.  The second segment consists of pure technology providers. This group is a disparate collection of point solution and suite providers to enterprises for handling their own translation requirements. These technology solutions handle a wide range of requirements and leave much to the customers to do on their own to integrate and operate across multiple applications. Examples of competitive technology only companies are SDL Plc (SDL), Across Systems GmbH, Kilgray Translation Technologies, LingoTek, Inc., Atril and Wordfast LLC.

Within the category of technology only provider, there are two subsets. One subset consists of providers that serve the translator market most often with what is referred to as Translation Memory tools (a data management application). Often these are inexpensive productivity tools used by translators or small language service providers. The second subset are those technology providers that serve corporate enterprises. These providers operate beyond data management and include business process and analytics. These systems are often referred to as Translation Management Systems (TMS). Technology providers as a whole represent a very small portion of market participants. There has been a trend among the technology solution providers towards new, more nimble entrants embracing SaaS architecture over the more traditional enterprise software model.

Technology-Enabled Service Providers.  The third segment consists of companies like us that combine both language translation services and comprehensive technology solutions, often referred to as Technology-Enabled Service Providers. The largest such company is publicly-held Lionbridge Technologies, Inc. (“Lionbridge”), with 2008 revenues of $461 million. There is only a small number of Technology-Enabled Service Providers. Within this group, based on the 2008 Common Sense Advisory report, we enjoy the highest ranking for our technology offering, and we believe it is the only fully featured, fully SaaS-enabled technology platform available.

We believe that only two of the largest LSPs - SDL and Lionbridge - provide legitimate technology offerings. Each takes a very different technological approach. SDL has acquired many technology companies, both directly relating to the global multi-lingual content delivery industry and others that are peripheral to the industry. We believe that this has alienated SDL from some buyers and partners, as SDL directly competes with them. Lionbridge promotes a SaaS solution. This solution utilizes a legacy technology product called LogoportTM, which was originally designed as a Translation Memory solution. Lionbridge has incorporated some web interfaces to this product.

We believe the remaining LSPs, while potentially competent in the delivery of language translation service, do not possess significant technology. If they do, they are likely to be using Translation Memory tools to achieve some level of content reuse so as to enable them to make some technological value claim.

Marketing and Sales

Substantially all of our revenues have been generated through our internal direct sales force and the efforts of our senior management team. As of March 15, 2010, we had 15 direct sales professionals in the United States and Europe.

Our sales force has developed relationships with an increasing number of customers. Our sales approach involves planning for a customer organization’s unique ongoing requirements, including future versions of products, and ongoing support, maintenance, and training, related to both technology products and content. A significant focus of our near-term sales effort is to expand the breadth of services and solutions we offer to customers and to gain a larger portion of their language translation business.

Customers

All of our customers sell products outside the United States and require content such as warnings, instructions, directions, and other information to be translated into a number of languages. Our customers are predominantly Fortune 1000 companies in the technology, medical, industrial, and manufacturing sectors. Most of our customers are located in the United States, with a high concentration located in the Midwest region. We anticipate that the percentage of our customers located outside of the United States will increase as we expand our sales efforts and Sajan Software hires additional sales personnel.

Major Customers

All of our customers sell products outside the United States and require content such as warnings, instructions, directions, and other information to be translated into a number of languages. Our customers are predominantly Fortune 1000 companies in the technology, medical, industrial, and manufacturing sectors. Most of our customers are located in the United States, with a high concentration located in the Midwest region. We anticipate that the percentage of our customers located outside of the United States will increase as we expand our sales efforts and Sajan Software hires additional sales personnel.

We derive a significant portion of our revenues from a limited number of customers. For the year ended December 31, 2009, our largest customer accounted for approximately 14% of our revenue, and our ten largest customers accounted for approximately 65% of our revenue.

Geographic Areas of Operations

As an international organization, we generate revenues worldwide.  During the year ended December 31, 2009, 83% of our revenues were generated within the United States and 17% were generated internationally.  Currently, our largest international market is Spain, which accounted for 72% of our international revenues.

Intellectual Property

The development, utilization and protection of technology is an important component of our overall operating strategy. We have filed a patent application with the U.S. Patent and Trademark Office covering aspects of our GCMS solution. We have not filed any applications for patent protection in any country other than the United States. As a result, we do not and will not have the right to enforce our rights under any United States patent, if issued to us, in any foreign country, or to prevent others in foreign countries from utilizing our proprietary technology covered by that patent. We may apply for patent protection on our future technology developments to the extent we believe such protection is available and economically warranted. Despite these efforts, others could independently develop technology that is similar to our technology, or offer or sell products or services in foreign countries that use our technology.

We have registered and use domain names sajan.com, authoringcoach.com, and sajansoftware.com.  We use, or intend to use, and claim rights to various trade names and trademarks to identify our language translation services and products. We have obtained a registered U.S. mark for the Sajan logo. We also use and claim rights to the “Sajan™”, “GCMS™”, “X-Content Integration™”,  “TMate™”, “Context Intelligence™” and “Authoring Coach™” marks.

We intend to protect our intellectual property to the extent such protection is warranted. In addition to efforts to obtain patent and trademark rights, we rely on a combination of trade secret, license, nondisclosure and other contractual agreements and copyright laws to protect our intellectual property rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees and contractors, and limit access to and distribution of our proprietary information. These arrangements may not be adequate to deter misappropriation of our proprietary information and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Research and Development

During the years ended December 31, 2008 and 2009, we spent approximately $402,000 and $595,000 on research and development, representing approximately 3.8% and 4.7% of our total revenue, respectively. Research and development costs include expenses related to software projects that we intend to sell or market where technological feasibility has not been established. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts more recently on the commercialization of the GCMS platform and its component modules for general release and independent use by participants in the content globalization process and for the ability to host GCMS using cloud computing methodologies. Functional development has continued in parallel on improving ease of use, functionality, scalability and efficiency of TM processing.

Our research and development primarily occurs in the United States, India and Ireland. We expect that on an annual basis, the dollar amount of research and development expenses will increase as we continue to enhance and expand our product offerings, but decrease as a percentage of revenues, as we anticipate that our revenues will grow at a faster rate than the growth of research and development spending.

Employees

As of March 15, 2010, we had 75 full-time employees and one part-time employee. Our employees include software development engineers, project managers, language specialists, and graphic designers, as well as sales and marketing, quality assurance and administrative team members. We have approximately 60 employees in our River Falls, Wisconsin office, five employees in our Dublin, Ireland office, and 10 employees in our New Delhi, India office. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good. In addition, we utilize the services of approximately 3,500 human translators, all of whom are independent contractors, and utilize consultants to perform short-term project-based services, which is a more cost-effective strategy than hiring additional full-time employees.

Corporate Information

General

Our principal offices are located at 625 Whitetail Boulevard, River Falls, Wisconsin 54022.  Our telephone number is (715) 426-9505.

The Company’s fiscal year runs from January 1 through December 31.  Neither the Company nor any of its predecessors have been in bankruptcy, receivership or any similar proceeding.

ITEM 1A    RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

The Company’s common stock involves a high degree of risk. Investors and potential investors should carefully consider the following risk factors, together with all of the other information included in this report, before making investment decisions about shares of our common stock. The risks and uncertainties described below are not the only risks and uncertainties facing the Company in the future. Additional risks and uncertainties not presently known or that are currently considered to be immaterial may also materially and adversely affect the Company’s business operations or the stock price of the Company’s common stock. If any of the following risks or uncertainties occurs, the Company’s business, financial condition, operating results and future growth prospects could materially suffer. In that event, the trading price of your securities could decline, and you may lose all or part of your investment.

An Important Note on Language:  The risk factors sections presented below refer to Sajan, Inc. on a post-Merger basis and unless otherwise identified, financial information refers to pre-Merger Sajan, Inc.

Risk Related to Our Business and Industry

Our past results may not be indicative of future results, and, therefore, we may be unable to continue to grow at our historical growth rates.

Sajan, Inc. began selling language translation services utilizing its proprietary technology in 2002 and generated only nominal revenues during that year. From 2003 to 2009, however, revenue increased more rapidly. The annual revenues of Sajan, Inc. for the year ended December 31, 2008 were approximately $10.7 million and increased to $12.7 million in the year ended December 31, 2009. Increasing revenues by growing our business operation under the Sajan name is a key component of our strategy. These expansion plans have placed and may continue to place significant demands on our management and operational resources. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenues could decline.

We do not have long-term contracts with our customers who provide us with recurring revenue, and our success will depend on our ability to maintain a high level of customer satisfaction and a strong reputation in the global multi-lingual content delivery industry.

Our contracts with our customers who provide us with recurring revenue typically allow the customer to cancel the contract for any reason with 30 days’ prior notice to us. Our continued success therefore depends significantly on our ability to meet or exceed the expectations of these customers because most of such customers do not make long-term commitments to use our solutions. In addition, if our reputation in the global multi-lingual content delivery industry is harmed or diminished for any reason, this may cause our recurring revenue customers to terminate their relationships with us on short notice and seek alternative globalization and translation solutions. If a significant number of recurring revenue customers terminate their relationships with us, our business, results of operations and financial condition would be adversely affected in a short period of time.

We rely on a limited number of customers, and the loss of or reduction in revenue from a major customer could negatively affect our business, financial condition and operations.

Sajan derives a significant portion of our revenues from a limited number of large customers. For the year ended December 31, 2009, our largest customer accounted for approximately 14% of our revenue, and our ten largest customers accounted for approximately 65% of our revenue. As a result of the concentration of our revenue to a limited number of customers, we have experienced fluctuations in collection of our revenues. The loss of any major customer or a significant reduction in a large customer’s use of our language translation solutions could materially reduce our revenue and cash flow and adversely affect our business, financial condition and operations.

Continued economic weakness and uncertainty could adversely affect our revenue, lengthen our sales cycle and make it difficult for us to forecast operating results accurately.

 Our revenues depend significantly on general economic conditions and the health of large companies that sell products internationally. Economic weakness and constrained globalization spending adversely affected our revenue growth rates in 2009, and similar and continuing circumstances may result in slower growth or reductions in our revenues and gross profits in the future. We have experienced, and may experience in the future, reduced spending in our business due to the current financial turmoil affecting the U.S. and global economy and other macroeconomic factors affecting spending behavior. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. In addition, economic conditions or uncertainty may cause current and potential customers to reduce or delay globalization expenditures, including purchases of our solutions. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology or contracted development budgets or if contract negotiations become more protracted or difficult as customers institute additional internal approvals for globalization and information technology purchases. Delays or reductions in globalization and information technology spending could have a material adverse effect on demand for our software and services, and consequently on our business, financial condition and results of operations.

If we are unable to attract new customers or sell additional solutions, or if our customers do not increase their use of our solutions, our revenue growth and profitability will be adversely affected.

 To increase our revenues and achieve and maintain profitability, we must regularly add new customers and sell additional solutions, and our customers must increase their use of our solutions they currently utilize. We intend to grow our business by hiring additional inside sales personnel and increasing our marketing activities. If we are unable to hire or retain quality sales personnel, convert customer prospects into paying customers, or ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we might not be able to increase sales, and our operating results will be adversely affected. In addition, if we fail to sell our new solutions to existing or new customers, we will not generate anticipated revenues from these solutions, our operating results will suffer and we might be unable to grow our revenues or achieve or maintain profitability.

We have incurred operating losses in the past and may incur operating losses in the future.

 For the years ended December 31, 2008 and 2009, Sajan generated net income of $234,000 and a net loss of $1.1 million, respectively. Throughout most of our history, we have experienced net losses and negative cash flows from operations. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not grow to offset these increased expenses, we may not be profitable. We cannot assure you that we will be able to achieve or maintain profitability.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The global multi-lingual content delivery industry in which we compete is characterized by rapid technological change, introductions of new products and evolving industry standards. Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments. The success of any enhancement or new solution depends on several factors, including the timely completion, introduction and market acceptance of any enhancement to our solution. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenues. If any of our competitors implements new technologies before we are able to implement them, those competitors may be able to provide more effective solutions than ours at lower prices. Any delay or failure in the introduction of new or enhanced solutions could adversely affect our business, results of operations and financial condition.

Our business may be harmed by defects or errors in the services we provide to customers.

Many of the services we provide are critical to the business operations of our customers. While we maintain general liability insurance, including coverage for errors and omissions, defects or errors in the services we provide could interrupt our customers’ abilities to provide products and services to their customers, resulting in delayed or lost revenue. This could damage our reputation through negative publicity, make it difficult to attract new and retain existing customers, and cause customers to terminate our contracts and seek damages. We may incur additional costs to correct errors or defects. There can be no assurance that our general liability and errors and omissions insurance coverage will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claims.

An interruption or failure of our information technology and communications systems could impair our ability to effectively provide our services, which could damage our reputation and business.

The provision of our services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our services. Interruptions in our services could reduce our revenues and profits, and the Sajan brand could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, tornados, fires, power loss, telecommunications failures, computer viruses or attempts to harm our systems. Our data centers may be subject to break-ins, sabotage and intentional acts of vandalism, and to other potential disruptions. Some of our systems may not be fully redundant, and our disaster recovery planning may not be able to account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our services. Any unscheduled interruption in our service will put a burden on the entire organization and would result in an immediate loss of revenue. If we experience frequent or persistent system failures on our web site, our reputation and the Sajan brand could be permanently harmed. The steps required to increase the reliability and redundancy of our systems are expensive, will reduce our operating margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

The intellectual property of our customers may be damaged, misappropriated, stolen, or lost while in our possession, subjecting us to litigation and other adverse consequences.

In the course of providing globalization and language translation services to our customers, we take possession of or are granted access to certain intellectual property of such customers. If such intellectual property is damaged, misappropriated, stolen, or lost, we could suffer, among other consequences:

•	claims under indemnification provisions in customer agreements or other liability for damages;

•	delayed or lost revenue due to adverse customer reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

Any adverse impact attributable to any of the foregoing factors would have a material adverse effect on our business and revenues.

We rely on third parties for key aspects of the process of providing services to our customers, and any failure or interruption in the services provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including data center and bandwidth providers, and we also rely on third parties for key aspects of the process of providing language translation services to our customers. Our revenues and margins are subject to our ability to continue to maintain satisfactory relationships with freelance linguists, who are in high demand worldwide for specific languages. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers and freelance linguists to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties the providers face may have negative effects on our business, the nature and extent of which cannot be predicted. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We also license technology and related databases from third parties to facilitate aspects of our translation processes and our data center and connectivity operations including, among others, Internet traffic management and search services. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationships with customers and adversely affect the Sajan brand, and could expose us to liabilities to third parties.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our on-demand business model. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

We depend on intellectual property rights to protect proprietary technologies, although we may not be able to successfully protect these rights.

We rely on our proprietary technology to enhance our software and service offerings. We use a combination of patent, trademark, trade secret and copyright law in addition to contractual restrictions to protect our technology. Although we have filed a patent application with the U.S. Patent and Trademark Office covering certain aspects of our technology, there can be no assurance that this application will result in an issued patent or that such patent, if issued, would adequately protect our technology or provide us with a competitive advantage. We may apply for patent protection on our future technology developments to the extent we believe such protection is available and economically warranted. However, there is no assurance that we will file additional applications for patent protection in the United States or in other countries, that any application that we may file will result in an issued patent, or that any issued patent will provide us with a competitive advantage. We have not filed any applications for patent protection in any country other than the United States. As a result, we do not have the right to enforce our rights under any United States patent, if issued, in any foreign country, or to prevent others in foreign countries from utilizing our proprietary technology covered by that patent. Despite our efforts, there can be no assurance that others will not independently develop technology that is similar to our technology, or offer or sell products or services in foreign countries that utilize our technology. The development by others of technology that is similar to our technology, or the sale of products or services in foreign countries that incorporate our technology, would harm our competitive position and have a material adverse effect on our business, results of operations and financial condition.

We may be involved in disputes from time to time relating to our intellectual property and the intellectual property of third parties.

We may become parties to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise claims against us alleging infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our liability insurance, if any, many not cover potential claims of this type adequately or at all, and we may be required to alter products or pay monetary damages or license fees to third parties, which could have a material adverse affect on our financial condition and results of operations.

Our strategy includes pursuing acquisitions, and our potential inability to successfully integrate newly-acquired companies, businesses or technologies may adversely affect our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their businesses or technologies. If we complete acquisitions, we face many risks commonly encountered with growth through acquisitions, including:

•	incurring significantly higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of the acquired company or business;

•	disrupting our ongoing business;

•	dissipating our management resources;

•	failing to maintain uniform standards, controls and policies; and

•	impairing relationships with employees and customers as a result of changes in management.

Fully integrating an acquired company, business or technology into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Our ability to use our U.S. net operating loss carryforwards might be limited or eliminated.

Upon closing the Merger, we have net operating loss carryforwards of approximately $49.2 million, which are potentially available for U.S. federal tax purposes. These loss carryforwards expire between 2015 and 2029. To the extent these net operating loss carryforwards are available, we intend to use them to reduce any corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on or eliminate the availability of our net operating loss carryforwards to offset any profit. Rules governing the use of net operating loss carryforwards are complex, and any use of our net operating loss carryforwards could be challenged given our Company’s change of control in 2007. To the extent our use of net operating loss carryforwards is significantly limited or eliminated, any income generated by us could be subject to corporate income tax earlier than if we were able to use net operating loss carryforwards, which could result in lower profit. Future changes of control may result in additional expiration of a portion of the remaining net operating loss carryforward before it can be used. The use of our carryforward is dependent upon the Company attaining profitable operations in the future.

The markets in which we operate are highly competitive, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

The markets for global multi-lingual content delivery software and services are increasingly competitive and global. We expect competition to increase in the future both from existing competitors and new companies that may enter our markets. In addition to our existing competitors, we may face competition in the future from companies that do not currently offer globalization or translation services. We may also face competition from internal globalization departments of Fortune 1000 and large emerging companies. Technology companies, information technology services companies, business process outsourcing companies, web consulting firms, technical support call centers, hosting companies and content management providers may choose to broaden their range of services to include globalization or language translation as they expand their operations internationally. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. However, we cannot assure you that new or established competitors will not offer solutions that are superior to or lower in price than ours. We may not have sufficient resources to continue the investments in all areas of software development and marketing needed to maintain our competitive position. In addition, some of our competitors are better capitalized than us, which may provide them with an advantage in developing, marketing or servicing new solutions. Increased competition could reduce our market share, revenues and operating margins, increase our costs of operations and otherwise adversely affect our business.

If we fail to retain our Chief Executive Officer and other key personnel, our business would be harmed and we might not be able to implement our business plan successfully.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. In particular, Shannon Zimmerman, President and Chief Executive Officer; Angel Zimmerman, Chief Operating Officer; and Vern Hanzlik, Chief Marketing Officer and President of Sajan Software, are critical to the management of our business and operations. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could have an adverse effect on our business, results of operations and financial condition.

In addition, we have not hired a full-time Chief Financial Officer. Mr. Zimmerman serves in that capacity on an interim basis. Until we hire a full-time Chief Financial Officer, we dilute his ability to function in both capacities. This could have an adverse impact on our ability to expand our product offerings and increase our business presence and operations. Further, our lack of a full-time Chief Financial Officer will hinder our ability to prepare the consolidated financial statements and notes to consolidated financial statements in accordance with US GAAP or to review the financial and other information prepared by external consultants and professionals to ensure accuracy and completeness.

Our continued growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

We have experienced a period of rapid growth in our headcount and operations. To the extent that we are able to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

We may be exposed to potential risks relating to internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In addition, beginning for the year ending December 31, 2010, the independent registered public accounting firm auditing our financial statements must also attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting as well as the operating effectiveness of our internal controls. The operations of Sajan, Inc. have never been subject to these requirements, and our management will be required to evaluate our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls as a required part of our Annual Report on Form 10-K for the fiscal year ending December 31, 2010, which must be filed with the SEC on or before March 31, 2011.

In planning and performing its audits of the consolidated financial statements of Sajan, Inc. as of December 31, 2008 and 2009, Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm of Sajan, Inc., identified a number of deficiencies in internal control that it considered to be material weaknesses and other deficiencies that it considered to be significant deficiencies. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. As a result, we will be required to expend significant resources to develop the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not comply with all of the necessary requirements. Accordingly, there can be no assurance we will receive any required attestation from our independent registered public accounting firm. If we cannot remediate the material weaknesses in internal controls identified by our independent registered public accounting firm, if we identify additional material weaknesses in internal controls that cannot be remediated in a timely manner, or we are unable to receive an attestation from our independent registered public accounting firm with respect to internal controls, investors and others with whom we do business may lose confidence in the reliability of our financial statements, and in our ability to obtain equity or debt financing could suffer.

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions. In 2008, we opened Sajan-India in New Delhi, India, and in 2009, we opened Sajan Software in Dublin, Ireland. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to risks that, generally, we have not faced in the United States, including:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value-added tax systems and restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, and terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring, operating or integrating operations in other countries will produce desired levels of revenues or profitability.

Our management has limited experience operating as a public company.

The members of our current management have limited experience operating a public company. We have seven directors and four new members of management. Of these individuals, only director and executive officer Vern Hanzlik and directors Michael W. Rogers, Richard C. Perkins and Benno G. Sand, have experience managing a public company. Therefore, most of our officers and directors have had limited experience in complying with the various rules and regulations that are required of a public company. We may not be able to operate successfully as a public company, even if our business operations are successful. Our inability to successfully operate as a public company could have a material adverse effect on our business, financial condition and operating results and on our ability to obtain equity or debt financing.

We cannot predict the outcome of the lawsuit with Tiberius or the lawsuit with Ms. Natzel, and an unfavorable outcome of either of these lawsuits could have a material adverse effect on our business, financial condition and operating results.

As described in section titled “Legal Proceedings” above, MathStar and Sajan, among others, are parties to a lawsuit involving Tiberius, and Sajan is a party to the lawsuit filed by Mary Jo Natzel. Although our management believes that Tiberius’s counterclaims and Ms. Natzel’s claims are without merit, we cannot predict the outcome of either of these lawsuits. In the event of unexpected future developments, it is possible that the ultimate resolution of these lawsuits, if unfavorable, could have a material adverse effect on our business, financial condition and operating results. Even if we ultimately prevail in the lawsuits, legal and other fees associated with the lawsuits could be significant. In addition, there may also be adverse publicity associated with legal proceedings that could negatively affect the perception of our business, regardless of whether the allegations made by Tiberius and Ms. Natzel are valid or whether we are ultimately found liable. As a result, these lawsuits may have a material adverse effect on our business, financial condition and operating results.

We may need additional financing in the future, which may not be available, and any such financing will likely dilute our existing stockholders.

We may require additional financing in the future, which could be sought from a number of sources, including, but not limited to, additional sales of equity or debt securities or loans from banks or other financial institutions. There can be no certainty that any such financing will be available to us or, if available, on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interests of our existing stockholders will be diluted and our ability to utilize accumulated net operating loss carryforwards could be impaired or terminated. If we raise additional funds by issuing debt or other instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our common stock. The current recession may cause any debt or equity financing to be more difficult to obtain, more costly and more dilutive. If adequate funds are not available on acceptable terms, we may be unable to fund the operation or expansion of our business. Our failure to obtain any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy and on our financial performance and stock price, and could require us to delay or abandon our growth strategy.

Risks Related to Ownership of Our Common Stock

An active trading market in our common stock may not develop or be adequately maintained, and our common stock may be subject to volatile price and volume fluctuations.

An active trading market in our common stock may not develop or be adequately maintained. Shares of our common stock are quoted on the Pink OTC Markets system and are not listed on any stock exchange, which may limit your ability to sell your shares in our company. The overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. These fluctuations have been extremely volatile and are often unrelated or disproportionate to operating performance. Consequently, you may not be able to sell our common stock at prices equal to or greater than the price you paid for your shares. In addition to the factors discussed elsewhere in this section, many factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly, including:

•	variations in our quarterly operating results;

•	decreases in market valuations of similar companies;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts who cover us, our competitors or our industry; and

•	fluctuations in stock market prices and volumes.

These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

Our quarterly results of operations may fluctuate in the future, which could result in volatility in our stock price.

Our quarterly revenues and results of operations have varied in the past and may fluctuate as a result of a variety of factors. If our quarterly revenues or results of operations fluctuate, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to current customers and attract new customers, including our ability to maintain and increase our number of recurring revenue customers;

•	the timing and success of introductions of new solutions or upgrades by us or our competitors;

•	the strength of the economy, in particular as it affects globalization activity;

•	changes in our pricing policies or those of our competitors;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	the amount and timing of expenditures related to operating as a public company, expanding our operations, research and development, acquisitions, or introducing new solutions; and

•	changes in the payment terms for our solutions.

Due to these and other factors, including the risks discussed in this Current Report on Form 8-K, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

Future sales of our shares may cause the market price of our securities to drop significantly, even if our business is doing well.

The former Sajan stockholders will not be able to sell any of their shares of our common stock until August 23, 2010 (February 23, 2011 for directors and executive officers). The presence of these additional shares trading in the public market may have an adverse effect on the market price of our common stock. Any such sale could cause the market price of our common stock to decline.

We may be unable to cause our securities to be listed on the NASDAQ Stock Market, which could limit investors’ ability to make transactions in our securities and subject stockholders to additional trading restrictions.

We intend to continue to be listed on the Pink Quote system of the Pink OTC Market until such time we satisfy the relevant listing requirements to have our common stock listed on the NASDAQ Global Market or the NASDAQ Capital Market. However, there can be no assurance we will ever be able to meet NASDAQ’s initial listing requirements, in which case our securities may continue to be listed on the Pink OTC Market indefinitely.

If we are unable to cause our securities to be listed on the NASDAQ Stock Market, we and our stockholders could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Current members of our management own a significant percentage of the outstanding shares of our common stock, which could limit other stockholders’ influence on corporate matters.

As of the closing of the Merger, Shannon Zimmerman and Angel Zimmerman, who are directors and executive officers after the Merger, collectively own approximately 32.7% of the outstanding shares of our common stock. Accordingly, these individuals are able to exert substantial influence over our affairs, including the election and removal of directors and all other matters requiring stockholder approval, including the future merger, consolidation or sale of our company. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transactions that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of the stockholders’ participation in our corporate matters, through stockholder votes and otherwise. As a result, the return on your investment in our common stock through the sale of your shares could be adversely affected.

Provisions in our charter documents, our Tax Benefit Preservation Plan, and Delaware law may inhibit a takeover, which could limit the price potential investors might be willing to pay in the future for our common stock and could entrench management.

Our certificate of incorporation and bylaws and our Tax Benefit Preservation Plan contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in our best interests. Our board of directors has the ability to designate the terms of and issue new series of preferred stock which could be issued to create different or greater voting rights which may affect an acquiror’s ability to gain control of our company. Our Tax Benefit Preservation Plan, which is designed to protect our stockholder value and safeguard valuable tax attributes by reducing the likelihood of an unintended ownership change, could also discourage a change of control. As a Delaware corporation, we are subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make it more difficult to remove management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our shares.

Our certificate of incorporation grants our board of directors the power to designate and issue additional shares of common and preferred stock.

Our authorized capital consists of eighteen million shares of MathStar common stock and ten million shares of undesignated preferred stock. Pursuant to authority granted by our certificate of incorporation, our board of directors, without any action by our stockholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate, and establish the rights, preferences, and privileges of such shares, including dividends, liquidation, and voting rights. The rights of holders of other classes or series of preferred stock that may be issued could be superior to the rights of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Any issuances of additional capital stock (common or preferred), will dilute the percentage of ownership interest of our stockholders.

Our certificate of incorporation and bylaws limit directors’ liability to stockholders.

As permitted by Delaware law, our certificate of incorporation and bylaws provide that each director shall have no personal liability for monetary damages for any breach of fiduciary duties to us, subject to certain exceptions. These provisions may reduce the likelihood of derivative litigation against directors and may discourage stockholders from bringing a lawsuit against directors for any breach of our fiduciary duties.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. Therefore, you should not expect to receive dividend income from shares of our common stock.

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Our primary operations are based in River Falls, Wisconsin, which is located approximately 20 miles east of the Twin Cities in Minnesota. We lease 16,000 square feet of office space from River Valley Business Center, LLC (“RVBC”) under two leases which expire in January 2017. Rents for these facilities averaged approximately $26,000 per month during the year ended December 31, 2009. RVBC is a “related person” as defined in Item 404 of Regulation S-K of the SEC because it is controlled by Shannon and Angela Zimmerman, each of whom is a principal executive officer and a director of our company. For financial accounting and reporting purposes under ASC 810 – Consolidation, (formerly FIN 46(R)), the financial statements of RVBC have been consolidated with the financial statements of Sajan, Inc. for the years ended December 31, 2008 and 2009. However, neither Sajan nor MathStar has any direct economic interest in the assets of RVBC, nor is either the principal obligor for any of the liabilities of RVBC. As a result of the Merger, the financial statements of RVBC will not be consolidated with our financial statements for the year ending December 31, 2010.

Sajan Software leases approximately 1,000 square feet of office space in Dublin, Ireland. Sajan-India leases approximately 2,000 square feet of office space in New Delhi, India. Combined rents for these facilities averaged approximately $4,000 dollars per month during the year ended December 31, 2009. We believe all of our facilities are suitable and adequate for current operating needs.

MathStar’s primary location, before the Effective Date of the Merger, was in Hillsboro, Oregon, near Portland, where we lease approximately 14,000 square feet of office space under a lease expiring on August 31, 2011. We also lease approximately 1,000 square feet in a facility near Minneapolis, Minnesota. Rents under these lease agreements averaged approximately $29,000 dollars per month during the year ended December 31, 2009. As of December 31, 2009, we vacated the Hillsboro space, as we were no longer using it. MathStar’s financials prior to the Merger recorded an accrual for the lease termination costs, net present value, of $540,000 dollars.

ITEM 3    LEGAL PROCEEDINGS

Tiberius Litigation

As reported in MathStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009, on October 8, 2009, legal counsel for Tiberius Capital II, LLC (“Tiberius”), sent by email to MathStar’s legal counsel a copy of a Complaint labeled “Draft — Subject to Completion” (the “Tiberius Complaint”). The Tiberius Complaint named Tiberius, individually and on behalf of all others similarly situated, as plaintiff. It named MathStar, Feltl and Company (“Feltl”), Sajan, Inc., Perkins Capital Management, Inc., Richard C. Perkins, Merrill A. McPeak, Benno G. Sand, John C. Feltl and Joseph P. Sullivan, as defendants (collectively, the “Minnesota Parties”). Mr. Perkins and Mr. Sand are members of MathStar’s board of directors and Merrill A. McPeak served as a director of MathStar from the date the litigation commenced through the Effective Date (collectively, the “MathStar Directors”).

The Tiberius Complaint stated that Tiberius was bringing a class action lawsuit on behalf of a class (the “Class”) consisting of all those who purchased MathStar’s securities between May 11, 2009 and September 30, 2009. The caption on the Tiberius Complaint stated that it was to be filed in the United States District Court for the Southern District of New York. The Tiberius Complaint alleged (1) violations of Section 13(d) of the Exchange Act and the Rules of the SEC thereunder against the Minnesota Parties except Sajan, Inc. for alleged failure to report that such Minnesota Parties were acting as a “group” for purposes of purchasing MathStar’s shares of common stock; (2) breaches of Section 14(a) of the Exchange Act and the Rules of the SEC thereunder against the Minnesota Parties except Sajan, Inc. for alleged misstatements in MathStar’s proxy statement filed with the SEC on June 17, 2009 (the “Proxy Statement”) and in connection with MathStar’s annual meeting of stockholders held on July 10, 2009; (3) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated by the SEC thereunder against the Minnesota Parties except Sajan, Inc. for alleged misstatements made in the Proxy Statement and in an alleged fraud on the market by such Minnesota Parties; (4) violations of Section 14 of the Exchange Act and Rule 14e-3 promulgated by the SEC thereunder against the Minnesota Parties except Sajan, Inc. for actions taken by such Minnesota Parties in connection with an alleged “creeping” tender offer; (5) control party liability under Section 20(a) of the Exchange Act against the MathStar Directors for alleged violations of Sections 14(a) and 14(e) of the Exchange Act and Rule 10b-5 thereunder; (6) breach of fiduciary duty against the MathStar Directors; and (7) civil conspiracy against the Minnesota Parties. In the Tiberius Complaint, Tiberius requested that the Court enter a judgment in favor of Tiberius and the Class and against the Minnesota Parties declaring that MathStar violated “§10b-5, §13d, §14a and §14e” of the Exchange Act and rules promulgated thereunder, including Regulation FD; enter judgment in favor of Tiberius and the Class and against the MathStar Directors in the amount of $10 million in compensatory and punitive damages; award Tiberius all of its costs incurred in connection with the action, including reasonable attorneys’ fees; and grant such other and further relief as the Court deems to be just and equitable.

On October 14, 2009, the Minnesota Parties filed a Complaint in the United States District Court for the District of Minnesota captioned “MathStar, Inc., Feltl and Company, Inc., Sajan, Inc., Perkins Capital Management, Inc., Richard C. Perkins, Merrill A. McPeak, Benno G. Sand, John C. Feltl and Joseph P. Sullivan, Plaintiffs, v. Tiberius Capital II, LLC, Defendant” (the “Minnesota Complaint”). In the Minnesota Complaint, the Minnesota Parties state that Tiberius is threatening to bring a class action lawsuit against them, as set forth in the Tiberius Complaint. The Minnesota Complaint also alleges a claim of tortious interference with prospective economic advantage against Tiberius on behalf of MathStar, Sajan, Inc. and Feltl. The Minnesota Complaint requests judgment in favor of the Minnesota Parties declaring that their actions described in the Minnesota Complaint were lawful; declaring that the Minnesota Parties have not violated any legal duties to Tiberius; declaring that the proposed Tiberius Complaint is without merit; awarding money damages to MathStar, Sajan, Inc. and Feltl in an amount to be determined at trial to compensate such Minnesota Parties for Tiberius’ tortious interference with their economic advantage; awarding the Minnesota Parties their costs, disbursements and reasonable attorneys’ fees; and awarding the Minnesota Parties such other and further relief as the Court deems to be just, proper and equitable. The Minnesota Complaint was served on Tiberius on October 21, 2009.

On November 9, 2009, Tiberius served and filed its Answer and Counterclaim denying liability under the Minnesota Complaint and asserting substantially the same claims set forth in the Tiberius Complaint and, in addition, asserting common law claims for fraud against the Minnesota Parties except Sajan, Inc. and against all of the Minnesota Parties for wrongful interference with the prospectively advantageous, successful completion of its tender offer for MathStar’s shares of common stock. On December 8, 2009, Tiberius served and filed an Answer and Amended Counterclaim in which it added a jurisdictional allegation and asserted claims for declaratory relief under its other claims. The Minnesota Parties filed timely motions to dismiss the Counterclaim and Amended Counterclaim on several grounds. The motions were fully briefed, and oral arguments took place before the Court on February 9, 2010. A ruling on the motions is expected the spring of 2010. A case scheduling conference was held on January 14, 2010 before the Magistrate Judge, at which it was determined that a schedule will be established following a ruling on the motions.  We believe the claims are without merit and plan to vigorously defend this lawsuit.

An Important Note on Language: The following section refers to Sajan, Inc. on a pre-Merger basis, as a privately-held Minnesota corporation, now known as Sajan, LLC post-Merger.

Litigation by Sajan, Inc. Stockholder

On February 11, 2010, Mary Jo Natzel, a shareholder of Sajan, Inc., initiated a lawsuit against Shannon Zimmerman and Angel Zimmerman (the “Zimmermans”) and Sajan, Inc. in the Minnesota District Court, Hennepin County, Fourth Judicial District. Ms. Natzel seeks declaratory, injunctive and monetary relief in an amount in excess of $50,000 against Sajan, Inc. and the Zimmermans. The Natzel complaint relates to an October 2001 stock split alleged to be ineffective as to Shannon Zimmerman’s shares and resulting underpayment to Ms. Natzel of distributions made by Sajan, Inc. while it was a corporation taxed under Subchapter S of the Internal Revenue Code. The complaint also alleges oral misrepresentations in 2001 by Mr. Zimmerman to Howard Natzel, the spouse of Mary Jo Natzel, regarding the dollar amount of cash invested by the Zimmermans into Sajan, Inc. prior to Mr. Natzel’s investment in October 2001 of $50,000 to purchase shares of common stock of Sajan, Inc. The complaint alleges breaches by the Zimmermans of their duties to Ms. Natzel entitling her to relief under common law, Minnesota Statutes Section 316.03, and Minnesota Statutes Chapter 302A; illegal conduct or actions by the Zimmermans unfairly prejudicial towards Ms. Natzel under Minnesota Statues Section 302A.751 and Section 205A.467; underpayment of Subchapter S distributions; declaratory judgments that each of the Zimmermans owns 225 shares of common stock of Sajan, Inc. prior to the Effective Date; injunctive relief prohibiting Sajan, Inc. and the Zimmermans from distributing the Merger proceeds to the Zimmermans or ordering the Zimmermans to deposit the Merger proceeds into the court and ordering the Zimmermans and Sajan, Inc. to calculate and pay supplemental Subchapter S distributions to the former stockholders of Sajan, Inc.; and an order requiring the Zimmermans to disgorge and pay to Ms. Natzel the amount by which they have been unjustly enriched to Ms. Natzel’s detriment. In the Merger, Sajan, LLC assumed the obligations of Sajan, Inc. On February 24, 2010, we received a notice of motion for temporary restraining order banning the distribution to the former stockholders of Sajan, Inc. any of the proceeds to be received in the Merger. After a hearing on February 25, 2010, the motion was denied.  The Company and the Zimmermans served and filed their Joint and Separate Answer on March 3, 2010.  We anticipate that the court will issue a scheduling order in mid-2010. We believe the claims are without merit and intend to vigorously defend this lawsuit.

ITEM 4	RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 23, 2008, our common stock has been quoted on the Pink Quote system of the Pink OTC Markets.  From October 27, 2005 through October 23, 2008, our common stock was listed on the NASDAQ Market, LLC under the symbol “MATH”.  Before October 27, 2005, there was no public market for our common stock.

The following table shows the high and low sales prices for our common stock as reported on the NASDAQ Stock Market, LLC or the Pink OTC Markets, as applicable, for the 2009 and 2008 fiscal quarters.  The high and low sale prices reported on the Pink OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Market Price (high/low)
For the Fiscal Year	2009	2008
First Quarter	$0.94 – 0.77	$3.75 – 2.45
Second Quarter	$1.22 – 0.80	$2.90 – 1.05
Third Quarter	$1.64 – 1.17	$1.43 – 1.05
Fourth Quarter	$1.50 – 1.15	$1.09 – 0.66

As of March 15, 2010, we had approximately 209 record holders of our common stock.

Dividend Policy

Holders of our common stock are entitled to receive such dividends as are declared by our board of directors out of funds legally available for the payment of dividends.  We presently intend to retain any earnings to fund the development of our business.  Accordingly, we do not anticipate paying any dividends on our common stock for the forseeable future.  Any future determination as to declaration and payment of dividends will be made at the discretion of our board of directors.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

An Important Note on Language:
•	Results of Operations refer to MathStar, Inc. on a pre-merger basis.
•	Liquidity and Capital Resources refers to both MathStar, Inc. and Sajan, Inc. historically and designate as such in the respective sections.
•	Sources of Capital and Uses of Capital refers to Sajan, Inc. on a pre-Merger and post-Merger basis, respectively.
•	The consolidated financial statements and accompanying notes to the consolidated financial statements refer to MathStar, Inc. on a pre-Merger basis.

The following discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve significant uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” elsewhere in this report.  For further information, see the section titled “Cautionary Notice Regarding Forward-Looking Statements” above.

BUSINESS OVERVIEW

Until we curtailed operations in the second quarter of 2008, we were a fabless semiconductor company engaged in the development, marketing and selling of our high-performance, programmable platform FPOA chips and design tools required to program our chips. During the three months ended March 31, 2008, sales did not materialize as expected, and the development of the next generation of FPOA fell behind schedule. As a result, on May 20, 2008, the Board of Directors voted to suspend research and development activities and curtail ongoing operations while analyzing strategic alternatives. The Board of Directors explored these strategic alternatives, which included restarting the company, merging with or acquiring another company, increasing operations in another structure or liquidation. We engaged a third party investment banking firm to explore the sale of intellectual property and patents and potential merger and acquisition alternatives.

RESULTS OF OPERATIONS:
YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Revenues and Cost of Revenues. We recognized revenues for the year ended December 31, 2009 of $.10 million compared to $.54 million for the year ended December 31, 2008. Revenue in 2009 consisted of one sale of FPOAs to one customer. Revenues in 2008 consisted of the sale of production chips of $.53 million and $.004 million in evaluation boards. Cost of revenues was $.11 million and $1.20 million for the years ended December 31, 2009 and 2008, respectively. Cost of revenues for 2008 consisted of product costs of $.04 million, scrap costs of $.37 million, a noncash charge to increase the excess and obsolete inventory reserve of $.78 million, and other costs of $.01 million. The scrap costs in 2008 were for proprietary inventory that could not be sold and was subsequently disposed. The excess and obsolete inventory reserve was required because, due to our curtailed sales and operations, we are unable to determine the probability of future FPOA sales.

Research and Development.  Research and development costs decreased 99% or $7.23 million to $.04 million for the year ended December 31, 2009 compared to $7.27 million for the year ended December 31, 2008. The $7.23 million decrease was primarily the result of our continued suspended research and development activities based on our Board of Directors' 2008 decision to curtail operations that decreased employee related expenses of $2.80 million, consulting and contractor payments of $1.58 million, design tool costs of $2.10 million, application IP charges of $.52 million, building and equipment rent of $.12 million, maintenance costs of $.02 million, recruiting and other costs of $.06 million, and travel costs of $.05 million.

 Selling, General and Administrative.  Selling, general and administrative costs decreased 54% or $2.55 million to $2.20 million for the year ended December 31, 2009 from $4.75 million for the year ended December 31, 2008. The $2.55 million decrease was primarily the result of sales activities being suspended and general activities being reduced as the Board of Directors continued curtailed operations while evaluating strategic options. Decreased expenses include compensation costs of $1.90 million, advertising and product promotions of $.04 million, travel of $.26 million, insurance of $.04 million, computer hardware and software expenses of $.06 million and general expenses due to curtailing operations of $.56 million offset by increased investment banking activity costs of $.17 million and an increase in consulting and contract fees of $.14 million with the use of consultants rather than employees and additional professional fees.

Restructuring and Impairment Charges.  For the year ended December 31, 2009, we recorded restructuring and impairment charges of $.59 million.  On December 31, 2008, we recorded restructuring and impairment charges of $2.62 million. See further discussion of these restructuring and impairment charges in Note 3 of the consolidated financial statements.

Other Income (Expense).  Other income for the year ended December 31, 2009 consisted of interest income on invested cash balances of $0.09 million.  Other income for the year ended December 31, 2008 of $.68 million consisted of interest income on invested cash balances and foreign currency losses of $.70 million and $.02 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

MathStar Historical Financial Results (pre-Merger)

As of December 31, 2009, our future capital requirements depended on many factors, including the strategic direction the company chose, sales levels, the type and structure of any strategic transaction chosen, and working capital needs. The Company believed its cash on hand and investment securities would be sufficient to meet current obligations as well as projected expenditures for the next twelve months at current spending levels. However, long-term financing requirements would depend significantly on the strategic direction chosen and could not be quantified until a strategic alternative was decided.

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.07 million and $14.05 million for the years ended December 31, 2009 and 2008, respectively. Net cash used for operating activities for the year ended December 31, 2009 was to fund our limited operations.   Net cash used for operating activities for the year December 31, 2008 was for severance and shut down expenses of $2.62 million, costs associated with evaluating strategic alternatives of $.11 million and general operating costs of $11.32 million.

Net Cash Provided by Investing Activities

For the years ended December 31, 2009 and 2008, cash provided by investing activities was $3.36 million and $21.48 million, respectively. Net cash provided by investing activities for the year ended December 31, 2009 related to proceeds from the sale of held-to-maturity and available-for-sale securities. Net cash provided in 2008 was from the sale of investment securities less the purchase of lab equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for both years ended December 31, 2009 and 2008.  The net effect of exchange rate changes for the year ended December 31, 2008 was $.01 million.

Contractual Cash Obligations

The following tables show the future payments that we are obligated to make based on agreements in place as of December 31, 2009 (in thousands); these expenses are for non-cancellable commitments for design licenses and operating leases.

The Company has entered into a non-cancellable long-term commitment with Synopsys in 2008 for the purchase of design tools. Payments under this agreement for the years ended December 31, 2009 and 2008 were $.30 million and $0, respectively.  Payments under this agreement will be $.20 million during the year ending December 31, 2010 and are included in accrued liabilities on our balance sheet.

The Company leases its office and research facilities and certain office equipment under non-cancellable operating leases. Total rent expense under these operating leases was $.33 million and $.37 million for the years ended December 31, 2009 and 2008, respectively.  Payments under these agreements will be $.36 million during the year ending December 31, 2010 and $.26 million during the year ending December 31, 2011.

Future minimum lease payments under non-cancellable operating leases at December 31, 2009 are as follows (in thousands):

Year Ending December 31,	Purchase Obligations	Operating Leases
2010	$151	$358
2011	-	257
	$151	$615

Summary cash flow data pre-Merger is as follows (in thousands):

MathStar, Inc.
	Years Ended December 31,
	2009	2008

Cash flows provided (used) by :
Operating activities	$(2,069)	$(14,048)
Investing activities	3,352	21,482
Financing activities	-	-
Effect of exchange rate change on cash	-	(6)
Net increase (decrease) in cash	1,283	7,428
Cash, beginning of year	11,767	4,339
Cash, end of year	$13,050	$11,767

At December 31, 2009 we had cash of $13.1 million compared to cash of $11.77 million on December 31, 2008.  The primary use of our cash during the year ended December 31, 2009 resulted from funding our limited operations.  The increase in cash resulted mainly from investing activities from the sale of our available-for-sale.

Sajan Historical Financial Results (pre-Merger)

The summary cash flow data below represents cash flows provided and used by operating, investing and financing activities (in thousands) of Sajan for the years ended December 31, 2009 and 2008, and predate the Merger with MathStar.

	Years Ended December 31,
	2009	2008

Cash flows provided (used) by :
Operating activities	$574	$1,071
Investing activities	(1,084)	(1,053)
Financing activities	254	100
Net increase (decrease) in cash	(256)	118
Effect of exchange rate changes in cash and cash equivalents	(4)	-
Cash, beginning of year	381	263
Cash, end of year	$121	$381

Sajan’s Sources of Capital (pre-Merger)

At December 31, 2009, Sajan’s principal source of liquidity was our bank line of credit, as we were in a net borrowing position. From inception until 2006, we were funded largely by internally generated funds, bank loans and customer advances. In 2006, we raised $2.0 million of outside capital to fund investments in their sales and marketing organization to accelerate growth.

Sajan’s Uses of Capital (post-Merger)

Sajan’s primary uses of capital resources to date have been to fund operating activities and expansion of business operations internationally.  The capital obtained by way of the recent merger will be used to grow and support the business in a variety of different ways.  The Company intends to increase investments in research and development.  This will help extend Sajan's differentiation and provided greater value to its global clients.  We have a product roadmap influenced heavily by voice of market and will seek to accelerate key feature releases.  We also intend to use its capital for purchasing strategic companies which add benefit to Sajan.  This may include both language translation service companies and technology companies.  Finally, we will invest in more aggressive sales and marketing initiatives to assist in overall business growth.

Since the Merger and in the immediate future, we anticipate that we will generate positive cash flow from operations, but we may require investment capital to fund monthly cash flow requirements, investments in our organizational infrastructure for the launch of our business products and, potentially, for acquisitions. This was a primary motivation for the Merger, in addition to providing access to public market securities for the liquidity of former Sajan stockholders and also access to capital on an efficient basis.

Following the completion of the Merger, we believe that our cash, cash equivalents and marketable securities and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to fund our operations, to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders or we may be subject to covenants that restrict how we conduct our business. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

Since January 1, 2007, inflation and changing prices have not had a material effect on our business. In light of the current economic recession, we are unable to predict whether inflation or changing prices will materially affect our business in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

MathStar’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.  The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis.  We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances.  Actual results could vary materially from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Note 2, “Significant Accounting Policies,” of the notes to our audited consolidated financial statements included in this report.  We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

MathStar recognizes revenue as services are performed and amounts are earned. We consider amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the ability to collect those fees.

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

For arrangements with multiple elements, we recognize revenue when vendor-specific objective evidence ("VSOE") exists for all undelivered elements of the arrangement or at the point when all elements have been delivered. We do not provide software maintenance and support or have any continuing obligations post delivery.  When more than one element is contained in a single arrangement, we allocate revenue in accordance with ASC 605-25-5, Multiple-Element Arrangements, based on objective evidence of fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate element. Fair value is generally determined based upon the price charged when the element is sold separately. For most multiple element arrangements to date the fair value of each element has not been objectively determinable; therefore, all revenue under such arrangements has been recognized on delivery of the final element in the arrangement

Research and Development

Research and development expenses represent costs incurred for designing and engineering our FPOA chip and developing design tools and applications to enable customers to more easily program our chip. Research and development expenses consist primarily of salaries and related costs of our engineering organization; fees paid to third party consultants associated with chip and application development; an allocation of facilities; and depreciation expenses. We expense all research and development costs related to the development of our FPOA chips. Development of certain design tools and application IP includes software available for resale. Such research and development expenses are required to be expensed until the technological feasibility of the software is established.

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

Stock-Based Compensation

We measure stock-based compensation expense based on the fair value of the award on the date of grant. We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant and account for restricted stock by amortizing the grant date fair value over the vesting period.

We account for stock-based compensation to nonemployees using the fair value method prescribed by ASC 505 - Equity. Compensation cost for awards granted to nonemployees is measured based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the nonemployee. Compensation cost is remeasured each period prior to the establishment of the measurement date. Compensation costs, if any, are amortized over the underlying awards vesting terms.

The application of ASC 718 – Compensation – Stock Compensation includes the use of a number of estimates to compute the fair value of options granted. Such estimates include the use of an appropriate valuation model, and assumptions including stock price volatility, expected terms and forfeiture rates. We have developed an index based on five comparable companies within the semiconductor industry to use as a volatility index due to the short period of time we have been public. Average option life has been calculated using the "simplified" method as prescribed in SEC Staff Accounting Bulletin 107. Estimated forfeiture rates are determined based on historical results. Changes in such assumptions could have a material impact on the financial statements. The only awards remaining are to the officers remaining as employees and members of the Board of Directors.

Capitalization of Software

We were developing certain design tool software and application IP for use on its FPOA chips. The accounting for development costs of these applications is covered under ASC 985, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of an application is established and such costs are determined to be recoverable. Judgment is required in determining when technological feasibility is established, and this determination is evaluated on a project by project basis. For design tools and basic application IP of established algorithms, we define technological feasibility of an application development project to be the point at which a feasibility assessment is complete and a detailed technical design document is established. For design tools and complex applications of new algorithms or where a technical design document is not sufficiently detailed, technological feasibility is the point at which a working model has been created. All costs incurred prior to establishing technological feasibility are expensed when incurred and are included within research and development expense. Costs after that date are capitalized and then amortized to cost of sales based on the greater of a straight-line basis over the useful life of the applications or the ratio of current sales to the total current and anticipated future sales.

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

Income Taxes

We account for income taxes in accordance with ASC 740 Accounting for Income Taxes. The asset and liability approach of ASC 740 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. We have recorded a full valuation allowance to offset our net deferred tax assets based upon our history of generating losses and the related uncertainty about our ability to generate sufficient taxable income to realize these benefits.

OFF BALANCE SHEET ARRANGEMENTS

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

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
MathStar, Inc.

We have audited the accompanying consolidated balance sheet of MathStar, Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended December 31, 2009.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MathStar, Inc. as of December 31, 2009 and the results of their operations and cash flows for the year then ended , in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 31, 2010

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Stockholders of MathStar, Inc.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of MathStar, Inc. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
Portland, Oregon
March 31, 2009

MATHSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,050	$11,767
Investments in marketable securities—short-term	-	2,530
Accounts receivable	-	176
Prepaid expenses and other current assets	54	222
TOTAL CURRENT ASSETS	13,104	14,695

Property and equipment, net	-	60

Investments in marketable securities—long-term	-	785

Put option	-	26

Other assets	16	23

TOTAL ASSETS	$13,120	$15,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$37	$16
Other accrued liabilities	702	519
TOTAL CURRENT LIABILITIES	739	535

LONG-TERM LIABILITIES
Lease obligations and other long-term liability	213	151
TOTAL LONG-TERM LIABILITIES	213	151

TOTAL LIABILITIES	952	686

Commitment and contingency (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $0.01 par value; 18,000 shares authorized; 9,181 shares issued and outstanding at December 31, 2009 and 2008	92	92
Additional paid-in capital	155,940	155,924
Accumulated deficit	(143,864)	(141,113)
TOTAL STOCKHOLDERS’ EQUITY	12,168	14,903

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,120	$15,589

See notes to consolidated financial statements.

MATHSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2009	2008
Revenues	$95	$536

Cost of Revenues	105	1,195

Gross Loss	(10)	(659)

Operating Expenses:
Research and development	36	7,267
Selling, general and administrative	2,200	4,749
Restructuring and impairment charges	593	2,618
	2,829	14,634

Operating loss	(2,839)	(15,293)

Interest and other income	88	702
Other income (expense)	-	(20)
Total other income (expense)	88	682

Net loss	$(2,751)	$(14,611)

Basic and diluted net loss per share	$(0.30)	$(1.59)

Weighted-average basic and diluted shares outstanding	9,181	9,181

See notes to consolidated financial statements.

MATHSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
Years Ended December 31, 2009 and 2008

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Paid-In Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2007	45,907	$459	$155,539	$-	$(126,502)	$29,496

1 for 5 reverse stock split	(36,726)	(367)	367	-	-	-

Stock-based employee compensation	-	-	18	-	-	18

Mark to market – available-for-sale securities	-	-	-	(43)	-	(43)

Transfer loss from available-for-sale securities to trading securities	-	-	-	43	-	43

Net loss	-	-	-	-	(14,611)	(14,611)
Balances at December 31, 2008	9,181	92	155,924	-	(141,113)	14,903

Stock-based employee compensation	-	-	16	-	-	16

Net loss	-	-	-	-	(2,751)	(2,751)
Balances at December 31, 2009	9,181	$92	$155,940	$-	$(143,864)	$12,168

See notes to consolidated financial statements.

MATHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net Loss	$(2,751)	$(14,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	171
Loss on asset disposal	-	58
Issuance of put option	-	(26)
Mark to market, trading securities	(40)	43
Mark to market, put option	26	-
Asset impairment charges	-	1,006
Amortization of discount on held-to-maturity securities	3	74
Loss on sale of available-for-sale securities	-	7
Non-cash changes in inventory	-	734
Stock-based employee compensation	16	18
Restructuring and impairment charges	593	563
Gain on sale of marketable securities	-	(42)
Foreign currency remeasurement	4	(44)
Changes in operating assets and liabilities
Accounts receivable	176	95
Inventory	-	(111)
Prepaid expenses and other assets	175	804
Accounts payable	21	(914)
Deferred revenue	-	(162)
Accrued expenses	(299)	(1,711)
Net cash used in operating activities	(2,069)	(14,048)

Cash flows from investing activities:
Purchase of property and equipment	-	(50)
Proceeds from sale of equipment	-	23
Proceeds from held-to-maturity securities	2,527	22,558
Proceeds from available-for-sale securities	-	4,460
Proceeds from sale of trading securities	825	-
Purchases of held-to-maturity securities	-	(2,931)
Purchases of available-for-sale securities	-	(2,685)
Restricted cash	-	107
Net cash provided by investing activities	3,352	21,482

Effect of exchange rate changes on cash	-	(6)

Net increase in cash and cash equivalents	1,283	7,428

Cash and cash equivalents:
Beginning of year	11,767	4,339
End of year	$13,050	$11,767

See notes to consolidated financial statements.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

1.	Nature of Business, Basis of Presentation and Liquidity –

The accompanying consolidated financial statements as of December 31, 2009 and 2008 for the years ended December 31, 2009 and 2008 include accounts of  MathStar Holdings B.V. and its wholly-owned subsidiary, MathStar Limited, collectively MathStar, Inc. (“MathStar” or the “Company”).  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  All material intercompany accounts and transactions have been eliminated in consolidation. During the quarter ended March 31, 2009, MathStar, Inc. closed its wholly-owned subsidiaries, MathStar Holdings B.V. and MathStar Limited and formed Garuda Acquisition, LLC, a Delaware limited liability company for the purpose of an acquisition.  (Note 10)

During fiscal years 2007 and 2008, sales did not materialize as expected, and our development of the next generation of FPOA chips fell even further behind schedule. As a result, on May 20, 2008, the Board of Directors voted to suspend research and development activities and ongoing operations while analyzing strategic alternatives to protect stockholder value. The Board of Directors explored these strategic alternatives, including merger, acquisition, increasing operations in another structure or liquidation. MathStar engaged a third-party investment banking firm to explore the sale of intellectual property and patents and potential merger and acquisition alternatives.  On January 8, 2010, the Company entered into an Agreement and Plan of Merger with Sajan, Inc. attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 11, 2010.  On February 23, 2010, the Company completed a transaction.  (Note 10)

The accompanying consolidated financial statements for the year ended December 31, 2008 were prepared on a basis which assumed that the Company would continue as a going concern and contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Although the Company has incurred recurring losses and negative cash flows from operations, the Company has met all financial obligations with vendors, key suppliers, and strategic partners, both prior and subsequent to curtailing operations. As of December 31, 2009, the Company has sufficient cash and investments to meet all known obligations as well as projected expenditures for the next twelve months at current spending levels. With the closing of the transaction on February 23, 2010 (Note 10), the Company believes it has adequate cash to fund operations for the next 12 months.

2.	Significant Accounting Policies –

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate their fair values due to their short maturities and/or market-consistent interest rates. Investments classified as trading or available-for-sale are recorded at fair value. Investments recorded as held-to-maturity are recorded at amortized cost, which, as of December 31, 2009 and 2008 was $0 and $2,530, respectively. The estimated activity of these investments is more fully disclosed in Note 4 of the consolidated financial statements.

Revenue Recognition

We recognize revenue as services are performed and amounts are earned. We consider amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the ability to collect those fees.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

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

For arrangements with multiple elements, we recognize revenue when vendor-specific objective evidence ("VSOE") exists for all undelivered elements of the arrangement or at the point when all elements have been delivered. We do not provide software maintenance and support or have any continuing obligations post delivery.  When more than one element is contained in a single arrangement, we allocate revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 605-25-5, Multiple-Element Arrangements, based on objective evidence of fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate element. Fair value is generally determined based upon the price charged when the element is sold separately. For most multiple element arrangements to date the fair value of each element has not been objectively determinable; therefore, all revenue under such arrangements has been recognized on delivery of the final element in the arrangement.

In accordance with ASC 605, Revenue Recognition, we recognize revenue from the sale of products or services in the following four general areas.

Production Chips

Production chip revenues consist of sales of our field programmable object arrays (“FPOAs”).  Our FPOAs are a new class of semiconductor integrated circuit or chip, which is a small electronic device made out of a semiconductor material that is used for a variety of electronic devices, including personal computers, audio and video equipment and other electronic products and systems.  Our FPOA consists of very small, pre-designed, high-speed computing and data storage elements, or silicon objects, arranged in a grid pattern, along with internal and external memory and data input and output channels.  We sell our FPOA chips in a blank state as standard off-the-shelf products. Our chips can be programmed for application-specific functionality by using a combination of industry standard design tools, our physical layer design tools and our library of application intellectual property (IP).

Evaluation Boards and Licenses

Revenues generated from evaluation boards and licenses consist primarily of the hardware and license agreements necessary in order for our customers to program, or map, their intellectual property applications, or algorithms, to our FPOA chips.

Application IP

Our internal-use software, or Application IP, are existing applications (algorithms) developed by the Company to provide to customers with an established algorithm we have developed for sale to customers to ease the transition to FPOA technology and accelerate their time to market for initial products.  We recognize revenue from the sale of Application IP in accordance with ASC 350-40, Internal-Use Software.

NRE and Other

Our design flow software enables engineers to design, verify, program and debug their algorithms and protocols on our Arrix product family, which is the foundation of our FPOA architecture.  Our NRE revenues are derived when we assist the customer with development of their initial design and prototype to accelerate their time to market.

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

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. The Company does not accrue interest on accounts receivable.

Inventory

Inventory is valued at the lower of cost or market and held as an asset until such time as it is consumed or sold. Inventory is consumed on a first in, first out basis. On a quarterly basis, management reviews the inventory balance for inventory that is not forecasted to be used in the normal course of business. A reserve will be established for any amount deemed excessive or obsolete. This will result in a non-cash charge to cost of sales. If and when the inventory is written off, the inventory reduction is offset against the reserve. If the level of future sales differs significantly from that of the forecast, any future inventory write-off could result in additional charges to the income statement. In June 2008, we chose to curtail sales and operations and were unable to forecast if any of our remaining chip inventory would be sold. All inventory currently held is fully reserved as of December 31, 2009 and 2008 due to our curtailed sales activity and inability to predict future sales.

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

During the year ended December 31, 2009, we recorded an impairment for the remaining value of the property and equipment due to continued curtailment of operations of $53. (Note 3)

Warranties

We provide warranties on the products we sell. To date, the costs incurred under these warranties have been immaterial.

Patents

The Company has filed applications for patents with the U.S. Patent and Trademark Office. The legal fees and application costs associated with obtaining patents from the U.S. Patent and Trademark Offices are expensed as incurred based on uncertainty as to the recoverability of these amounts.  As of December 31, 2009, three patents had been granted by the U.S. Patent and Trademark Office.  The Company has suspended pursuit of the remaining patent applications until an evaluation of benefits and costs could be completed.

Long-Lived Assets

The recoverability of long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such assets is not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes. During 2008, all assets related to curtailed operations were either disposed of or written down to fair market value. As of December 31, 2008, we had long-lived assets with a net book value of $60.  We disposed of our remaining long-lived assets during fiscal 2009.

Stock-Based Compensation

We measure stock-based compensation expense based on the fair value of the award on the date of grant. We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant.  (Note 5)

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

Capitalization of Software

The Company was developing certain design tool software and application IP for use on its FPOA chips. The accounting for development costs of these applications is covered under ASC 985, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of an application is established and such costs are determined to be recoverable. Judgment is required in determining when technological feasibility is established, and this determination is evaluated on a project by project basis. For design tools and basic application IP of established algorithms, we define technological feasibility of an application development project to be the point at which a feasibility assessment is complete and a detailed technical design document is established. For design tools and complex applications of new algorithms or where a technical design document is not sufficiently detailed, technological feasibility is the point at which a working model has been created. All costs incurred prior to establishing technological feasibility are expensed when incurred and are included within research and development expense. Costs after that date are capitalized and then amortized to cost of sales based on the greater of a straight-line basis over the useful life of the applications or the ratio of current sales to the total current and anticipated future sales.

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

During 2008, we had two significant customers that represented 75% and 9% of our revenue during the year ended December 31, 2008 and 100% and 0% our accounts receivable balance as of December 31, 2008, respectively. The outstanding receivable as of December 31, 2008 has been subsequently collected.  During 2009, we had one sale to one customer and the invoice was paid in full.

Earnings Per Share

Basic earnings per share are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants using the treasury stock method. Potential dilutive shares for convertible notes payable are determined based on the if-converted method. Options and warrants to purchase 663 and 737 shares of common stock were outstanding at December 31, 2009 and 2008, respectively, but were not included in the computation of net loss per share, as their effect was anti-dilutive. (Note 6)

Income Taxes

We account for income taxes in accordance with ASC 740 Accounting for Income Taxes. The asset and liability approach of ASC 740 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. We have recorded a full valuation allowance to offset our net deferred tax assets based upon our history of generating losses and the related uncertainty about our ability to generate sufficient taxable income to realize these benefits.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

3.	Restructuring and Impairment Charges –

On May 20, 2008, the Company announced a curtailment of operations as it evaluated strategic alternatives to preserve stockholder value.  This decision resulted in restructuring and impairment charges of $3,500 for the year ended December 31, 2008.  Management determined that it was highly likely that certain operational assets would not be used and no alternatives existed. In accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, these assets were deemed to be impaired and either held-for-sale or abandoned and written down to their fair market value.  A plan to locate potential buyers was put in place for their disposal, and no further depreciation expense was charged to the Company’s operating activity for these assets.

In addition, the Company evaluated assets that were not abandoned or held-for-sale and determined that the estimated useful lives of these assets should be shortened.  As well, in accordance with ASC 420, Exit or Disposal Cost Obligations, certain one-time charges relating to severance to terminated employees, and fees associated with early contract terminations no longer used and giving economic benefit to the Company, were recorded. As the liabilities for these charges were settled, payment was made against the liability.

During the quarter ended September 30, 2008, the Company ceased all operations in Minnesota and is no longer utilizing the facility covered under a non-cancellable lease arrangement. We recognized a restructuring charge of $17 for the potential liability of this lease.  Management believes that no further charges will be incurred for this activity, except for potential termination of non-cancellable lease liabilities for the Hillsboro, Oregon facility, which will depend on the strategic direction chosen by the Company. The amount of the potential lease termination liability will not be known until the strategic direction is identified. We recorded a liability of $540, net of assumptions for sublease income related to the lease termination, for the year ended December 31, 2009 because the lease, which expires in August 2011, was abandoned. Total commitments under these leases are $615 and $886 as of December 31, 2009 and 2008, respectively. Below is the detail of restructuring and impairment charges for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Inventory abandoned	$-	$349
Increase (decrease) in excess and obsolete reserve	-	533
Charged to cost of sales	-	882
Severance	-	1,506
Fair market adjustment of assets held-for-sale	-	328
Lease termination	540	57
Assets abandoned	53	727
Charged to operating expenses as restructuring and impairment charges	593	2,618
Total charges for restructuring and impairment	$593	$3,500

Severance expense of $0 and $1,506 for the years ended December 31, 2009 and 2008 impacted approximately 75 employees, which accounted for a majority of the Company's workforce. The following is a roll forward of the restructuring liability for the years ended December 31, 2009 and December 31, 2008.   We recorded $540 and $53 in restructuring and impairment charges for the year ended December 31, 2009 for lease terminations and abandoned assets.

Restructuring Liability
Liability as of March 31, 2008	$-
Additions	1,506
Payments	(943)
Liability as of June 30, 2008	563
Additions	17
Payments	(568)
Liability as of September 30, 2008	12
Additions	-
Payments	(8)
Liability as of December 31, 2008	4
Additions	540
Payments	(4)
Liability as of December 31, 2009	$540

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

 No further charges will be incurred for this activity due to the Merger.  See Note 10, Subsequent Events, for further information on the Merger.

4.	Select Balance Sheet Information –

Investment Securities

	December 31, 2009	December 31, 2008
Short-term
Held-to-maturity
Corporate bonds and notes	$-	$2,530
Total short-term investments	-	2,530

Long-term
Trading
Auction preferred securities	-	785
Total long-term investments	-	785
Total investments	$-	$3,315

Investment classified as held-to-maturity have timed maturities to meet forecasted cash needs and are reported at amortized cost, as the Company has the ability and intent to hold these securities to maturity. Amortized cost approximates fair value for held-to-maturity investments. Investments with maturities beyond one year are classified as long-term investment securities.

Assets measured at fair value on a recurring basis at December 31, 2009 and 2008 are as follows:

	Fair Value Measurement at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	12/31/09	12/31/08	12/31/09	12/31/08	12/31/09	12/31/08	12/31/09	12/31/08
Put option	$-	$-	$-	$-	$-	$26	$-	$26
Trading securities	-	-	-	-	-	785	-	785
Total	$-	$-	$-	$-	$-	$811	$-	$811

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

At December 31, 2008, there was insufficient observable APS market information available to determine the fair value of the Company's investments in APS. Therefore, the Company estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Despite the failed auctions, the Company's APS continue to be highly rated by the rating agencies. Of the original $2,680 in APS purchased, $1,852 was redeemed on May 27, 2008 at face value.  We sold our remaining investments during the year ended December 31, 2009.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

Below is a reconciliation of the beginning and ending balances for each type of security valued using a Level 3 valuation at December 31, 2009 and 2008.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Preferred Securities
Beginning balance as of December 31, 2007	$-	$-
Total gains (losses) realized/unrealized including in earnings	-	(43)
Purchases	-	2,680
Settlements	-	(1,852)
Issuance of put option	26	-
Ending balance as of December 31, 2008	26	785
Total gains (losses) realized/unrealized included in earnings	(26)	40
Purchases	-	-
Settlements	-	(825)
Ending balance as of December 31, 2009	$-	$-

On November 14, 2008, we accepted an offer from UBS AG ("UBS"), which provided us with rights related to our APS (the "Rights"). The Rights permitted us to require UBS to purchase our APS at any time during the period from June 30, 2010 until July 2, 2012 at par value, which is defined as the price equal to the liquidation preference of the APS plus accrued but unpaid dividends or interest. Conversely, UBS had the right, in its discretion, to purchase or sell our APS at any time until July 2, 2012 so long as we receive payment at par value upon any sale or disposition.

The Rights represented a firm agreement in accordance with ASC 815, Derivatives and Hedging, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free-standing asset separate from the APS. At December 31, 2009 and 2008, we recorded $0 and $26 as the fair value of the put option asset with a corresponding credit to interest income, net. The put option does not meet the definition of a derivative instrument under ASC 815. Therefore, we have elected to measure the put option at fair value under ASC 825, Financial Instruments, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the APS. As a result, unrealized gains and losses will be included in earnings in future periods. We expect that future changes in the fair value of the put option will approximate fair value movements in the related APS. Prior to accepting the UBS offer, we recorded our APS as investments available-for-sale. We recorded unrealized gains and losses on our available-for-sale debt securities, net of a tax benefit, in accumulated other comprehensive income in the stockholders' equity section of our balance sheets. Such an unrealized loss did not reduce net income for the applicable accounting period.

In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our APS at par value beginning on June 30, 2010, we transferred our APS from investments available-for-sale to trading securities in accordance with ASC 320, Investments-Debt and Equity Securities. Prior to our agreement with UBS, our intent was to hold the APS until the market recovered. The unrealized loss on our APS was $43 as of December 31, 2008. Upon transfer to trading securities, we immediately recognized a loss of $43, which is included in interest income, net, for the amount of the unrealized loss not previously recognized in earnings for the year ended December 31, 2008. During the year ended December 31, 2009, we sold our trading securities for $825 and recognized a gain of $40 which is included in interest income, net.

Inventory

	December 31, 2009	December 31, 2008
Raw materials and subassemblies	$-	$-
Finished goods	-	446
	-	446
Less: Reserve for excess and obsolete inventory	-	(446)
Total inventory, net	$-	$-

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

Prepaid and Other Current Assets

	December 31, 2009	December 31, 2008
Interest receivable	$-	$61
Prepaid insurance	27	105
Prepaid rent	27	26
Other	-	30

Total prepaid and other current assets	$54	$222

Property and Equipment

	December 31, 2009	December 31, 2008
Computer equipment	$51	$50
Purchased software	91	91
Equipment	-	-
Furniture and fixtures	380	198
	522	339
Less accumulated depreciation	(522)	(279)

Total property and equipment, net	$-	$60

Depreciation expense was $7 and $162 for the years ended December 31, 2009 and 2008, respectively. In 2008, the Company disposed of assets with a net book value of $823, which resulted in a loss of $58.  During the year ended December 31, 2009, the Company recorded an impairment of $53 which is included in restructuring and impairment charges on the consolidated statements of operations.

Other Assets

As of December 31, 2009 and 2008, the Company had $16 and $23 in security deposits for leases in Hillsboro, Oregon and Eden Prairie, Minnesota.

Amortization expense associated with capitalized application software was $0 and $9 for the years ended December 31, 2009 and 2008, respectively. The remainder of the capitalized IP was written off in conjunction with the decision to curtail operations in 2008.

Accrued Expenses

	December 31, 2009	December 31, 2008
Accrued lease obligations	$327	$47
Accrued compensation	-	9
Accrued professional fees	221	148
Accrued license contracts	151	302
Accrued restructuring charges	-	4
Other	3	9

Total accrued expenses	$702	$519

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

5.	Stock-based Compensation –

Under ASC 718, Compensation – Stock Compensation, the Company has elected to use the modified prospective transition method, which requires the Company to record compensation expense in accordance with the provisions of ASC 718 only for options issued after January 1, 2006. Stock based compensation expense for the years ended December 31, 2009 and 2008 was $16 ($0.00 per share) and $21 ($0.00 per share), respectively.  For the year ended December 31, 2009, $16 was charged to selling, general and administrative expense, including expenses for cheap stock.  For the year ended December 31, 2008, $2 was credited to research and development and $23 was charged to selling, general and administrative expense, including expenses for restricted stock and cheap stock.

The Company’s determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to, the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures. An option’s expected term is the estimated period between the grant date and the exercise date of the option. As the expected term increases, the fair value of the option and the compensation cost will also increase. The expected-term assumption is generally calculated using historical stock option exercise data. The Company does not have historical exercise data to develop such an assumption. In cases where companies do not have historical data and where the options meet certain criteria, SEC Staff Accounting Bulletin 107 (“SAB 107”) provides the use of a simplified expected-term calculation. Accordingly, the Company calculated the expected terms using the SAB 107 simplified method.

The Company calculates expected volatility for stock options and awards using its own stock price and comparable within the semiconductor industry to use as a volatility index due to the short period of time it has been public. Management expects and estimates that substantially all director stock options will vest, and therefore the forfeiture rate used was zero.  Due to the curtailment of operations, it was determined that there was a high probability that all options granted to employees would be forfeited rather than exercised. As such, the forfeiture rate on those options was increased to 100% in the Black-Scholes model, and associated expenses were adjusted.

The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during 2009 and 2008, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Year Ended December 31,
	2009	2008
Risk-free interest rate	2.41%	2.63%
Expected life of options granted	6.25 Yrs	6.25 Yrs
Expected volatility range	58.4%	64.3%
Expected dividend yield	-%	-%

Using the Black-Scholes option pricing model, management has determined that the options and warrants issued in 2009 and 2008 have a weighted-average grant date fair value of $0.84 and $0.45 per share, respectively.

Stock Option Plans

 In October 2004, the Company adopted and in June 2005 its stockholders approved the 2004 Amended and Restated Long-Term Incentive Plan (the "2004 Plan"). Under the 2004 Plan, 1,633 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company at exercise prices as determined by the Board of Directors on the dates of grants. With the approval of stockholders at the 2006 and 2007 annual meetings, 300 and 1,367 additional shares were reserved, respectively, under the 2004 Plan.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	46	670	$18.13
Net increase in authorized shares	600	-	-
Options granted	(30)	30	2.34
Options forfeited	596	(596)	16.74
Options cancelled	(163)	-	-
Restricted stock cancelled	-	-	-
Options exercised	-	-	-
Outstanding at December 31, 2008	1,049	104	$21.54
Net increase in authorized shares	-	-	-
Options granted	(22)	22	1.20
Options forfeited/cancelled	44	(44)	12.98
Options exercised	-	-	-
Outstanding at December 31, 2009	1,071	82	$19.45
Exercisable at December 31, 2009	-	59	$26.58

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.72	2	8.95	$0.72	2	$0.72
$0.88	5	9.16	0.88	-	-
$1.30	17	4.51	1.30	-	-
$3.10 - $5.35	4	3.83	4.81	4	4.81
$8.45	3	7.38	8.45	2	8.45
$17.25 - $24.45	16	1.27	17.61	16	17.61
$30.00 - $31.50	18	5.69	30.67	18	30.67
$41.25	17	2.07	41.25	17	41.25
	82	3.84	$19.45	59	$26.58

Options outstanding at December 31, 2009 and 2008 had an aggregate intrinsic value of $8 and $0, respectively.  Options exercisable at December 31, 2009 had a weighted average contractual term of 3.47 years and an aggregate intrinsic value of $2 compared to options exercisable at December 31, 2008 with a weighted average contractual term of 4.97 years and an aggregate intrinsic value of $0.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009 and 2008 was $0.68 and $1.48, respectively. There were no options exercised during the years ended December 31, 2009 and 2008. The total fair value of shares vested for the years ended December 31, 2009 and 2008 were $127 and $896, respectively.

The following table shows the status of the Company's unvested shares as of December 31, 2009 and 2008 and changes during the years then ended:

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	456	$6.92
Granted	25	1.39
Vested	(64)	7.87
Forfeited	(396)	6.42
Unvested at December 31, 2008	21	6.87
Granted	17	1.30
Vested	(15)	21.33
Forfeited	-	-
Unvested at December 31, 2009	23	$0.99

Stock options outstanding at December 31, 2009 and 2008 include options to purchase 30 and 78 shares that were granted to non-employees and options to purchase 52 and 26 shares that were granted to employees. Compensation expense related to stock options that will be amortized into future operating expenses was $3 at December 31, 2009. That cost is expected to be recognized over a weighted-average period of 2 years.

Cheap Stock

In 2005, the Company issued options to purchase 1,065 shares to certain employees at a price below the fair market value on the date of grant. The difference between the fair value and the exercisable value is expensed over the vesting period of four years. For the years ended December 31, 2009 and 2008, we recaptured a net $6 and $3 due to the termination of employees. All options issued after our initial public offering were issued at the fair value at the date of grant, and no cheap stock expense was incurred.

6.	Stockholders’ Equity –

Authorized Shares

The Company's authorized capital consists of 28,000 shares of capital stock, of which 18,000 shares have been designated as common stock ($0.01 per share par value), and 10,000 shares have been designated as preferred stock ($0.01 per share par value). In addition, as of December 31, 2009, 1,200 of the 18,000 shares of common stock had been reserved for issuance under the Company's stock option plans. Each share of common stock entitles the holder to one vote.

Stock Split

On May 23, 2008, the Board of Directors and stockholders declared a one-for-five reverse stock split. The accompanying consolidated financial statements and related notes give retroactive effect to this reverse stock split.

Warrants

There was no stock-based compensation expense related to warrants vested during the years ended December 31, 2009 and 2008.  The weighted average remaining contractual life of the warrants outstanding is 1.6 years.

The following table summarizes warrant activity:

	Warrants Outstanding	Price Range Per Share
Outstanding at December 31, 2007	3,364	$4.41 - $7.20
Warrants issued	-
Warrants exercised	-
Adj. for 1 for 5 reverse split	(2,691)
Warrants expired	(40)
Outstanding at December 31, 2008	633	$22.05—$36.00
Warrants exercised	-
Warrants expired	(52)
Outstanding at December 31, 2009	581	$22.05—$36.00

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

7.	Income Taxes –

The Company has not recorded any income tax benefit for losses recorded since inception.

The components of deferred income taxes are as follows:

	December 31,
	2009	2008
Net operating loss carryforwards	$11,363	$47,954
Research and experimentation credit carryforwards	3,888	3,886
Stock options, warrants, restricted stock, accrued expenses, reserves	621	696
Total deferred tax assets	15,872	52,536
Valuation allowance	(15,872)	(52,536)
Net deferred tax asset	$-	$-

The Company has federal and state net operating loss carryforwards of approximately $27,833.

The Company has established valuation allowances to fully offset its deferred tax assets due to uncertainty about the Company's ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company's recent history of significant operating losses.  The net operating loss carryforwards and the valuation allowance have been reduced by $92,668 and $37,832, respectively, to reflect limitations under the provisions of the Internal Revenue Code, Section 382 resulting from certain changes in ownership.

The valuation allowance decreased by $36,664 and increased by $5,888 for the years ended December 31, 2009 and 2008, respectively.  Future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized.  See Note 10 relating to the Tax Benefit Preservation Plan and Rights Agreement.

The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2029. Available research and development credit carryforwards at December 31, 2009, represent federal and state amounts of $3,231 and $1,007, respectively, with expiration dates in calendar years 2020 through 2028.

The Company's effective income tax rate differs from the U.S. Federal income tax rate as shown below for the years ended December 31:

	December 31,
	2009	2008
Tax expense (benefit) at the federal statutory rate	(35.00)%	(35.00)%
State income tax (benefit), net of federal income tax effect	(5.82)%	(5.61)%
Research credits	-%	(1.97)%
Permanent differences	7.71%	(.04)%
Tax provision to tax return true-up	(9.39)%	2.06%
Other	0%	2.32%
Increase in valuation allowance	42.50%	38.25%
Effective tax rate	0.00%	0.00%

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company had no significant unrecognized tax benefits as of December 31, 2009 and 2008 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.  Any interest or penalties are expensed as general and administrative expense as incurred.  The statute of limitations remains open for tax years ended December 31, 2006 through 2009 for federal income tax purposes. These open years remain subject to examination by major tax jurisdictions as of December 31, 2009.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

8.	401(k) Savings Plan –

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

9.	Commitments and Contingencies –

Operating Leases

The Company leases its office and research facilities and certain office equipment under non-cancellable operating leases. Total rent expense under these operating leases was $325 and $370 for the years ended December 31, 2009 and 2008, respectively.

Future minimum lease payments under non-cancellable operating leases at December 31, 2009 are as follows:

Year Ending December 31,
2010	$358
2011	257
$615

As disclosed in Note 3, the Company recorded a lease termination charge of $540 for the year ended December 31, 2009.

Other Long-Term Commitments

Purpose Obligations.  The Company has entered into a non-cancellable long-term commitment with Synopsys for the purchase of design tools. Payments under this agreement for the year ended December 31, 2009 were $302.  Payments under this agreement will be $151 during the year ending December 31, 2010 and are included in accrued liabilities on our balance sheet.

Legal proceedings.  In the ordinary course of business, the Company is subject to legal proceedings and claims. In the opinion of management, the amount of ultimate liability with respect to these actions may or may not materially affect the financial position of the Company nor can an estimate be made. The Company expenses legal costs during the period incurred.

On October 8, 2009, legal counsel for Tiberius Capital II, LLC (Tiberius), sent by email to legal counsel for MathStar, Inc. (MathStar) a copy of a draft complaint naming MathStar, Sajan and others as defendants. (Note 10)  The complaint stated that Tiberius was bringing a class action lawsuit on behalf of a class consisting of all those who purchased MathStar’s securities between May 11, 2009 and September 30, 2009. The complaint was to be filed in the United States District Court for the Southern District of New York. The complaint alleged (1) violations of Section 13(d) of the Securities Exchange Act of 1934 (the Exchange Act) and the Rules of the Securities and Exchange Commission (the SEC) thereunder against the defendants except Sajan for alleged failure to report that such defendants were acting as a “group” for purposes of purchasing MathStar’s shares of common stock; (2) breaches of Section 14(a) of the Exchange Act and the Rules of the SEC thereunder against the defendants except Sajan for alleged misstatements in MathStar’s proxy statement filed with the SEC on June 17, 2009 (the Proxy Statement) and in connection with MathStar’s annual meeting of stockholders held on July 10, 2009; (3) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated by the SEC thereunder against the defendants except Sajan for alleged misstatements made in the Proxy Statement and in an alleged fraud on the market by such defendants; (4) violations of Section 14 of the Exchange Act and Rule 14e-3 promulgated by the SEC thereunder against the defendants except Sajan for actions taken by such defendants in connection with an alleged “creeping” tender offer; (5) control party liability under Section 20(a) of the Exchange Act against the MathStar directors for alleged violations of Sections 14(a) and 14(e) of the Exchange Act and Rule 10b-5 thereunder; (6) breach of fiduciary duty against the MathStar directors; and (7) civil conspiracy against the defendants. In the complaint, Tiberius requested that the court enter a judgment in favor of Tiberius and the plaintiff’s class and against the defendants declaring that MathStar violated “§10b-5, §13d, §14a and §14e” of the Exchange Act and rules promulgated thereunder, including Regulation FD; enter judgment in favor of Tiberius and the plaintiffs class and against the MathStar directors in the amount of $10,000,000 in compensatory and punitive damages; award Tiberius all of its costs incurred in connection with the action, including reasonable attorneys’ fees; and grant such other and further relief as the Court deems to be just and equitable. The Tiberius complaint was never filed in court or served on the defendants.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

On October 14, 2009, the defendants named in the Tiberius complaint (the “Minnesota Parties”) filed a Complaint in the United States District Court for the District of Minnesota captioned “MathStar, Inc., Feltl and Company, Inc., Sajan, Inc., Perkins Capital Management, Inc., Richard C. Perkins, Merrill A. McPeak, Benno G. Sand, John C. Feltl and Joseph P. Sullivan, Plaintiffs, v. Tiberius Capital II, LLC, Defendant” (the “Minnesota Complaint”). In the Minnesota Complaint, the Minnesota Parties state that Tiberius is threatening to bring a class action lawsuit against them, as set forth in the draft Tiberius complaint. The Minnesota Complaint also alleges a claim of tortious interference with prospective economic advantage against Tiberius on behalf of MathStar, Sajan and Feltl and Company, Inc. (“F&C”). The Minnesota Complaint requests judgment in favor of the Minnesota Parties declaring that their actions described in the Minnesota Complaint were lawful; declaring that the Minnesota Parties have not violated any legal duties to Tiberius; declaring that the proposed Tiberius Complaint is without merit; awarding money damages to MathStar, Sajan and F&C in an amount to be determined at trial to compensate such Minnesota Parties for Tiberius’ tortious interference with their economic advantage; awarding the Minnesota Parties their costs, disbursements and reasonable attorneys’ fees; and awarding the Minnesota Parties such other and further relief as the Court deems to be just, proper and equitable. The Minnesota Complaint was served on Tiberius on October 21, 2009.

On November 9, 2009, Tiberius served and filed its Answer and Counterclaim denying liability under the Minnesota Complaint and asserting substantially the same claims set forth in the draft Tiberius complaint and, in addition, asserting common law claims for fraud against the Minnesota Parties except Sajan and against all of the Minnesota Parties for wrongful interference with the prospectively advantageous, successful completion of its tender offer for MathStar’s shares of common stock. On December 8, 2009, Tiberius served and filed an Answer and Amended Counterclaim in which it added a jurisdictional allegation and asserted claims for declaratory relief under its other claims. The Minnesota Parties filed timely motions to dismiss the Tiberius Counterclaim and Amended Counterclaim on several grounds. The motions were fully briefed, and oral arguments took place before the Court on February 9, 2010. A ruling on the motions is expected mid-2010. A case scheduling conference was held on January 14, 2010 before the Magistrate Judge, at which it was determined that a schedule will be established following a ruling on the motions.

The Company believes the Tiberius complaint is without merit and it is not liable for any of these claims.

10.	Subsequent Events –

Chief Accounting Officer Resignation

On February 4, 2010, the MathStar’s Chief Accounting Officer resigned.

Chief Executive Officer Resignation

On February 23, 2010, the MathStar’s Chief Executive Officer and Chief Financial Officer resigned.

Reverse Merger Transaction

Pursuant to an Agreement and Plan of Merger dated January 8, 2010, by and among MathStar, Inc., a Delaware corporation, and Sajan, Inc. a privately held Minnesota corporation whose business is providing language translation technology and service; Garuda Acquisition, LLC, a wholly-owned subsidiary of MathStar, now known as Sajan, LLC; and Thomas Magne, solely in his capacity as agent for the holders of common stock of Sajan, Inc.  Under the terms of the Merger Agreement, and upon satisfaction of the conditions set forth in the Merger Agreement, Sajan, Inc. was merged with and into Garuda Acquisition, LLC, which survived the Merger and changed its name to Sajan, LLC. In the Merger, Sajan became a wholly-owned subsidiary of MathStar. MathStar will continue the business of Sajan and operate as a provider of language translation technology and service under the Sajan name. The Merger was closed and effective on February 23, 2010.

At closing, MathStar paid $6.10 million in cash, of which $5.10 million was paid to existing stockholders of Sajan and $1.00 million was placed in escrow to be held for 12 months to secure the indemnification obligations of Sajan and its stockholders to MathStar under the Merger Agreement. In addition, in the Merger, MathStar issued a one year $1.00 million promissory note to the majority stockholders of Sajan.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

In exchange for the acquisition by MathStar of all outstanding capital stock of Sajan, MathStar issued a total of approximately 7,000 shares of MathStar common stock to former Sajan stockholders at the closing, and MathStar reserved, as of the closing, approximately 945 shares of MathStar common stock for issuance upon the exercise of options and warrants pursuant to the Merger.

As a result of the Merger, each outstanding share of Sajan common stock was converted into 1.225 shares of MathStar common stock. Options to purchase Sajan common stock issued under Sajan’s 2001 Plan and certain non-plan options and warrants were converted into options and warrants to purchase MathStar common stock and will remain outstanding as options and warrants to purchase shares of MathStar common stock.  Immediately after the closing of the Merger, the former stockholders of Sajan, Inc. owned approximately 43% of the outstanding shares of MathStar common stock.

Pursuant to the Merger, Sajan merged with and into Garuda, with Garuda as the surviving entity. For accounting purposes, Sajan is treated as the continuing reporting entity that acquired MathStar because Sajan obtained effective control of MathStar as a result of the Merger. This determination was based on the following facts: Sajan stockholders will have a large minority interest in the combined entity, the governing board will consist of a majority of Sajan board members, and the composition of the senior management will be Sajan’s management team. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and, therefore, there is no recognition of goodwill or other intangible assets. Instead, the acquisition has been treated as the equivalent of Sajan issuing stock for the net monetary assets of MathStar, primarily cash, which are stated at their carrying value. Because of the Merger, the historical results in future Quarterly Reports on Form 10-Q and annual reports on Form 10-K will represent those of Sajan.

At the time of the merger between MathStar and Sajan, the following amounts are being allocated of MathStar’s net monetary assets and liabilities at the date of the Merger to Sajan, as follows (in thousands):

Cash and cash equivalents	$5,421
Restricted cash	1,000
Prepaid expenses and other assets	22
Accounts payable and accrued liabilities	(652)
Notes payable – related party	(1,000)
Net monetary assets	$4,791

Cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable: The tangible assets and liabilities were valued at their respective carrying amounts by MathStar, except for adjustments to accrued lease obligations, necessary to state such amounts at their estimated fair values at the acquisition date.

Accrued liabilities: Sajan retains the accrued lease obligations under MathStar’s non-cancellable operating leases, pursuant to which total rent expense is projected to be $358 and $257 for the years ending December 31, 2010 and 2011, respectively. In addition, Sajan retains MathStar’s non-cancellable long-term commitment with Synopsys for the purchase of design tools. Payments under this agreement will be $151 during the year ending December 31, 2010.

Merger transaction costs: MathStar incurred merger transaction costs of $543, including financial advisory, legal, accounting and due diligence costs, which are recorded as merger transaction expenses on the consolidated statement of operations for the year ended December 31, 2009.

The accompanying unaudited pro forma combined financial statements are presented as if Sajan and MathStar had been operating as a combined entity. The unaudited pro forma combined balance sheet as of December 31, 2009 presents the financial position assuming the acquisition had occurred on December 31, 2009. The unaudited pro forma combined statement of operations for the year ended December 31, 2009 presents the results of operations assuming the acquisition had occurred on January 1, 2009. All material adjustments to reflect the acquisition are set forth in the column “Pro Forma Adjustments”. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations and financial position or what the results of operations or financial position would have been had Sajan and MathStar been operating as a combined entity for the specific periods.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

MATHSTAR, INC.
UNAUDITED PRO FORMA COMBINED BALANCE SHEETS
(in thousands, except per share data)
December 31, 2009

	Sajan, Inc., Subsidiaries, and Affiliate	Deconsolidation of River Valley Business Center, LLC	Sajan, Inc. and Subsidiaries	MathStar, Inc.	Cash Pay Out Adjustments		Pro forma Adjustments		Record MathStar Net Assets Adjustments		Unaudited Pro forma Total
Assets

Current assets:
Cash and cash equivalents	$120	$91	$29	$13,050	$(5,100	) A	$61	B,C	$5,421	F,J	$5,511
Restricted cash	-	-	-	-	-		-		1,000	E	1,000
Accounts receivable, net of allowance of $10,000	2,871	30	2,841	-	-		-		-		2,841
Deferred tax asset	660	-	660	-	-		-		-		660
Unbilled services	257	-	257	-	-		-		-		257
Other current assets	39	110	(71)	54	-		-		7	F	(64)
Total current assets	3,947	231	3,716	13,104	(5,100)		61		6,428		10,205

Property and equipment, net	3,350	2,571	779	-	-		-		-		779

Other assets:
Intangible assets, net	337	-	337	-	-		-		-		337
Capitalized software development costs, net	877	-	877	-	-		-		-		877
Other assets, net	24	24	-	16	-		-		15	F	15
Total other assets	1,238	24	1,214	16	-		-		15		1,229

Total assets	$8,535	$2,826	$5,709	$13,120	$(5,100)		$61		$6,443		$12,213

Liabilities and Stockholders' Equity

Current liabilities:
Checks issued in excess of bank balance	$113	$-	$113	$-	$-		$-		$-		$113
Current portion of capital lease obligations	11	-	11	-	-		-		-		11
Current portion of long-term debt	105	105	-	-	-		-		-		-
Cash paid out at closing	-	-	-	-	(5,100	) A	-		-		-
Note payable - related party	293	31	262	-	-		(262	) C	1,000	E	1,000
Note payable - indemnification	-	-	-	-	-		-		1,000	E	1,000
Line of credit	1,000	-	1,000	-	-		-		(1,000	) J	-
Accounts payable	901	51	850	37	-		-		28	F	878
Accrued interest - related party	23	-	23	-	-		(23	) C	-		-
Accrued compensation and benefits	505	-	505	-	-		-		-		505
Other accrued liabilities	748	-	748	702	-		(461	) D	717	F,K	1,004
Deferred revenue	337	6	331	-	-		-		-		331
Total current liabilities	4,036	193	3,843	739	(5,100)		(746)		1,745		4,842

Long-term liabilities:
Long-term debt, net of current portion	2,412	2,412	-	-	-		-		-		-
Other long-term liability	20	-	20	213	-		-		213	F	233
Deferred tax liabilities	605	-	605	-	-		-		-		605
Total long-term liabilities	3,037	2,412	625	213	-		-		213		838

Total liabilities	7,073	2,605	4,468	952	(5,100)		(746)		1,958		5,680

Stockholders' equity:
Common stock	57	-	57	92	-		-		103	F,K	160
Additional paid-in capital	1,919	-	1,919	155,940	-		263	H,I	4,382	F,K	6,564
Accumulated deficit	(709)	-	(709)	(143,864)	-		544	B,D,H,I	-		(165)
Accumulated other comprehensive loss:
Foreign currency adjustment	(23)	-	(23)	-	-		-		-		(23)
Stockholders' equity	1,244	-	1,244	12,168	-		807		4,485		6,536

Non-controlling interest in subsidiary	(3)	-	(3)	-	-		-		-		(3)
Non-controlling interest in equity of affiliate (River Valley Business Center, LLC)	221	221	-	-	-		-		-		-
Total equity	1,462	221	1,241	12,168	-		807		4,485		6,533

Total liabilities and stockholders' equity	$8,535	$2,826	$5,709	$13,120	$(5,100)		$61		$6,443		$12,213

MathStar, Inc.
Common stock, $.01 par value, 18,000 shares authorized, 9,181 (pre merger) and 16,009 (pro forma) issued and outstanding at December 31, 2009
Preferred stock, $.01 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2009

SEE NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

MATHSTAR, INC.
UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
For the year ended December 31, 2009

	Sajan, Inc., Subsidiaries, and Affiliate	Deconsolidation of River Valley Business Center, LLC	Adjustments		Sajan, Inc. and Subsidiaries	MathStar, Inc.	Pro forma Adjustments		Unaudited Pro forma Total

Revenues:
Translation and consulting income	$11,640	$-	$-		$11,640	$-	$-		$11,640
Technology income	1,019	-	-		1,019	-	-		1,019
Rental income	67	406	339	G	-	-	-		-
Other revenue	-	-	-		-	95	-		95
Total revenues	12,726	406	339		12,659	95	-		12,754

Operating expenses:
Cost of revenues (exclusive of amortization and depreciation included in general and administrative below)	7,002	-	-		7,002	105	-		7,107
Sales and marketing	3,414	-	-		3,414	-	158	I	3,572
Research and development	596	-	-		596	36	3	I	635
General and administrative	2,875	246	339	G	2,968	2,200	(705	) H	4,463
Restructuring and impairment charges	-	-	-		-	593	-		-
Total operating expenses	13,887	246	339		13,980	2,934	(544)		15,777

Income (loss) from operations	(1,161)	160	-		(1,321)	(2,839)	544		(3,023)

Other income (expense):
Interest expense	(209)	(165)	-		(44)	-	-		(44)
Interest and other income	4	-	-		4	88	-		92
Other expense	(38)	-	-		(38)	-	-		(38)
Total other income (expense)	(243)	(165)	-		(78)	88	-		10

Net loss before income taxes and non-controlling interests in subsidiary and affiliate	(1,404)	(5)	-		(1,399)	(2,751)	544		(3,013)

Income tax benefit	(308)	-	-		(308)	-	-		(308)

Net loss before non-controlling interest	(1,096)	(5)	-		(1,091)	(2,751)	544		(3,298)
Less Non-controlling interest in subsidiary	(4)	-	-		(4)	-	-		(4)
Less Non-controlling interest in affiliate (River Valley Business Center)	(5)	(5)	-		-	-	-		-

Net loss attributable to Sajan, Inc. and subsidiaries	$(1,087)	$-	$-		$(1,087)	$(2,751)	$544		$(3,294)

Loss per common share - Basic and diluted	$(0.19)				$(0.19)	$(0.30)			$(0.21)

Weighted average shares outstanding - Basic and diluted	5,686				5,686	9,181			16,009

SEE NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

NOTES TO UNAUDITED PRO FROM FINANCIAL STATEMENTS (in thousands)

The MathStar Merger is a reconsideration event for the lease between Sajan and River Valley Business Center, LLC (affiliate). Based on the change in ownership, the Company is no longer considered the primary beneficiary of the lease with River Valley Business Center, LLC (affiliate). The pro forma unaudited financial statements are presented with the deconsolidation of the affiliate.

A		Merger document notes cash of $5,100 paid at the time of closing to the stockholders of Sajan.

B	●	Transaction costs of $261 related fees and expenses by MathStar.
	●	Transaction costs of $85 related fees and expense by Sajan.

C		Payment of note payable – related party of $262 and accrued interest – related party of $23 as required by the Merger agreement.

D	●	Transaction costs accrued of $282 related fees and expenses by MathStar.
	●	Transaction costs accrued of $179 related fees and expenses by Sajan.

E	●	Merger agreement provides for a note payable for one year of $1,000 to the majority stockholders of Sajan.
	●	Merger agreement provides for $1,000 to be placed in escrow for the indemnification obligations.

F		Record net monetary assets of MathStar of $4,791 for the issuance of 9,181 shares of common stock and the conversion of Sajan shares at 1.225 per share.

G		Rent expense paid by Sajan to River Valley Business Center, LLC which will no longer be accounted for as a variable interest entity.

H	●	Transaction costs of $543 related fees and expenses by MathStar.
	●	Transaction costs of $264 related fees and expenses by Sajan.
	●	Stock options and warrants repriced based on terms of Merger document. Expense of $102 for the modification for vested equity instruments.
Additional expense to be recorded for the modifications in the years ending December 31:
2010	$17
2011	16
2012	16
2013	16
$65

I	Stock options and warrants repriced based on terms of Merger document. Expense of $161 for the modification for vested equity instruments.
Additional expense to be recorded for the modifications in the years ending December 31:
2010	$156
2011	80
2012	77
$313

J	Pay off of line of credit of $1,000.

K	Accrual for 113 dissenter’s common shares with a fair value of $306.

Tax Benefit Preservation Plan and Rights Agreement

On February 25, 2010, MathStar, Inc., entered into the Tax Benefit Preservation Plan and Rights Agreement (the “Plan”) with Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent. MathStar’s Board of Directors adopted the Plan in an effort to protect against a possible limitation on the ability to use its net operating losses (NOL) under the Internal Revenue Code of 1986, as amended, and rules promulgated by the Internal Revenue Service.

MATHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2009

In connection with the Plan, MathStar’s Board of Directors authorized a series of 25 shares of Preferred Stock designated as Series A Preferred Stock, with a par value of $0.001 per share.  The Series A Preferred Stock issuable upon the exercise of the rights under the Plan, would be non-redeemable and rank junior to all other series of MathStar’s preferred stock.  Each whole share of Series A Preferred Stock would be entitled to dividends, upon declaration by the Board of Directors, and entitled to receive a preferential liquidation of $1 per whole share.

Under the Plan, beginning March 12, 2010, for each share of MathStar’s common stock held, the holder of the common stock has the right to purchase one one-millionth of a share of Series A Preferred Stock at an exercise price of the right at $8.50.  The rights expire in five years unless the Board of Directors redeems or exchanges the rights; repeal of the tax law related to limitation on the ability to use NOL; the NOL can no longer be carried forward; or the Board of Director decides to extend the term of the Plan.

The rights distributed on February 25, 2010, cannot be exercised until one of two triggering events occurs as defined in the Plan.

Upon a triggering event occurring related to the exercise of the right, MathStar would account for the value of rights as a dividend and record a charge to retained earnings (accumulated deficit) and additional paid-in capital.  After the merger with Sajan, there are 16,009 common shares outstanding resulting in 1.6 of Series A Preferred Stock purchase rights.

Name Change

On February 26, 2010, the corporate name was changed from MathStar, Inc. to Sajan, Inc.  The Company will continue to trade on the Pink Sheets markets under the symbol “MATH.PK” until a new symbol is effective.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 19, 2010, MathStar dismissed its independent registered public accounting firm, PricewaterhouseCoopers LLP, and it appointed Baker Tilly Virchow Krause, LLP as its new independent registered public accounting firm. Baker Tilly Virchow Krause, LLP acted as Sajan’s independent accountant prior to the closing of the Merger. The decision to change accounting firms was approved by the audit committee of MathStar’s board of directors.

The reports of PricewaterhouseCoopers LLP on the financial statements of MathStar for the fiscal years ended December 31, 2007 and 2008 did not contain an adverse opinion or disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope, or accounting principle, with the exception of an explanatory paragraph for the year ended December 31, 2008 discussing MathStar’s curtailed operations and evaluation of strategic alternatives including, but not limited to, restarting MathStar, merging with or acquiring another company, increasing operations in another structure or liquidation. It also disclosed that as of the report date, MathStar had not committed to any of the strategic alternatives being evaluated.

During MathStar’s fiscal years ended December 31, 2007 and 2008 and through February 19, 2010, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years, and there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

MathStar had previously provided PricewaterhouseCoopers LLP with a copy of its Current Report on Form 8-K filed on February 24, 2010, and requested PricewaterhouseCoopers LLP to furnish MathStar with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree with such statements. PricewaterhouseCoopers LLP’s response letter, dated February 19, 2010, is filed as Exhibit 16.2 to the Current Report on Form 8-K filed on February 24, 2010.

ITEM 9A(T).   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this report. This Item 9A(T) includes information concerning the controls and control evaluations referred to in those certifications.

Background

On January 11, 2010, we filed a Current Report on Form 8-K in which we announced that we had entered into an Agreement and Plan of Merger with Sajan, Inc., a Minnesota corporation; Garuda Acquisition, LLC, a wholly-owned subsidiary of MathStar now known as Sajan, LLC; and Thomas Magne, solely in his capacity as agent for the holders of common stock of Sajan, Inc. Under the terms of the Merger Agreement, and upon satisfaction of the conditions set forth in the Merger Agreement, Sajan, Inc. was merged with and into Garuda Acquisition, LLC (the “Merger”), which survived the Merger and changed its name to “Sajan, LLC.” In the Merger, Sajan became a wholly-owned subsidiary of MathStar. The Merger was closed and effective on February 23, 2010.

On February 24, 2010, we filed a Current Report on Form 8-K with the SEC in which we announced the closing of our Merger.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined by as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation and the identification of certain material weaknesses in internal control over financial reporting described below, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were ineffective as of December 31, 2009.

Nevertheless, as a result of the completion of our independent review of certain transactions, and remedial actions taken by management, we believe that the consolidated financial statements contained in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the Unites States of America (“GAAP”). Further, as of December 31, 2009, MathStar was a non-operating public shell company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

•
provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.  Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2009:

•
MathStar failed to maintain an effective control environment and had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal controls over financial reporting; insufficient oversight to ensure the 302 sub-certifications were completed; infrequent review of its corporate governance documents, policies and procedures; lack of proper segregation of duties; and insufficient oversight to ensure the  transition of system administrator rights for the financial application, servers, backup devices and utilities to Sajan, Inc. upon completion of the Merger.

•
Both MathStar and Sajan failed to maintain effective controls over the period-end financial reporting process, including controls with respect to journal entries, account reconciliations and proper segregation of duties. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. Account reconciliations over balance sheet accounts were not always properly performed and approved for validity and accuracy of supporting documentation.

•	MathStar did not maintain proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

•
The Sajan financial reporting team did not possess the requisite skill sets, knowledge, education or experience to prepare the consolidated financial statements and notes to consolidated financial statements in accordance with US GAAP or to review the financial statements and notes to the financial statements prepared by external consultants and professionals to ensure accuracy and completeness.

•
The Company failed to maintain effective controls within the purchasing and accounts payable function, including appropriate security access and use of purchase orders and the automatic three-way match option within the financial application.

•
MathStar failed to maintain effective general computer controls, including ensuring proper security access within the financial application and to ensure backups were performed in accordance with generally accepted practices.  Sajan failed to ensure that Administrator passwords for servers, the financial application and other technological devices used to store and support the financial application software and files were obtained from MathStar and timely changed.

•
MathStar failed to design sufficient controls to mitigate risks within the financial reporting, expenditures, fixed asset, equity, payroll and treasury functions.  In addition, insufficient corporate governance and general computer controls were designed and operating effectively to provide overriding risk mitigation at the entity level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

MathStar’s internal controls over financial reporting were essentially performed by three individuals during fiscal 2009.  This was due to the Company’s reduction in workforce when the operations were curtailed in 2008.

Sajan has retained the services of a Minnesota-based business consulting firm specializing in audit, compliance, financial management and support. Sajan’s consulting firm is preparing an outline of recommended actions for management to assess and report the design and operating effectiveness of its disclosure controls and internal controls over financial reporting in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 and to report changes in internal control over financial reporting in its Quarterly Reports on Form 10-Q beginning with the reporting period for the three months ended March 31, 2010.  A wide range of remediation activities, which are summarized below under the caption “Management’s Remediation Plan,” incorporated herein by this reference, are based on our assessment of MathStar’s disclosure controls and procedures and internal controls over financial reporting and performed by both MathStar and Sajan for the year ended December 31, 2009.

MANAGEMENT’S REMEDIATION PLAN

Although the control deficiencies identified in section “Evaluation of Disclosure Controls and Procedures” included MathStar, Inc., operations within that entity were virtually non-existent as of December 31, 2009 and we do not anticipate MathStar operations to continue going forward. Therefore, a specific remediation plan to address deficiencies related solely to those operations was not designed or included below.  Rather, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below as they relate to Sajan, Inc. on a post-Merger basis:

•
Prior to filing this Annual Report on Form 10-K, the Sajan Board of Directors was expanded to seven members and the Audit Committee was expanded to four members. The Board of Directors, through its Audit Committee is committed to, and is more actively involved in, providing additional oversight of the Company’s internal controls, more formal review of our consolidated financial statements, reviewing management’s analysis of actual expenditures compared to its approved budget, reviewing expense reports and supporting documentation for reimbursements to our Chief Executive Officer, monitoring the interim management reports on the effectiveness of our internal controls, discussing complex or unusual accounting transactions with management and our independent registered public accounting firm, and reviewing the draft periodic reports we anticipate filing with the SEC.

•
Prior to filing this Annual Report on Form 10-K, we designed and implemented robust corporate governance including: (1) direct oversight of our internal controls by the Audit Committee of our Board of Directors; (2) review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the Audit Committee of our Board of Directors prior to filing with the SEC beginning with this Annual Report on Form 10-K; (3) adoption and communication of our Code of Business Conduct and Ethics to our employees and consultants; (4) adoption and communication of our Policy on Insider Trading to our employees and consultants; (5) revision of policies within our employee handbook to ensure that appropriate disciplinary actions may be taken in the event an employee fails to properly perform their responsible internal controls or intentionally overrides any internal control and completion of employee training on the policy revisions; (6) adoption of charters for our Audit, Compensation, Governance and Nominating Committees of our Board of Directors; (7) adoption and training for our employees on our Whistleblower Policy, which includes our anonymous reporting system; (8) adoption of our policy on reporting and investigating complaints regarding accounting, internal accounting controls or auditing matters and concerns regarding questionable accounting or auditing matters; (9) communication to our global workforce by our Chief Executive Officer and Interim Chief Financial Officer on the importance of internal control compliance and reporting of noncompliance; and (10) Board adoption of our operating budget and our strategic plan.

•
Prior to filing this Annual Report on Form 10-K , we implemented a procedure that ensures timely review of the consolidated financial statements, notes to our consolidated financial statements, and our Annual and Quarterly Reports on Forms 10-K and 10-Q by our Chief Executive Officer and the Audit Committee, and in some cases our full Board of Directors, prior to filing with the SEC.

•
Prior to filing this Annual Report on Form 10-K , we secured the administrator passwords for the financial application, the servers and other devices used to support and backup the financial application, and replicated backup files to our corporate location and will complete a validation of their integrity.

•
We will design and implement a formalized financial reporting process that includes balance sheet reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.

•
We have formalized responsibilities for a Chief Financial Officer.  Our Chief Executive Officer is currently interviewing well-qualified individuals to fill this position.  Final candidates will be interviewed by Company management and members of our Board of Directors.

•
Our Chief Executive Officer is evaluating the depth and breadth of knowledge of US GAAP and external reporting requirements among the current members of the accounting staff.  We are committed to additional hires of experienced individuals to prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.

•
We have contracted with an internal control specialist to develop and assist us with the design, implementation and testing of our internal controls as well as design of remediation efforts as necessary for proper compliance.

•	We have relied and will continue to rely upon outside professionals to assist with our external reporting requirements to ensure timely filing of our required reports with the SEC.

•
We have initiated efforts to ensure our employees understand the continued importance of internal controls and compliance with corporate policies and procedures. We will implement a reporting and certification process for management involved in the performance of internal controls and the preparation of the Company’s consolidated financial statements. This certification process will be conducted quarterly and managed by our internal audit consultant.

•
We have begun a formal feasibility assessment of implementing an ERP system to replace our current financial software application during our current fiscal year.  As part of this assessment, we will thoroughly review the roles and responsibilities of our staff involved in the performance of our financial close process and other internal controls to ensure duties are properly segregated, access rights within our new financial software application comply with designated roles and responsibilities and support the proper segregation of duties. In addition, we will assess the feasibility of generating consolidated financial statements directly from the financial application and eliminate our current manual consolidation process.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

An Important Note on Language:  Throughout Part III, unless the context otherwise requires, references to the “Company” and “we” and “our” are references to Sajan, Inc., a Delaware corporation on a post-merger basis and references to “MathStar, Inc.” and “MathStar” are to MathStar, Inc., a Delaware corporation, on a pre-merger basis.

DIRECTORS AND EXECUTIVE OFFICERS

Our current Board of Directors, consists of Shannon Zimmerman (Chairman), Angel Zimmerman, Vern Hanzlik, Richard Perkins, Michael Rogers, Benno Sand and Kris Tufto.  The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
Shannon Zimmerman	37	President, Chief Executive Officer, Interim Chief Financial Officer and Chairman
Angela (Angel) Zimmerman	37	Chief Operating Officer and a Director
Vern Hanzlik	52	Chief Marketing Officer, President of Sajan Software Ltd. and a Director
Peter Shutte	48	Vice President of Worldwide Sales
Richard C. Perkins	56	Director
Michael W. Rogers	54	Director
Benno G. Sand	55	Director
Kris Tufto	51	Director

The biographies of the above-identified individuals are set forth below:

Shannon Zimmerman. Mr. Zimmerman became the Company’s President, Chief Executive Officer, interim Chief Financial Officer and Chairman on the date of the Merger, and continues to hold these positions. He co-founded pre-Merger Sajan, Inc. in 1998 along with Angela Zimmerman, and served as its Chairman and Chief Executive Officer from inception until the date of the Merger. Mr. Zimmerman is the spouse of Angela Zimmerman. Mr. Zimmerman has served in technology focused and strategic business leadership roles in the telecommunications, healthcare, manufacturing, and service industries.

Mr. Zimmerman’s experience as Chief Executive and co-founder of pre-Merger Sajan, Inc. gives him unique insights into the Company’s challenges, opportunities and operations.

Angela (Angel) Zimmerman. Ms. Zimmerman became the Company’s Chief Operating Officer and a director, and Chief Operating Officer and a member of the board of managers of Sajan, LLC on the date of the Merger. She co-founded pre-Merger Sajan, Inc. in 1998, and served as its President, Chief Operating Officer, Treasurer and a director from inception until the date of the Merger. Ms. Zimmerman is the spouse of Shannon Zimmerman.

Ms. Zimmerman’s experience as Chief Operating Officer and co-founder of pre-Merger Sajan, Inc. gives her unique insights into the Company’s challenges, opportunities and operations.

Vern Hanzlik. Mr. Hanzlik became the Company’s Chief Marketing Officer and a director, as well as a member of the board of managers of Sajan, LLC on the date of the Merger. He served as a director of pre-Merger Sajan, Inc. from April 2006 until the date of the Merger, as its Chief Marketing Officer from December 2006 until the date of the Merger, and as President of Sajan Software since June 2009. Mr. Hanzlik was a co-founder of Stellent, Inc., which was a publicly-held provider of content and document management software and services located in Eden Prairie, Minnesota, until it was acquired by Oracle Corporation in 2006. While with Stellent, Inc., he served as Vice President of Product Marketing and Business Development from 1995 to 1999, as President and Chief Executive Officer from 1999 through March 2003, and as Executive Vice President of Compliance and Strategic Alliances from January 2004 through February 2006.

Mr. Hanzlik’s experience as Chief Marketing Officer and President of Sajan, Software, Ltd., our international subsidiary company provides the board with a global perspective from a sales and marketing, operations and growth strategy perspective.

Peter Shutte. Mr. Shutte became Vice President of Worldwide Sales of the Company and Sajan, LLC on the date of the Merger. He served as its Vice President of Business Development of pre-Merger Sajan, Inc. from February 2009 until August 2009.  Mr. Shutte also served as its Vice President of Worldwide Sales from June 2009 until August 2009 and continued as its Vice President of Worldwide Sales position until the date of the Merger.  From 2006 through 2008, he provided sales consulting services for Openwater Networks, Inc. a privately-held enterprise software company. Mr. Shutte also served as Vice President of Sales of Nsite, a SaaS-based business process management system company, which was acquired by Business Objects in 2006. From 1999 to 2004, he served as Director of Enterprise Sales of WebEx, once a publicly-held on-line web conferencing company, now owned by Cisco Systems, Inc. Mr. Shutte was a co-founder of Workgroup Technology, a product data management and product lifecycle management company that focused on the management of parametric technologies pro/engineer data. With Workgroup Technology, from 1992 to 1999, he served as Director of North America Channel Sales and as General Manager of European Operations.

Benno G. Sand. Mr. Sand has been a Director of the Company since August 2001 and a member of the board of managers of Sajan, LLC since December 3, 2009. He is Executive Vice President, Business Development, Investor Relations and Secretary at FSI International, Inc. (NASDAQ: FSII), a global supplier of wafer-cleaning and resist-processing equipment and technology, and he has served in such positions since January 2000. Mr. Sand also serves on the board of Digitiliti, Inc. (DIGI: OTC), which develops and markets on-line management services. He also serves on the boards of several subsidiaries of FSI International, Inc. and other privately-held companies. Throughout his career, Mr. Sand has served as a director of various public and private companies and several community organizations.

Mr. Sand’s extensive knowledge of the capital markets and accounting issues from his experience as Executive Vice President, Business Development, Investor Relations and Secretary at FSI International, a public reporting company listed on the NASDAQ exchange, as well as his director position with Digitiliti, Inc., brings to our Board the perspective of a leader facing the same set of current external economic, social and governance issues.

Richard C. Perkins, CFA. Mr. Perkins has been a Director of the Company since February 26, 2009 and a member of the board of managers of Sajan, LLC since December 3, 2009. He is a Chartered Financial Analyst (“CFA”), has been Executive Vice President and Portfolio Manager of Perkins Capital Management, Inc. since 1990, and has over 30 years of experience in the investment business. From 1978 until 1990, Mr. Perkins was an Investment Executive with Piper, Jaffray & Hopwood, Incorporated, an investment banking firm. From 1975 through 1977, he was a Grain Merchandiser with General Mills, Inc. Mr. Perkins served as President of the Board of Directors, YMCA Camp Olson in Rochester, Minnesota from 1983 through 1986 and again from 2004 through 2006. He has also served on the boards of several privately-held companies.

Mr. Perkin’s extensive knowledge of the capital markets and accounting issues from his experience as Executive Vice President and Portfolio Manager of Perkins Capital Management and Investment Executive with Piper, Jaffray & Hopwood, Inc., is invaluable to our Board’s discussions of the Company’s capital and liquidity needs.

Michael W. Rogers. Mr. Rogers became a Director of the Company and a member of the board of managers of Sajan, LLC on the date of the Merger. He served as a member of the board of directors of pre-Merger Sajan, Inc. from April 2006 until the date of the Merger. From March 2002 until 2006, he served as a consultant to several early-stage technology companies. In 1985, Mr. Rogers founded Ontrack Data International, Inc., a once publicly-held provider of computer data recovery services and electronic discovery services located in Eden Prairie, Minnesota, which was acquired by Kroll, Inc. in June 2002. He served as Chief Executive Officer of Ontrack Data International, Inc. from 1986 to 2001, and as Chairman from 1989 to 2002.

Mr. Rogers brings to the Board, entrepreneurial experience and expertise in early-stage technology companies.

Kris Tufto. Mr. Tufto joined the Company’s board of directors and the board of managers of Sajan, LLC on the date of the Merger. He served as a member of pre-Merger Sajan, Inc.’s board of directors from February 2006 until the date of the Merger. From April 2005 until February 2006, he served as an executive with or consultant to several early-stage technology companies. Mr. Tufto was President and Chief Executive Officer of Jasc Software, Inc., a provider of digital imaging software based in Eden Prairie, Minnesota, from March 1998 through March 2005. Jasc Software, Inc. was acquired by Corel Corporation in 2004.

Mr. Tufto, also brings to the Board, entrepreneurial experience and expertise in early-stage technology companies.

CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our Board of Directors consists of seven members.   Our Board of Directors has determined that Richard C. Perkins, Benno G Sand, Michael W. Rogers and Kris Tufto are independent directors under the listing standards of The NASDAQ Stock Market.  Presently, we are not required to comply with the director independence requirements of any securities exchange.  Under our corporate bylaws, a director elected for an indefinite term serves until the next regular meeting of the stockholders and until the director’s successor is elected and qualified, or until the earlier death, resignation removal or disqualification of the director.

BOARD DIVERSITY

Given the recent change from a shell company to an operating company as a result of the Merger, we have not determined whether or not to adopt a policy on diversity related to the composition of our Board of Directors.

BOARD LEADERSHIP STRUCTURE

Mr. Zimmerman serves as the Chairman of the Board.  Mr. Zimmerman is also the Company’s Chief Executive Officer, Interim Chief Financial Officer and President.  Given the recent change from a shell company to an operating company as a result of the Merger, Mr. Zimmerman currently serves as both the Chairman and Chief Executive Officer.  The Board is evaluating whether to appoint a separate chairman of the Board or in the alternative appoint a lead independent director.  The Board is also evaluating its role in risk oversight, how it will administer its oversight function and the effect risk oversight has on the Board’s leadership structure.

FAMILY RELATIONSHIPS

Shannon Zimmerman, the Company’s Chief Executive Officer and Angel Zimmerman, the Company’s Chief Operating Officer are spouses.  Mr. Zimmerman’s sister-in-law, who is also Ms. Zimmerman’s sister, is the Company’s Controller.  The Controller’s husband is the Company’s Vice President of North American Client Services and he reports directly to the Chief Operating Officer.  The Chief Operating Officer and the Controller report directly to the Chief Executive Officer.

BOARD COMMITTEES

Our Board of Directors has a standing audit committee, a standing compensation committee and a standing governance and nominating committee.

Audit Committee.  The audit committee is responsible, among its other duties and responsibilities, for overseeing our accounting and financial reporting processes, the audits of our consolidated financial statements, the qualifications of our independent registered public accounting firm, and the performance of our internal audit function and independent registered public accounting firm.  The audit committee reviews and assesses the qualitative aspects of our financial reporting, our processes to manage business and financial risk, and our compliance with significant applicable legal, ethical, and regulatory requirements.  The audit committee is directly responsible for the appointment, compensation, retention, and oversight of our independent registered public accounting firm.  The audit committee also oversees our policies regarding related party transactions.  The members of our audit committee are Benno G. Sand, who serves as chair of the committee, Richard C. Perkins, Michael W. Rogers and Kris Tufto.  Our Board of Directors has determined that Mr. Benno Sand is an “audit committee financial expert,” as that term is defined under the Securities and Exchange Commission rules implementing Section 407 of the Sarbanes-Oxley Act of 2002.  Our Board of Directors has determined that each member of our audit committee is independent under the listing standards of The NASDAQ Stock Market and each member of our audit committee is independent pursuant to Rule 10A-3 of the Exchange Act.  The Board of Directors has determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

Compensation Committee.  The compensation committee is responsible, among its other duties and responsibilities, for establishing the compensation and benefits of our chief executive officer and other executive officers, monitoring compensation arrangements applicable to our chief executive officer and other executive officers in light of their performance, effectiveness, and other relevant considerations, and administering our equity incentive plans.  The members of our compensation committee are Kris Tufto, who serves as chair of the committee, Michael Rogers and Benno Sand.  Our Board of Directors has determined that the composition of our compensation committee meets the independence requirements of The NASDAQ Stock Market required for approval of the compensation of our chief executive officer and other executive officers.

Governance and Nominating Committee.  The governance and nominating committee is responsible for recommending candidates for election to the board of directors.  The committee is also responsible, among its other duties and responsibilities, for making recommendations to the board of directors or otherwise acting with respect to corporate governance policies and practices, including board size and membership qualifications, new director orientation, committee structure and membership, succession planning of our chief executive officer and other key executive officers, and communications with stockholders.  The members of our nominating and corporate governance committee are Michael Rogers, who serves as the chair of the committee, Benno Sand and Kris Tufto.  Our Board of Directors has determined that the composition of our nominating and corporate governance committee meets the independence requirements of The NASDAQ Stock Market required for director nominations.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past  ten years, no officer, director, control person or promoter of the Company has been involved in any legal proceedings respecting: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) being found by a court of competent jurisdiction (in a civil action), the commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CODE OF ETHICS

We adopted a Code of Ethics on March 30, 2010 which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements.  Our Code of Ethics replaces the MathStar Code of Business Conduct and Ethics in its entirety. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Shannon Zimmerman, 625 Whitetail Drive, River Falls, Wisconsin 54022 or by calling us at (715) 426-9505.  Our Code of Ethics is also available on our website at www.sajan.com. Any amendment to, or waiver from, the provisions of the Code of Ethics for the CEO and Senior Financial Officers that applies to any of those officers will be posted to the same location on our website.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ.  Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2009.

ITEM 11    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

MathStar’s Summary Compensation Table

The following table sets forth information about compensation awarded, earned by or paid to MathStar’s named executive officers – its principal executive officer, principal financial officer and other executive officers for whom it is required to disclose compensation under Item 402 of Registration Statement S-K – for the years ended December 31, 2009 and 2008.

Name and Principal Position	Year	Salary	Stock Option Awards (1)	Other Annual Compensation		Total
Alexander H. Danzberger, Jr.	2009	$120,000	$11,800	$-		$131,800
Former Chief Executive Officer and Chief Financial Officer (2)	2008	$-	$-	$-		$-
Douglas M. Pihl	2009	$117,115	$-	$121,776	(5)	$238,891
Former Chief Executive Officer and Chief Financial Officer (3)	2008	$216,286	$20,767	$226,278	(6)	$463,331
John M. Jennings	2009	$83,135	$-	$-		$83,135
Former Chief Accounting Officer (4)	2008	$135,665	$11,153	$85,011	(7)	$231,829

(1)
Includes the full grant date fair value of each award under ASC Topic 718, Compensation – Stock Compensation.  The amounts do not reflect the actual amounts that may be realized by the executive officers.  Refer to “Note 5 – Stock-Based Compensation” in the audited financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the assumptions used in calculating the expense.

(2)	Mr. Danzberger was retained as Chief Executive Officer and Chief Financial Officer of MathStar effective August 14, 2009, and resigned from such positions on the Effective Date.

(3)	Mr. Pihl resigned as an officer and director of MathStar effective July 14, 2009.

(4)	Mr. Jennings resigned as Chief Accounting Officer of MathStar effective February 4, 2010.

(5)	Consists of $5,782 in health and life insurance premiums and a net $115,994 severance payment. Takes into account the $119,441 repaid by Mr. Pihl to MathStar in 2009.

(6)	Consists of $9,992 in health and life insurance premiums and a $216,286 severance payment.

(7)	Consists of $5,011 in health and life insurance premiums and an $80,000 severance payment.

Disclosure to Summary Compensation Table

Under the terms of an agreement signed August 14, 2009, but effective as of August 1, 2009 (the “AHA Agreement”), between MathStar and A. Harris & Associates, LLC (“AHA”), of which Mr. Danzberger is the President and sole member, MathStar paid AHA a $20,000 retention fee, paid to AHA a monthly retainer of $20,000, and reimbursed AHA its reasonable out-of-pocket expenses. Under the AHA Agreement, MathStar also granted to AHA a five-year option on August 14, 2009 to purchase 15,000 shares of MathStar’s common stock. The five-year option vested upon completion of the Merger. Mr. Danzberger resigned as an officer of MathStar, and the AHA Agreement terminated, both on the date of the Merger.

At a meeting of the board of directors of MathStar held on May 20, 2008, and in connection with the curtailment of MathStar’s operations before the Merger, the board approved severance amounts for all of MathStar employees, including Douglas M. Pihl, then its Chief Executive Officer. The severance payments subsequently were made to all of MathStar’s employees, including a $216,286 severance payment to Mr. Pihl under a Severance Agreement dated as of July 14, 2008 (the “2008 Severance Agreement”). Because it was not the board’s intent to pay Mr. Pihl a severance payment until his employment with MathStar was severed, on May 7, 2009, MathStar entered into an agreement with Mr. Pihl (the “Amendment”), under which the parties amended the 2008 Severance Agreement. Under the Amendment, Mr. Pihl paid back to MathStar the severance payment that MathStar had paid to him under the 2008 Severance Agreement, net of withholdings, consisting of a payment of $118,112, plus interest, for a total repayment amount of $119,441. The Amendment provided for a severance payment by MathStar to Mr. Pihl equal to 12 months of Mr. Pihl’s salary in effect at the time of his severance from employment with MathStar unless MathStar terminated his employment for “cause” or Mr. Pihl died while employed by MathStar, as described in the Amendment. Under the Amendment, Mr. Pihl and MathStar also agreed that at the time of any severance payment by MathStar to Mr. Pihl, the parties would enter into a severance agreement substantially in the form attached to the Amendment.

On July 14, 2009, Mr. Pihl resigned his position as President, Chief Executive Officer and Chief Financial Officer of MathStar and from MathStar’s board of directors. As a result of Mr. Pihl’s resignation in July 2009, on August 5, 2009, MathStar and Mr. Pihl entered into a Severance and Release Agreement (the “2009 Severance Agreement”), the form of which was attached to the Amendment and included as Exhibit A to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 8, 2009. Under the 2009 Severance Agreement, MathStar made a severance payment of $216,286 to Mr. Pihl in 2009. All costs associated with the 2009 Severance Agreement were accrued as of June 30, 2009.

As described above, on May 20, 2008, the board approved severance payments for all of MathStar’s employees, including a severance payment equal to six months of base pay for John M. Jennings. The Severance Agreement with John M. Jennings, dated July 14, 2008, provided for a severance payment to Mr. Jennings of $80,000, which was paid to him by MathStar on July 31, 2008. The Severance Agreement also provided that MathStar, pursuant to federal and state law, would provide, for a period of 18 months after the date of Mr. Jennings’ termination, a continuation of the group medical insurance coverage previously provided to him by MathStar. In addition, the Severance Agreement provided that effective August 1, 2008, Mr. Jennings was converted to an exempt hourly employee, with an hourly rate of $115. The Severance Agreement also contained agreements by Mr. Jennings to release MathStar from certain claims, not to initiate any litigation against MathStar with regard to such claims, and regarding confidentiality. Effective February 4, 2010, Mr. Jennings resigned as Chief Accounting Officer of MathStar.

Grants of Options and Other Awards. During 2009, MathStar did not approve or grant any bonus, option, restricted stock award, non-equity incentive plan award or other award to Mr. Pihl or Mr. Jennings.

Retirement Benefits. MathStar terminated its 401(k) Plan on December 31, 2009. Although MathStar could have matched employee contributions to the 401(k) Plan at its discretion, it did not do so.

Perquisites and Other Benefits. Historically, MathStar’s senior management has participated in MathStar’s other benefit plans on the same basis as other employees. These plans included medical and dental insurance, life insurance, accidental death and dismemberment and short and long-term disability insurance. All of these plans were terminated on July 31, 2009.

Summary Compensation Table for Pre-Merger Sajan, Inc.

The following table summarizes the compensation for fiscal 2009 and 2008 of pre-Merger Sajan, Inc.’s chief executive officer (interim chief financial officer) and the next three most highly compensated executive officers serving as executive officers as of December 31, 2009. These six individuals comprise our named executive officers or “NEOs.”

Name and Principal Position	Year	Salary	Stock Option Awards (1)	Other Annual Compensation		Total
Shannon Zimmerman	2009	$140,000	$-	$111,430	(2)	$251,430
President, Chief Operating Officer, Interim Chief Financial Officer	2008	$140,000	$-	$126,110	(3)	$266,110
Vern Hanzlik (4)	2009	$150,000	$204,000	$4,070	(5)	$358,070
Chief Marketing Officer, President of Sajan, Software Ltd.	2008	$150,000	$-	$7,576	(6)	$157,576
Angela Zimmerman	2009	$110,000	$-	$2,017	(7)	$112,017
Chief Operating Officer	2008	$110,000	$-	$7,401	(8)	$117,401
Peter Shutte (9)	2009	$95,640	$214,200	$32,125	(10)	$341,965
Vice President of Worldwide Sales	2008	$-	$-	$-		$-

(1)
A discussion of the assumptions used in calculating the stock option award amounts may be found in the “Stock-Based Compensation” note to the audited financial statements included in the Current Report on Form 8-K filed February 24, 2010.

(2)	Figure includes commissions of $95,640 and $4,165 in employer paid retirement contributions, and $11,625 for family health and life insurance premiums, which includes coverage for Ms. Zimmerman.

(3)
Figure includes $104,000 in commission payments, $4,030 in bonus payment, $7,440 in employer-paid retirement contributions, and $10,640 for family health and life insurance premiums, which includes coverage for Ms. Zimmerman.

(4)	Mr. Hanzlik was appointed President of Sajan, Software Ltd. in June 2009.

(5)	Figure includes $4,070 for family health and life insurance premiums.

(6)	Figure includes bonus of $3,546 and $4030 in health and life insurance premiums.

(7)
Figure relates to employer paid retirement contributions for 2009 of $2,017 and disability insurance premiums of $72.  Ms. Zimmerman’s health insurance premiums are included in Mr. Zimmerman’s compensation because he carries the family coverage.

(8)	Figure relates to $4,029 in bonus payment, $88 in disability insurance premiums, and $3,284 in employer-paid retirement contributions.

(9)	Mr. Shutte became Sajan’s Vice President of Worldwide Sales on January 15, 2009.

(10)	Figure includes commissions of $27,208, $2,650 in employer-paid retirement contributions, $642 in health and life insurance premiums and $1,625 in cash contributions paid in lieu of health insurance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2009

The following table sets forth information about unexercised options that were held at December 31, 2009 by the named executive officers of MathStar:

MathStar’s Outstanding Equity Awards

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Alexander H Danzberger, Jr.	0	15,000	(1)		$1.30	8/14/14
				$
John M. Jennings	8,000	-			$31.50	7/15/15
	1,500	1,500	(2)		$8.45	5/16/17

(1)
This stock option was granted to A. Harris & Associates, LLC, a single-member limited liability company of which Mr. Danzberger is the sole member and president, under the MathStar, Inc. Amended and Restated 2004 Long-Term Incentive Plan.  The option vested on the date of the Merger.

(2)
The options were to vest as to 750 shares on each of May 16, 2010 and 2011 if Mr. Jennings is then an employee of MathStar. Mr. Jennings resigned as Chief Accounting Officer effective February 4, 2010.

Outstanding Equity Awards for Pre-Merger Sajan, Inc.

The following table sets forth information about unexercised options that were held at December 31, 2009 by the named executive officers of pre-Merger Sajan, Inc.:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Vern Hanzlik	5,625	-	$2.00	4/1/11
	25,000	25,000	$2.00	1/2/17
	0	200,000	$2.72	6/2/19
	125,000	100,000	$2.00	1/2/17

Peter Shutte	58,363	151,637	$2.72	6/2/19

(1)	The amount reflected in this table reflect the pre-Merger Sajan, Inc. shares and option prices.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

On May 19, 2006, pre-Merger Sajan, Inc. entered into employment agreements with each of Shannon Zimmerman and Angel Zimmerman, which were amended effective as of February 1, 2010. The employment agreements were assumed in the Merger by Sajan, LLC, which is now a wholly-owned subsidiary of the Company. Under the employment agreements, Mr. Zimmerman receives an annual base salary of $185,000 and Ms. Zimmerman receives an annual base salary of $150,000. The employment agreements require Sajan LLC to pay severance in an amount equal to the then-current annual salary upon termination of employment by Sajan LLC other than for cause or upon termination of employment by the employee for Sajan LLC’s breach. The employment agreements contain confidentiality, invention assignment, non-solicitation and non-competition provisions.

On January 1, 2007, as amended on June 2, 2009 and February 1, 2010, pre-Merger Sajan, Inc. entered into an employment agreement with Vern Hanzlik. The employment agreement was assumed in the Merger by Sajan, LLC which is a wholly-owned subsidiary of the Company. Under the employment agreement, Mr. Hanzlik receives an annual base salary of $175,000. The employment agreement requires Sajan LLC to pay severance in an amount equal to one month of the then-current annual salary upon termination of employment by Sajan LLC other than for cause or upon termination of employment by the employee for Sajan LLC’s breach. Pursuant to the terms of the employment agreement, pre-Merger Sajan, Inc. granted to Mr. Hanzlik an option to purchase 275,000 shares of common stock of pre-Merger Sajan, Inc., of which 200,000 shares have vested (converted into 245,000 shares of Company common stock in the Merger) and 75,000 shares are not vested (91,875 Company common stock shares as converted pursuant to the Merger), which will vest on January 1, 2011. The employment agreement contains confidentiality, invention assignment, non-solicitation and non-competition provisions. The employment agreement was amended on June 2, 2009 pursuant to which Mr. Hanzlik became the President of Sajan Software. As provided in the amendment, pre-Merger Sajan, Inc. granted Mr. Hanzlik an additional option to purchase 200,000 shares of pre-Merger Sajan, Inc. common stock (245,000 Company common stock shares as converted pursuant to the Merger), which vests upon achievement of certain financial targets set forth in the agreement or established by the board of directors for each of 2010, 2011 and 2012.

Peter Shutte receives an annual base salary of $135,000. Pursuant to an employment offer letter dated January 9, 2009, which was amended June 3, 2009, pre-Merger Sajan, Inc. granted to Mr. Shutte an option to purchase 210,000 shares of common stock of pre-Merger Sajan, Inc. (converted into 257,250 shares of Company common stock in the Merger), of which 45,880 shares of pre-Merger Sajan, Inc. common stock (56,203 Company common stock shares as converted pursuant to the Merger) have vested as of February 15, 2010. Mr. Shutte also entered into a confidentiality and noncompete agreement on January 15, 2009.

COMPENSATION OF DIRECTORS

In anticipation of the completion of the Merger, Messrs. Sand and Perkins, previous directors of MathStar, Inc. were appointed to the board of managers of Sajan, LLC on December 9, 2009 and served in both capacities until the date of the Merger when they became directors of the Company.  The table below delineates director compensation for the Company directors while on MathStar’s board of directors for the year ended December 31, 2009.  Compensation received by executive management directors is included in the respective executive compensation tables above.  No compensation was paid to the board of managers of Sajan, LLC during the year ended December 31, 2009.

	MathStar, Inc.
Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total Compensation
Benno G. Sand	$34,000	$700	$34,787

Merrill A. McPeak (3)	$32,250	$700	$33,037

Richard C. Perkins	$31,500	$2,650	$34,169

Morris Goodwin, Jr. (3)	$2,250	$0	$2,250

Michael O. Maerz (3)	$10,500	$0	$10,500

(1)
The amounts shown for option awards reflect the aggregate full grant date value as determined under ASC Topic 718 – Compensation – Stock Compensation.  Refer to “Note 5 – “Stock -Based Compensation” in the audited financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the assumptions used in calculating the award amount.  On February 26, 2009, Mr. Perkins was automatically granted a 10-year option under the 2004 Incentive Plan to purchase 5,000 shares of MathStar common stock at an exercise price of $0.88 per share with a grant date fair value of $2,650. This option vests annually as to one-third of the shares subject to the option on each of February 26, 2010, 2011 and 2012, but only if Mr. Perkins is then a director of the Company. On October 26, 2009, each of Mr. Sand and Mr. McPeak was automatically granted a 10-year option under the 2004 Incentive Plan to purchase 1,000 shares at an exercise price of $1.30 per share with a grant date fair value of $700. Mr. Sand’s option vests as to all of the shares on October 25, 2010, but only if he is then a director of MathStar. Mr. McPeak’s option is fully vested.

(2)
As of December 31, 2009, Mr. Sand had outstanding options to purchase 15,667 shares, which were vested as to 14,667 shares and not vested as to 1,000 shares; Mr. McPeak had outstanding options to purchase 9,000 shares, which were vested as to 8,000 shares and not vested as to 1,000 shares; Mr. Perkins had outstanding options to purchase 5,000 shares, which were not vested; and Mr. Goodwin and Mr. Maerz had no outstanding options.

(3)
Mr. Goodwin resigned from MathStar’s board of directors on February 23, 2009, and Mr. Maerz resigned from MathStar’s board of directors on June 22, 2009. Mr. McPeak resigned from MathStar’s board of directors on the date of the Merger.

MathStar Board of Director Compensation Structure

MathStar’s non-employee directors received a cash retainer of $1,500 per quarter plus a meeting fee of $750 per board meeting. The chairperson of the Audit Committee received $1,000 per meeting of the Audit Committee, and the other members of the Audit Committee received $750 per meeting of the Audit Committee. The chairpersons of the Compensation Committee and the Governance Committee received $750 per Committee meeting, and the other members of such Committees received $500 per committee meeting.

Under the 2004 Incentive Plan, non-employee directors automatically receive an option to purchase 5,000 shares of the Company’s common stock when they are initially elected or appointed to our board of directors, which vests as to one-third of the shares subject to the option on the first, second and third anniversary dates of the date of grant so long as they are directors of the Company.  Non-employee directors also automatically receive an option to purchase 1,000 shares upon each anniversary date of the initial grant to them so long as they are then the Company directors, which vests as to all of the shares subject to the option on the first anniversary date of the date of grant of the option if they are then directors of the Company.  The exercise price of these options is equal to the closing price of the Company’s common stock on the grant date of the option, and all options expire 10 years after the date of grant. Under the automatic grant provisions of the 2004 Incentive Plan, on February 26, 2009, Mr. Perkins received a 10-year option to purchase 5,000 shares at an exercise price of $0.88 per share, and on October 26, 2009, Mr. Sand and Mr. McPeak each received a 10-year option to purchase 1,000 shares at an exercise price of $1.30 per share. In addition, under the automatic grant provisions of the 2004 Incentive Plan, as of the date of the Merger, each of Michael W. Rogers and Kris Tufto, as independent directors of the Company, was automatically granted a 10-year option to purchase 5,000 shares at an exercise price equal to the fair market value of the Company’s common stock as of the date of the Merger.

Sajan Board of Director Compensation Structure

The Compensation Committee of the Company’s Board of Directors is currently developing a director compensation structure for presentation to the full Board of Directors.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information regarding the beneficial ownership of Sajan’s common stock as of March 15, 2010 (except as otherwise indicated) by (i) each person who is known by Sajan to own beneficially more than 5% of the outstanding shares of our common stock; (ii) each director of Sajan; (iii) each executive officer of Sajan; and (iv) all executive officers and directors as a group.  This information is based on information received from or on behalf o the named individuals.  Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

Name and Address (1)	Common Shares Beneficially Owned (2)		Percentage of Common Shares (2)
Officers and Directors

Shannon Zimmerman	2,618,437		16.4%

Angel Zimmerman	2,618,437		16.4%

Vern Hanzlik	291,266	(3)	1.8%

Peter Shutte	59,952	(4)	*

Kris Tufto	15,891	(5)	*

Michael W. Rogers	22,203	(6)	*

Benno G. Sand c/o FSI International, Inc. 3455 Lyman Boulevard Chaska, MN 55318	17,334	(7)	*

Richard C. Perkins c/o Perkins Capital Management, Inc. 730 East Lake Street Wayzata, MN 55391	1,666	(8)	*

All directors and executive officers as a group (8 individuals) (9)	5,640,686	(10)	34.5%

Greater than 5% stockholders
S. Muoio & Co., LLC 509 Madison Ave., Suite 446 New York, NY 10022	845,470	(11)	5.3%

* less than 1%

(1)	Unless otherwise indicated the business address of each individual is c/o Sajan, 625 Whitetail Blvd., River Falls, Wisconsin 54022.

(2)
Based on 16,009,331 shares of common stock outstanding. Such number does not include shares of MathStar common stock issuable upon exercise of outstanding stock options and warrants. Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which could be purchased by the indicated person(s) on March 15, 2010 or within 60 days of March 15, 2010 upon the exercise of stock options and warrants.

(3)	Includes options to purchase 251,891 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 15, 2010.

(4)	Includes options to purchase 59,952 shares of common stock based that are exercisable within 60 days of March 15, 2010.

(5)	Includes options to purchase 6,891 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 15, 2010.

(6)	Includes options to purchase 6,891 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 15, 2010.

(7)	Includes options to purchase 14,667 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 15, 2010.

(8)
Consists of an option to purchase 1,666 shares of common stock that will become exercisable within 60 days of March 15, 2010. Does not includes 96,420 shares or warrants to purchase 4,667 shares of common stock held in client accounts for which Perkins Capital Management, Inc. (“PCM”) is the investment advisor. Mr. Perkins is the holder of 20% of the outstanding equity interests and Executive Vice President/Portfolio Manager of PCM and disclaims beneficial ownership over these 96,420 shares and warrants to purchase 4,667 shares.

(9)	Consists of Ms. Zimmerman and Messrs. Zimmerman, Hanzlik, Shutte, Rogers, Tufto, Sand and Perkins.

(10)	Consists of 5,298,728 outstanding shares of common stock and options to purchase a total of 341,958 shares of common stock. See Footnotes 3, 4, 5, 6, 7 and 8 above.

(11)
Reflects information derived from Amendment No. 3 to a Schedule 13D filed on July 1, 2009 with the SEC by S. Muoio & Co. LLC (“SMC”) and Salvatore Muoio and a Form 4 filed with the SEC by SMC and Mr. Muoio on October 1, 2009. According to the Schedule 13D, as amended, and the Form 4, Mr. Muoio and SMC share voting and dispositive power with respect to these shares, and Mr. Muoio is the managing member of SMC, an investment management firm that serves as the general partner and/or investment manager to a number of private investment vehicles and managed accounts. Reflects information derived from Amendment No. 3 to a Schedule 13G filed with the SEC on March 18, 2010 by S. Muoio & Co. LLC (“SMC”) and Salvatore Muoio.  According to the Schedule 13G, Mr. Muoio and SMC share voting and dispositive power with respect to these shares, and Mr. Muoio is the managing member of SMC, an investment management firm that serves as the general partner and/or investment manager to a number of private investment vehicles and managed accounts.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information regarding grants under all equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	65,834	$20.46	1,134,166
Equity compensation plans not approved by security holders	—	—	—
Total

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

Sajan, LLC and River Valley Business Center, LLC (“RVBC”) are parties to two office lease agreements. RVBC owns a two-story commercial office building located near River Falls, Wisconsin. RVBC is owned and operated by Shannon Zimmerman and Angel Zimmerman, both of whom are executive officers, directors and significant stockholders of the Company. Under the terms of a lease agreement dated February 1, 2010, Sajan, LLC leases 12,000 square feet of space which comprises the entire second floor of the building, and pays monthly rent of approximately $19,000. Under the terms of a lease agreement dated February 1, 2010, Sajan, LLC leases an additional 4,100 square feet of space which comprises a portion of the first floor of the building and pays monthly rent of approximately $6,500. Both of these leases will expire on January 31, 2017. Sajan, LLC may not assign either of the lease agreements without the prior written consent of RVBC. In the lease agreements, Sajan, LLC granted RVBC a security interest in all goods, chattels, fixtures and personal property of Sajan, LLC located in the premises to secure rents and other amounts that may be due under the lease agreements. Management of Sajan, LLC believes, based on an informal assessment conducted by a commercial real estate agent familiar with commercial properties in the River Falls, Wisconsin area, that the rent paid for the leased premises is competitive with rents paid for similar commercial office space in the River Falls, Wisconsin market. The foregoing lease agreements were authorized by the disinterested members of the pre-Merger Sajan, Inc. board of directors before the date of the Merger.

Sajan, Inc. and JB Computing Solutions, Inc. (“JB Computing”) are parties to a professional services agreement.  The sole owner of JB Computing is Joe Bechtel, the brother-in-law of the Company’s CEO and COO, and the husband of the Controller.  JB Computing provides the Vice President of North American client services to Sajan, Inc. During 2009, JB Computing was paid approximately $135,000 for services rendered.  JB Computing has provided services to Sajan, Inc. since 2002.

DIRECTOR INDEPENDENCE

As of the date of the Merger, the following individuals became members of the board of directors of the Company: Shannon Zimmerman, Angela Zimmerman, Vern Hanzlik, Michael W. Rogers and Kris Tufto. Messrs. Benno G. Sand and Richard C. Perkins remained on the board of directors of MathStar.

Presently, we are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we have elected to be guided by the rules of the NASDAQ Stock Market LLC. Under the NASDAQ rules, each of Mr. Rogers, Mr. Tufto, Mr. Sand and Mr. Perkins qualifies as an independent director. Accordingly, our board of directors is composed of a majority of independent directors.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Services and Fees

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2009 and 2008. Our predecessor auditor, PricewaterhouseCoopers LLP, audited the Company’s consolidated financial statements for 2008 and reviewed the quarterly filings through September 30, 2009.  On February 19, 2010, we replaced our predecessor auditor with Baker Tilly Virchow Krause LLP.  Baker Tilly Virchow Krause audited the Company’s consolidated financial statements for fiscal years 2009.

	Successor Independent Registered Public Accounting Firm		Predecessor Public Accounting Firms
	2009	2008	2009	2008
Audit Fees	$20,630	$-	$50,000	$172,800
Audit-Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	8,135	-	209,035	-

Total	$28,765	$-	$259,035	$172,800

Audit Fees.   The fees identified under this caption were for professional services rendered for years ended 2009 and 2008 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees.  The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.”  This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

Tax Fees.  The fees identified under this caption were for tax compliance, tax planning, tax advice and corporate tax services.  Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with withholding-tax matters; assistance with state and local taxes; preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

All Other Fees.  The fees identified under this caption were for services related to potential acquisitions, due diligence and review of merger-related documents and filings.

Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm and predecessor public accounting firm in years ended 2009 and 2008 were pre-approved by the Board of Directors and the engagements of the Company’s predecessor independent registered accounting firm was pre-approved by the Audit Committee of the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“ SEC ”) on January 11, 2010).

3.1
Certificate of Incorporation of MathStar, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on August 3, 2005, Registration No. 333-127164 {“Registration Statement”}).

3.2
Certificate of Amendment of the Certificate of Incorporation of MathStar, Inc. filed with the Delaware Secretary of State on May 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2008).

3.3
Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of the State of Delaware on February 25, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 25, 2010 filed with the SEC).

3.4
Certificate of Ownership and Merger merging Sajan, Inc. into MathStar, Inc. filed with the Securities and Exchange Commission on March 3, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2010).

3.5	Bylaws of MathStar, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of MathStar, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2
Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between MathStar, Inc. and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of MathStar, Inc.; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of MathStar, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 25, 2010 filed with the Securities and Exchange Commission).

10.1	MathStar, Inc. 2004 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2007).

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.3	Form of Non-Statutory Stock Option Agreement for Vern Hanzlik (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.4	Form of Incentive Stock Option Agreement for Peter Shutte (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.5	Form of Non-Statutory Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.7
Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Angela Zimmerman (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.8
Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Shannon Zimmerman (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.9
Employment Agreement, dated January 1, 2007, and as amended on June 2, 2009 and February 1, 2010, between Sajan, Inc. and Vern Hanzlik (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.10
Employment Offer Letter, dated January 9, 2009, and as amended June 3, 2009, between Sajan, Inc. and Peter Shutte (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.11
 Office Lease Agreement dated June 1, 2005, as amended on September 23, 2005, and as further amended on July 24, 2007 by and between Mark Tanasbourne, LLC and MathStar, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement).

10.12
Standard Office Lease Agreement (No. 1) between Sajan, Inc. and River Valley Business Center, LLC, dated February 1, 2010 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.13
Standard Office Lease Agreement (No. 2) between Sajan, Inc. and River Valley Business Center, LLC, dated February 1, 2010 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.14
Promissory Note, dated February 23, 2010, in the original principal amount of $1,000,000 issued by MathStar, Inc. to Shannon and Angel Zimmerman (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.15
Escrow Agreement, dated February 23, 2010, among MathStar, Inc., Sajan, LLC and Thomas Magne, as representative for the shareholders of Sajan, Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

14.1	Code of Ethics adopted March 30, 2010.

16.1	Letter from HLB Tautges Redpath, Ltd. (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on February 24, 2010)

16.2	Letter from PricewaterhouseCoopers, LLP (incorporated by reference to Exhibit 16.2 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

21.1	Subsidiaries of Sajan, Inc.

23.1	Consent from Baker Tilly Virchow Krause, LLP

23.2	Consent from PricewaterhouseCoopers, LLP

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAJAN, INC.

/s/ Shannon Zimmerman	3/31/10
Shannon Zimmerman
Chief Executive Officer, President and
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shannon Zimmerman	3/31/10

Shannon Zimmerman, Director, Chairman, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Angela Zimmerman	3/31/10
Angela (Angel) Zimmerman, Director

/s/ Vern Hanzlik	3/31/10
Vern Hanzlik, Director

/s/ Michael W. Rogers	3/31/10
Michael W. Rogers, Director

/s/ Kris Tufto	3/31/10
Kris Tufto, Director

/s/ Richard C Perkins	3/31/10
Richard C. Perkins, Director

/s/ Benno G. Sand	3/31/10
Benno G. Sand, Director