Form 10-Q
period 2010-03-31
SAJAN INC
filed 2010-05-17
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number: 000-51560
_____________________

Sajan, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1881957
(State of incorporation)	(I.R.S. Employer Identification No.)

625 Whitetail Blvd., River Falls, Wisconsin	54022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (715) 426-9505

MathStar, Inc.
19705 NW Tanasbourne, Suite 200, Hillsboro, Oregon 97124
____________________________

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

As of April 30, 2010, the registrant had 16,009,331 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC) (1)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$3,834,618	$120,493
Restricted cash	1,000,000	-
Accounts receivable, net of allowance of $10,000	2,340,642	2,871,005
Deferred tax asset, net of allowance	680,336	660,170
Unbilled services	289,000	256,697
Prepaid expenses and other current assets	121,258	38,534
Total current assets	8,265,854	3,946,899

Property and equipment, net	747,036	3,349,556

Other assets:
Intangible assets, net	296,908	336,983
Capitalized software development costs, net	773,111	877,117
Other assets, net	14,481	24,294
Total other assets	1,084,500	1,238,394

Total assets	$10,097,390	$8,534,849

Liabilities and Stockholders’ Equity

Current liabilities:
Checks issued in excess of bank balance	$-	$113,048
Current portion of capital lease obligations	5,033	10,514
Current portion of long-term debt	-	105,159
Note payable – related party	1,000,000	292,973
Note payable – indemnification escrow	1,000,000	-
Line of credit	-	1,000,000
Accounts payable	1,326,118	901,213
Accrued interest – related party	7,890	23,415
Accrued compensation and benefits	516,323	505,084
Other accrued liabilities	1,122,979	747,671
Deferred revenue	353,237	336,458
Total current liabilities	5,331,580	4,035,535

Long-term liabilities:
Long-term debt, net of current portion	-	2,412,194
Lease obligations and other long-term liabilities	135,673	-
Tax liability – uncertain tax position	19,687	19,687
Deferred tax liability – long-term	563,845	605,497
Total long-term liabilities	719,205	3,037,378
Total liabilities	6,059,785	7,072,913

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 18,000,000 shares authorized, 16,009,331 and 5,686,250 issued and outstanding	160,094	56,863
Additional paid-in capital	6,124,946	1,919,161
Accumulated deficit	(2,204,602)	(709,393)
Accumulated other comprehensive loss:
Foreign currency adjustment	(28,112)	(22,896)
Stockholders’ equity	4,052,326	1,243,735

Non-controlling interest in subsidiary	(5,721)	(3,075)
Non-controlling interest in equity affiliate
(River Valley Business Center, LLC)	-	221,276
Total equity	4,046,605	1,461,936
Total liabilities and stockholders’ equity	$10,097,390	$8,534,849

See notes to condensed consolidated financial statements.
__________________

(1)	MathStar and Sajan consolidated as of February 24, 2010.
River Valley Business Center, LLC deconsolidated as of February 23, 2010.
Sajan India Software Private Limited consolidated as of June 1, 2009.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC) (1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Revenues:
Translation and consulting income	$2,761,835	$2,769,134
Technology income	301,706	223,560
Product income	61,205	8,560
Other income	15,456	16,786
Total revenues	3,140,202	3,018,040

Cost of revenues
Cost of revenues (exclusive of amortization and depreciation of $245,100 and $184,187 included in general and administrative below)	1,761,503	1,682,393

Gross margin	1,378,699	1,335,647

Operating expenses:
Sales and marketing	810,944	934,342
Research and development	568,586	133,221
General and administrative	1,494,732	521,817
Total operating expenses	2,874,262	1,589,380

Loss from operations	(1,495,563)	(253,733)

Other income (expense):
Interest expense	(45,988)	(51,578)
Interest and other income	2,038	186
Other expense	(16,088)	(4,816)
Total other income (expense)	(60,038)	(56,208)

Net loss before income taxes and non-controlling interests in subsidiary and affiliate	(1,555,601)	(309,941)

Income tax benefit	(62,311)	(68,187)

Net loss before non-controlling interest	(1,493,290)	(241,754)
Less Non-controlling interest in subsidiary	2,646	-
Less Non-controlling interest in affiliate (River Valley Business Center)	(4,565)	(38,234)
Net loss attributable to Sajan, Inc. and subsidiaries	$(1,495,209)	$(203,520)
Loss per common share – Basic and diluted	$(0.13)	$(0.04)
Weighted average shares outstanding – Basic and diluted	11,912,631	5,686,250

See notes to condensed consolidated financial statements.
__________________

(1)	MathStar and Sajan consolidated as of February 24, 2010.
River Valley Business Center, LLC deconsolidated as of February 23, 2010.
Sajan India Software Private Limited consolidated as of June 1, 2009.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC) (1)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(1,493,290)	$(241,754)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of capitalized software costs	134,661	106,136
Amortization of license costs and debt issuance costs	40,218	10,765
Depreciation	70,220	67,525
Stock-based compensation expense	370,546	15,994
Deferred taxes	(61,818)	(68,187)
Decrease (increase) in current assets:
Accounts receivable	394,690	527,282
Prepaid expenses and other current assets	(74,647)	(56,998)
Increase (decrease) in current liabilities:
Accounts payable	454,139	(171,881)
Accrued interest – related party	7,921	-
Accrued compensation and benefits	11,239	198,463
Other accrued liabilities	(497,223)	12,565
Change in unbilled services	(32,302)	-
Deferred revenue	16,779	(27,742)
Net cash flows provided by (used in) operating activities	(658,867)	372,168

Cash flows from investing activities:
Purchases of property and equipment	(24,365)	(40,010)
Capitalized software development costs	(30,655)	(111,064)
Cash acquired in Merger transaction	5,472,000	-
Deconsolidation of affiliate	(98,730)	-
Net cash flows provided by (used in) investing activities	5,318,250	(151,074)

Cash flows from financing activities:
Checks issued in excess of cash	(113,048)	-
Net (payments) proceeds on line of credit	-	(50,000)
Payments on note payable – related party	(285,645)	(17,710)
Payments on merger costs	(540,254)	-
Payments on capital lease obligation	(5,481)	(13,071)
Payments on mortgage long-term liability	(14,571)	(21,360)
Net cash flows used in financing activities	(958,999)	(102,141)

Net increase in cash and cash equivalents	3,700,384	118,953

Effect of exchange rate changes in cash	13,741	-

Cash and cash equivalents – beginning of period	120,493	381,501

Cash and cash equivalents – end of period	$3,834,618	$500,454

Cash paid for interest, net of amortization of loan fees	$66,933	$51,340
Non-cash investing and financing transactions:
Note payable – related party acquired in Merger	$1,000,000	$-
Short-term note payable – indemnification escrow and restricted cash acquired in Merger	$1,000,000	$-
Reduction in line of credit via Merger transaction	$1,000,000	$-
Dissenter accrual acquired in Merger transaction	$364,000	$-

See notes to condensed consolidated financial statements.

(1)	MathStar and Sajan consolidated as of February 24, 2010.
River Valley Business Center, LLC deconsolidated as of February 23, 2010.
Sajan India Software Private Limited consolidated as of June 1, 2009.

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

1.	Nature of Business and Summary of Significant Accounting Policies –

Nature of Business / Basis of Presentation

Sajan, Inc. originally organized as a Wisconsin corporation in March 1998, reorganized as a Minnesota corporation in October 2001, and reorganized as a Delaware corporation in February 2010 as part of the Merger (as such term is defined in Note 2 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).  Sajan, Inc. (the “Company” or “Sajan”) provides language translation and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets. The Company is located in River Falls, Wisconsin.  In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. This facility serves as our global research and development center and as headquarters for our product business. The European leadership team for our European services and our company-wide product functions are based at this facility. Sajan India Software Private Limited (“Sajan – India”), based in Delhi, India, houses our development center at which we conduct substantially all of our software development activities. Sajan-India is a majority-owned subsidiary of Sajan-Ireland.

Interim Financial Information

The following condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Current Report on Form 8-K filed with the SEC on February 24, 2010.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sajan, Inc. and its wholly-owned subsidiary, Sajan Software, and majority-owned subsidiary (94% ownership), Sajan - India, from the effective date of their acquisition or formation during 2009. The non-controlling interest in subsidiary on the consolidated balance sheets and consolidated statements of operations represents the 6% of Sajan India  held by third parties. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

River Valley Business Center, LLC (River Valley), is a limited liability company that owns real estate leased to Sajan. River Valley is owned by Shannon Zimmerman and Angela Zimmerman, each of whom is an executive officer and director of the Company, and beneficial owners of the Company’s outstanding voting common stock. Prior to the Merger, the consolidated financial statements included both Sajan, its subsidiaries and River Valley (affiliate) based on a requirement for variable interest entities to be consolidated by their primary beneficiary when certain circumstances exist. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity (VIE). A VIE is a legal entity used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. At December 31, 2009 and up until the date of the Merger, Sajan was the primary beneficiary of River Valley, requiring consolidation with the Company. All significant intercompany accounts and transactions were eliminated in the consolidation.

The Merger is a reconsideration event for the lease between Sajan and River Valley.  Based on the change in ownership, the Company is no longer considered the primary beneficiary of the lease with River Valley. The pro forma unaudited consolidated financial statements are presented with the deconsolidation of the affiliate.  (See Note 2)

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $10,000 at both March 31, 2010 and December 31, 2009. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

Loss Per Common Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include unexercised stock options and warrants. Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. In calculating diluted weighted average shares and per share amounts, we included stock options and warrants (see Note 9) with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the treasury stock method. The Company calculated the number of additional shares by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year. As of March 31, 2010 and 2009, we excluded options to purchase 1,124,730 and 319,375 shares and warrants to purchase 700,400 and 102,875 shares from the diluted weighted average share outstanding calculation as the effect of these options is anti-dilutive. The effect of all options and warrants outstanding during the three months ended March 31, 2010 was anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Numerator:
Net loss attributable to Sajan, Inc. and Subsidiaries	$(1,495,209)	$(203,520)
Denominator:
Weighted average common shares outstanding - basic	11,912,631	5,686,250
Weighted average common shares outstanding – diluted	11,912,631	5,686,250
Loss per common share – basic	$(0.13)	$(0.04)
Loss per common share – diluted	$(0.13)	$(0.04)

Capitalized Software Development Costs

Sajan capitalizes software costs incurred during the application development stage for software that is internally developed solely to meet the entity’s internal needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Estimated amortization expense for capitalized software costs are approximately $352,400, $316,600, and $102,900 for the years ending December 31, 2010 (remaining), 2011, and 2012, respectively.

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

Capitalized software development costs consist of the following for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
Capitalized software development costs	$2,514,011	2,483,356
Less accumulated amortization	(1,740,900)	(1,606,239)
Total capitalized software development costs, net	$773,111	877,117

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended March 31, 2010 and 2009, total stock-based compensation expense was approximately $371,000 ($0.03 per share) and $16,000 ($0.00 per share), respectively.  As of March 31, 2010, there was approximately $801,800 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of four years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

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

In 2009, the Company calculated expected volatility for stock options and awards using an industry index and comparable companies, as the Company was a privately owned company and did not have sufficient information to utilize a historical volatility. The Company considered specific companies with comparable operations along with the Dow Jones software and computer services small cap technology index to be representative of the Company’s size and industry and has used the historical closing total return values of that index for the three years prior to the date of grant to estimate volatility.  Subsequent to the Merger and going forward, the Company calculates expected volatility for stock options and awards using its own stock price. Management expects and estimates substantially all director and employee stock options will vest, and therefore the forfeiture rate used is zero.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted, the fair value of each option grant on March 31, 2010 and 2009, respectively, has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	1.5%	2.52%
Expected life of options granted	5.4 Yrs	7 Yrs
Expected volatility range	63.21%	24.07%
Expected dividend yield	-%	-%

Using the Black-Scholes option pricing model, management has determined that the options and warrants issued have a weighted-average grant date fair value for the three months ended March 31, 2010 and 2009 of $0.80 and $0 per share, respectively.

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

Revenue Recognition

The Company derives revenues from the sale of software licenses, subscription hosting services, professional services, maintenance fees or a combination thereof. The Company has three primary services models, each of which is described below.

Technology Enabled Service Model

In our Technology Enabled Service Model, the Company provides all of the customer’s language translation requirements. Services within the Technology Enabled Service Model include: translation. The Company may also provide account management, graphic design services, technical, consulting and professional services as requested by our clients on a per hour rate basis.

In accordance with Financial Accounting Standard Board (“FASB”) and SEC accounting guidance on revenue recognition, the Company considers revenue earned and realizable at the time services are performed and amounts are earned. Sajan considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. The Company recognizes revenue for translations managed on a standard “per word” basis at the time the translation is completed. The Company recognizes revenue for professional services when the services have been completed in accordance with the statement of work.

Managed Service Model

The managed service model has four elements: license fees, post-contract customer support, transaction fees, and professional services. We recognize revenue as earned through transaction fees delivered through the Application Service Provider (ASP) and associated fees for professional services including, implementation, training, and project management provided to customers with installed systems.

For ASP and other hosting arrangements, the Company evaluates whether the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues. For ASP and other hosting arrangements that do not meet the criteria for recognition, the Company accounts for the elements considering the multiple element arrangements using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. The Company allocates revenue to each element of the arrangement that qualifies for treatment as a separate element based on vendor-specific objective evidence (“VSOE”), and if VSOE is not available, third party evidence, and if third party evidence is unavailable, estimated selling price. For professional services associated with ASP and hosting arrangements the Company determines do not have stand-alone value to the customer or are contingent on delivery of other elements, the Company recognizes the services revenue ratably over the term of the applicable agreement.

The Company bills service fees either on a time and materials basis or on a fixed-price schedule. In general, the Company’s consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of the Company’s technology and may dedicate personnel to participate in the services being performed, but may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed.

Licensed Software Model

In the Licensed Software Model, clients utilize GCMS, Authoring Coach, X-Content, or a combination thereof, to self-perform their translation services.  This technology-only solution provides the Company’s clients with the ability to independently operate translation services without assistance from the Company’s professionals.  The Licensed Software Model has two elements: (1) license fees, and (2) post-contract customer support (maintenance).

The Company recognizes revenue from license fees, based on VSOE when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable at the time the software application is shipped to the client.

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

The Company’s customers typically purchase maintenance annually.  Maintenance prices are based on a percentage of the product license fee. Customers purchasing maintenance receive product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are not provided without the purchase of maintenance. The Company typically has not granted specific upgrade rights in its license agreements. Specified undelivered elements are allocated a relative fair value amount within a license agreement and the revenue allocated for these elements is deferred until delivery occurs.

Other

Sajan’s agreements with its customers may informally provide the customer with a limited time period following delivery during which the Company will attempt to address any non-conformity to previously agreed upon objective specifications relating to the work. Revenue is recognized as services are delivered in accordance with the terms of the agreement with the customer, are not contingent, and are earned.

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

Cost of Revenues

Cost of revenues, excluding depreciation and amortization of approximately $245,000 and $184,000, which is included in general and administrative expenses, for the three months ended March 31, 2010 and 2009, respectively, consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects.

Foreign Currency Translation

The functional currency for payment of accounts receivable for certain of the Company’s foreign customers is the local currency of the country in which the customer’s operations are based. Realized foreign currency translations gains or losses arising from exchange rate fluctuations on balances denominated in foreign currencies and unrealized foreign currency transaction gains or losses relating to accounts receivable balances were not material for the three months ended March 31, 2010 and 2009.  Foreign assets and liabilities are translated using the year end exchange rates. Results of operations are translated using average rates throughout the year. Translation gains and losses are accumulated as a separate component of equity.

Income Tax

Current income taxes are recorded based on statutory obligations for the current operating period for the various countries in which the Company has operations.

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

River Valley is a limited liability company, and, in lieu of corporate income taxes, the members will separately account for their pro rata shares of River Valley’s income, losses, deductions and credits. Accordingly, no provision for River Valley for federal or Wisconsin income taxes was recorded for the three months ended March 31, 2010 and 2009.  As of the date of the Merger, River Valley was deconsolidated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

Recent Accounting Pronouncements

In February 2010, we adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; that consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, that the amounts of consolidated net income attributable to the parent and noncontrolling interest be included on the consolidated statement of operations; and if a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the consolidated financial statements. The presentation and disclosure requirements of these changes were applied retrospectively.

In January 2010, the FASB issued amendments to guidance on fair value measurements and disclosures that will require inclusion of the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. An amendment related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques was also issued. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of the amendments and does not expect the adoption of this amendment guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (605), Multiple Deliverable Arrangements, a consensus of the FASB Emerging Issues Task Force, which addresses the accounting for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 also changes the definitions of VSOE.  The effective date for ASU 2009-13 is June 30, 2010, although early adoption is permitted.  The Company adopted ASU 2009-13 on January 1, 2010.  There was not a material impact on the Company’s consolidated financial statements.

2.           Reverse Merger Transaction –

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated January 8, 2010, by and among MathStar, Inc., a Delaware corporation, and Sajan, Inc. a privately held Minnesota corporation whose business is providing language translation technology and service; Garuda Acquisition, LLC, a wholly-owned subsidiary of MathStar, now known as Sajan, LLC; and Thomas Magne, solely in his capacity as agent for the holders of common stock of Sajan, Inc.  Sajan, Inc. was merged with and into Garuda Acquisition, LLC, (the “Merger”).   Garuda Acquisition, LLC (“Garuda”) was the surviving entity in the Merger and subsequently changed its name to Sajan, LLC. As a result of the Merger, Sajan became a wholly-owned subsidiary of MathStar. MathStar will continue the business of Sajan and operate as a provider of language translation technology and service under the Sajan name. The Merger was closed and effective on February 23, 2010.

At closing, MathStar paid $6,100,000 in cash, of which $5,100,000 was paid to existing stockholders of Sajan.   The merger agreement provided for the remaining $1 million to be placed in an escrow account with an escrow agent, which funds would be utilized to fulfill the indemnification obligations of the pre-Merger Sajan stockholders through February 23, 2011.  This amount is presented as restricted cash and a note payable – indemnification escrow of $1 million on the consolidated balance sheets.  The Company may request claims against the escrow as defined in the escrow agreement.  The remaining balance of the $1 million escrow at February 23, 2011 will be distributed to the pre-Merger Sajan stockholders as defined in the escrow agreement and the merger agreement.

In exchange for the acquisition by MathStar of all outstanding capital stock of Sajan, MathStar issued a total of approximately 7,000,000 shares of MathStar common stock to former Sajan stockholders at the closing, and MathStar reserved, as of the closing, approximately 945,000 shares of MathStar common stock for issuance upon the exercise of options and warrants pursuant to the Merger.

As a result of the Merger, Sajan’s 5,573,742 shares of common stock were exchanged for 6,827,734 shares of MathStar common stock, or an exchange of 1 MathStar common share for 1.225 Sajan common shares. Options to purchase Sajan common stock issued under Sajan’s 2001 Plan and certain non-plan options and warrants were converted into options and warrants to purchase MathStar common stock and will remain outstanding as options and warrants to purchase shares of MathStar common stock.  Immediately after the closing of the Merger, the former stockholders of Sajan, Inc. owned approximately 43% of the outstanding shares of MathStar common stock. At the time of Merger, 112,500 shares, valued at $364,000 per management’s determination of fair value at the time of the Merger, were recorded for dissenter shares.  (See Note 11)

Pursuant to the Merger, Sajan merged with and into Garuda, with Garuda as the surviving entity. For accounting purposes, Sajan is treated as the continuing reporting entity that acquired MathStar because Sajan obtained effective control of MathStar as a result of the Merger. This determination was based on the following facts: Sajan stockholders will have a large minority interest in the combined entity, the governing board will consist of a majority of Sajan board members, and the composition of the senior management will be Sajan’s management team. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and, therefore, there is no recognition of goodwill or other intangible assets. Instead, the acquisition has been treated as the equivalent of Sajan issuing stock for the net monetary assets of MathStar, primarily cash, which are stated at their carrying value. Because of the Merger, the historical results in this and future Quarterly Reports on Form 10-Q and future Annual Reports on Form 10-K will represent those of Sajan.

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

At the time of the Merger, the following amounts are being allocated from MathStar’s net monetary assets and liabilities at the date of the Merger to Sajan, as follows:

Cash and cash equivalents	$5,472,000
Restricted cash	1,000,000
Prepaid expenses and other assets	22,000
Accounts payable and accrued liabilities	(652,000)
Notes payable – related party	(1,000,000)
Net monetary assets	$4,842,000

Cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable: The tangible assets and liabilities were valued at their respective carrying amounts by MathStar, except for adjustments to accrued lease obligations, necessary to state such amounts at their estimated fair values at the effective date of the Merger.

Accrued liabilities: Sajan retains the accrued lease obligations under MathStar’s non-cancellable operating leases, pursuant to which total rent expense is projected to be $358,000 and $257,000 for the years ending December 31, 2010 and 2011, respectively.   In addition, Sajan retains MathStar’s non-cancellable long-term commitment with Synopsys, Inc. for the purchase of design tools. Payments under this agreement will be $151,000 during the year ending December 31, 2010.

Merger transaction costs: In connection with the Merger, MathStar incurred transaction costs of $543,000, including financial advisory, legal, accounting and due diligence costs, were recorded as Merger transaction expenses on the consolidated statement of operations for the year ended December 31, 2009.  Sajan allocated approximately $540,000 of merger-related costs which were allocated to additional paid-in capital for the three months ended March 31, 2010.

Change in Control

Upon consummation of the Merger, MathStar experienced a change in control, with the former stockholders of Sajan, Inc. acquiring approximately 43% ownership of the outstanding shares of MathStar common stock.  MathStar was incorporated under Minnesota law in April 1997, and was reincorporated under Delaware law on June 14, 2005. During the three months ended June 30, 2008, MathStar curtailed its operations as its Board of Directors evaluated strategic alternatives. Immediately before the effective date of the Merger, MathStar was a “shell company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, having no or nominal operations, and assets consisting solely of cash and cash equivalents.  The Merger had the effect of causing MathStar to cease being a shell company as of the effective date of the Merger.

Pro Forma Financial Statements

Since the Merger was effective February 23, 2010, there is not a change in the March 31, 2010 balance sheet and not a material change in the income statement for the three months ended March 31, 2010.  The unaudited pro forma information for the year ended December 31, 2009 does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

The accompanying unaudited pro forma consolidated combined financial statements are presented as if Sajan and MathStar had been operating as a combined entity. The unaudited pro forma combined consolidated balance sheet as of December 31, 2009 presents the financial position assuming the Merger had occurred on December 31, 2009. The unaudited pro forma combined consolidated statement of operations for the year ended December 31, 2009 presents the results of operations assuming the acquisition had occurred on January 1, 2009. All material adjustments to reflect the acquisition are set forth in the column “Pro Forma Adjustments”. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations and financial position or what the results of operations or financial position would have been had Sajan and MathStar been operating as a combined entity for the specific periods. (in thousands)

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

SAJAN, INC., SUBSIDIARIES AND AFFILIATE (RIVER VALLEY BUSINESS CENTER, LLC)
UNAUDITED PRO FORMA COMBINED BALANCE SHEETS
(in thousands, except per share data)
December 31, 2009

	Sajan, Inc., Subsidiaries, and Affiliate	Deconsolidation of River Valley Business Center, LLC	Sajan, Inc. and Subsidiaries	MathStar, Inc.	Cash Pay Out Adjustments		Pro Forma Adjustments		Record MathStar Net Assets Adjustments		Unaudited Pro Forma Total

Assets

Current assets:
Cash and cash equivalents	$120	$91	$29	$13,050	$(5,100)	A	$61	B,C	$5,472	F,J	$5,562
Restricted cash	-	-	-	-	-		-		1,000	E	1,000
Accounts receivable, net of allowance of $10,000	2,871	30	2,841	-	-		-		-		2,841
Deferred tax asset	660	-	660	-	-		-		-		660
Unbilled services	257	-	257	-	-		-		-		257
Other current assets	39	110	(71)	54	-		-		7	F	(64)
Total current assets	3,947	231	3,716	13,104	(5,100)		61		6,479		10,256

Property and equipment, net	3,350	2,571	779	-	-		-		-		779

Other assets:
Intangible assets, net	337	-	337	-	-		-		-		337
Capitalized software development costs, net	877	-	877	-	-		-		-		877
Other assets, net	24	24	-	16	-		-		15	F	15
Total other assets	1,238	24	1,214	16	-		-		15		1,229

Total assets	$8,535	$2,826	$5,709	$13,120	$(5,100)		$61		$6,494		$12,264

Liabilities and Stockholders' Equity

Current liabilities:
Checks issued in excess of bank balance	$113	$-	$113	$-	$-		$-		$-		$113
Current portion of capital lease obligations	11	-	11	-	-		-		-		11
Current portion of long-term debt	105	105	-	-	-		-		-		-
Cash paid out at closing	-	-	-	-	(5,100)	A	-		-		-
Note payable - related party	293	31	262	-	-		(262)	C	1,000	E	1,000
Note payable - indemnification	-	-	-	-	-		-		1,000	E	1,000
Line of credit	1,000	-	1,000	-	-		-		(1,000)	J	-
Accounts payable	901	51	850	37	-		-		28	F	878
Accrued interest - related party	23	-	23	-	-		(23)	C	-		-
Accrued compensation and benefits	505	-	505	-	-		-		-		505
Other accrued liabilities	748	-	748	702	-		(461)	D	775	F,K	1,062
Deferred revenue	337	6	331	-	-		-		-		331
Total current liabilities	4,036	193	3,843	739	(5,100)		(746)		1,803		4,900

Long-term liabilities:
Long-term debt, net of current portion	2,412	2,412	-	-	-		-		-		-
Other long-term liability	20	-	20	213	-		-		213	F	233
Deferred tax liabilities	605	-	605	-	-		-		-		605
Total long-term liabilities	3,037	2,412	625	213	-		-		213		838

Total liabilities	7,073	2,605	4,468	952	(5,100)		(746)		2,016		5,738

Stockholders' equity:
Common stock	57	-	57	92	-		-		103	F,K	160
Additional paid-in capital	1,919	-	1,919	155,940	-		263	H,I	4,375	F,K	6,557
Accumulated deficit	(709)	-	(709)	(143,864)	-		544	B,D,H,I	-		(165)
Accumulated other comprehensive loss:
Foreign currency adjustment	(23)	-	(23)	-	-		-		-		(23)
Stockholders' equity	1,244	-	1,244	12,168	-		807		4,478		6,529

Non-controlling interest in subsidiary	(3)	-	(3)	-	-		-		-		(3)
Non-controlling interest in equity of affiliate	221	221	-	-	-		-		-		-
(River Valley Business Center, LLC)
Total equity	1,462	221	1,241	12,168	-		807		4,478		6,526

Total liabilities and stockholders' equity	$8,535	$2,826	$5,709	$13,120	$(5,100)		$61		$6,494		$12,264

Sajan, Inc., subsidiaries and affiliate (River Valley Business Center, LLC)
Common stock, $.01 par value, 18,000 shares authorized, 9,181 (pre merger) and 16,009 (pro forma) issued and outstanding at December 31, 2009
Preferred stock, $.01 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2009

SEE NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

SAJAN, INC., SUBSIDIARIES AND AFFILIATE
(RIVER VALLEY BUSINESS CENTER, LLC)
UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
For the year ended December 31, 2009

	Sajan, Inc., Subsidiaries, and Affiliate	Deconsolidation of River Valley Business Center, LLC	Adjustments		Sajan, Inc. and Subsidiaries	MathStar, Inc.	Pro Forma Adjustments		Unaudited Pro Forma Total
Revenues:
Translation and consulting income	$11,640	$-	$-		$11,640	$-	$-		$11,640
Technology income	1,019	-	-		1,019	-	-		1,019
Rental income	67	406	339	G	-	-	-		-
Other revenue	-	-	-		-	95	-		95
Total revenues	12,726	406	339		12,659	95	-		12,754

Operating expenses:
Cost of revenues (exclusive of amortization and depreciation included in general and administrative below)	7,002	-	-		7,002	105	-		7,107
Sales and marketing	3,414	-	-		3,414	-	158	I	3,572
Research and development	596	-	-		596	36	3	I	635
General and administrative	2,875	246	339	G	2,968	2,200	(705	)H	4,463
Restructuring and impairment charges	-	-	-		-	593	-		593
Total operating expenses	13,887	246	339		13,980	2,934	(544)		16,370

Income (loss) from operations	(1,161)	160	-		(1,321)	(2,839)	544		(3,616)

Other income (expense):
Interest expense	(209)	(165)	-		(44)	-	-		(44)
Interest and other income	4	-	-		4	88	-		92
Other expense	(38)	-	-		(38)	-	-		(38)
Total other income (expense)	(243)	(165)	-		(78)	88	-		10

Net loss before income taxes and non-controlling interests in subsidiary and affiliate	(1,404)	(5)	-		(1,399)	(2,751)	544		(3,606)

Income tax benefit	(308)	-	-		(308)	-	-		(308)

Net loss before non-controlling interest	(1,096)	(5)	-		(1,091)	(2,751)	544		(3,298)
Less Non-controlling interest in subsidiary	(4)	-	-		(4)	-	-		(4)
Less Non-controlling interest in affiliate (River Valley Business Center)	(5)	(5)	-		-	-	-		-

Net loss attributable to Sajan, Inc. and subsidiaries	$(1,087)	$-	$-		$(1,087)	$(2,751)	$544		$(3,294)

Loss per common share - Basic and diluted	$(0.19)				$(0.19)	$(0.30)			$(0.21)

Weighted average shares outstanding - Basic and diluted	5,686				5,686	9,181			16,009

SEE NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

NOTES TO UNAUDITED PRO FROM FINANCIAL STATEMENTS (in thousands)

The Merger is a reconsideration event for the lease between Sajan and River Valley Business Center, LLC (affiliate). Based on the change in ownership, the Company is no longer considered the primary beneficiary of the lease with River Valley Business Center, LLC (affiliate). The pro forma unaudited financial statements are presented with the deconsolidation of the affiliate.

A	Merger document notes cash of $5,100 paid at the time of closing to the stockholders of Sajan.

B	•	Transaction costs of $261 related fees and expenses by MathStar.
•	Transaction costs of $85 related fees and expense by Sajan.

C	Payment of note payable – related party of $262 and accrued interest – related party of $23 as required by the Merger Agreement.

D	•	Transaction costs accrued of $282 related fees and expenses by MathStar.
•	Transaction costs accrued of $179 related fees and expenses by Sajan.

E	•	Merger agreement provides for a note payable for one year of $1,000 to the majority stockholders of Sajan.
•	Merger agreement provides for $1,000 to be placed in escrow for the indemnification obligations.

F	Record net monetary assets of MathStar of $4,842 for the issuance of 9,181 shares of common stock and the conversion of Sajan shares at 1.225 per share.

G	Rent expense paid by Sajan to River Valley Business Center, LLC which will no longer be accounted for as a variable interest entity.

H	•	Transaction costs of $543 related fees and expenses by MathStar.
•	Transaction costs of $264 related fees and expenses by Sajan.
•	Stock options and warrants repriced based on terms of Merger document. Expense of $102 for the modification for vested equity instruments.
Additional expense to be recorded for the modifications in the years ending December 31:

2010	$17
2011	16
2012	16
2013	16
$65

I	Stock options and warrants repriced based on terms of Merger document. Expense of $161 for the modification for vested equity instruments.
Additional expense to be recorded for the modifications in the years ending December 31:
2010	$156
2011	80
2012	77
$313

J	Pay off of line of credit of $1,000.

K	Accrual for 113 dissenter’s common shares with a fair value of $364.

3.             Concentrations of Credit Risk –

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash Concentration – Cash and cash equivalents include all highly liquid investment assets with a maturity of ninety days or less at the time of purchase. The Company places its cash at financial institutions with balances that, at times, may exceed federally insured limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these deposits. The Company has not experienced any losses on such accounts.

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

Sales concentration – The Company’s largest customer accounted for 11% of net revenues for the three months ended March 31, 2010 and 25% of net revenues for the three months ended March 31, 2009.

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions.  As of March 31, 2010, one customer accounted for 10% of the accounts receivable and as of December 31, 2009, one customer accounted for 37% of the accounts receivable.

4.             Segment Information and Major Customers –

The Company views its operations and manages its business as one reportable segment, providing language translation solutions to a variety of companies, primarily in its targeted vertical markets.  Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  The Company markets its products and services through its headquarters in the United States and its wholly-owned subsidiaries operating in Ireland and India.

The Company’s revenue is derived from many customers.  During the three months ended March 31, 2010, there was one customer with outstanding accounts receivable greater than 10%.  Their associated sales were less than 10% of total sales.  During the three months ended March 31, 2009, we had one customer with both sales and accounts receivable greater than 10%.

Net sales per geographic region, based on the billing location of end customer, are summarized below.  For comparative purposes, we have omitted the rental income of approximately $10,200 and $16,800 for the three months ended March 31, 2010 and 2009, respectively, derived from the River Valley affiliate for income through the effective date of the Merger and $5,300 in other revenue generated from our MathStar subsidiary, for which operations were ceased prior to the Merger.  (See Note 1)

	Three Months Ended March 31,
	2010		2009
	Sales	Percent	Sales	Percent
United States	$2,681,000	85.80%	$2,772,000	92.37%
International	444,000	14.20%	229,000	7.63%
Total Sales	$3,125,000	100.00%	$3,001,000	100.00%

Net sales within the United States and internationally are concentrated within a few states and a few countries.  Sales within those concentrated regions are summarized as follows:

	United States
	Three Months Ended March 31,
	2010		2009
	Sales	Percent	Sales	Percent
California	$298,100	11.12%	$345,600	12.47%
Illinois	*	* %	299,800	10.82%
Minnesota	978,400	36.50%	532,800	19.22%
Rhode Island	*	* %	*	* %
Texas	392,100	14.63%	*	* %
Wisconsin	*	* %	745,300	26.89%
Other States	1,012,400	37.75%	848,500	30.60%
Total Sales	$2,681,000	100.00%	$2,772,000	100.00%
____________________
* Denotes less than 10%

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

	International
	Three Months Ended March 31,
	2010		2009
	Sales	Percent	Sales		Percent
Belgium	$159,400	35.90%	$	*	* %
Germany	*	* %		31,800	13.89%
Spain	231,700	52.18%		131,500	57.42%
Switzerland	*	* %		32,000	13.97%
Other International	52,900	11.92%		33,700	14.72%
Total Sales	$444,000	100.00%		$229,000	100.00%
____________________
* Denotes less than 10%

5.             Related Party Transactions –

Notes Payable

Notes payable and accrued interest to related party was approximately $1,008,000 and $316,000 at March 31, 2010 and December 31, 2009, respectively, related to two notes payable to officers and stockholders of the Company, Shannon and Angela Zimmerman.  The majority of the note payable as of December 31, 2009 was paid as of the date of the Merger.  On February 23, 2010, the Company issued a Promissory Note to Shannon and Angela Zimmerman as part of the Merger consideration.  The Promissory Note documents the Company’s obligation to pay $1 million of the pro rata amount of the cash Merger consideration to the Zimmermans. The Promissory Note has a term of one year and provides for an interest rate of 8% per year to be accrued until payment of the Promissory Note.  Our accrued interest was approximately $8,000 for the three months ended March 31, 2010.  Upon the occurrence of an “event of default,” as defined in the Promissory Note, and at any time thereafter, the unpaid principal balance, plus accrued interest, plus all other amounts due under the Promissory Note will, at the option of the Zimmermans, be immediately due and payable, without notice or demand. The obligations of the Company under the Promissory Note are unsecured.  (See Note 2)

Interest expense for the three months ended March 31, 2010 and 2009 was approximately $45,800 and $51,300, respectively.

Lease

Sajan leases its office space from River Valley under two non-cancelable operating leases. The first lease was entered into during 2005 and expires in January 2026. The second lease was entered into during 2008 and expires in January 2026. In February 2010, the lease terms were amended to expire on January 31, 2017 and reduce the monthly lease payments by $1,766 per month. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses. Related party rental income and expense for the office leases of approximately $51,400 and $84,700 has been eliminated from the consolidated financial statements for the three months ended March 31, 2010 for rental income through the effective date of the Merger and for the three months ended March 31, 2009.  Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company.

6.             Debt –

Line of Credit

The Company had $0 and $650,000 outstanding at March 31, 2010 and December 31, 2009, respectively under a $1,000,000 bank line of credit. The line of credit due in December 2009 was extended to mature in March 2010.  Interest is payable monthly at the prime rate, not to exceed 8% or go below 5%.   As of March 31, 2010, the line of credit was paid in full and closed.

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

7.             Other Accrued Liabilities –

Other accrued liabilities of the following at:

	March 31, 2010	December 31, 2009
Dissenter accrual	$364,000	$-
Legal and professional services	66,555	184,497
Professional translator services	331,232	418,243
Accrued lease obligations	312,478	-
Other	48,714	144,931
Total	$1,122,979	$747,671

8.             Non-controlling Interest –

Summary of activity in non-controlling interest:

	March 31, 2010	December 31, 2009
Equity of non-controlling interest in subsidiary:
Non-controlling interest in subsidiary, beginning balance	$(3,075)	$-
Purchase of 94% of Sajan India Software Private, Ltd. on June 1, 2009	-	986
Net income (loss) attributable to non-controlling interest in subsidiary	(2,646)	(4,061)
Non-controlling interest in subsidiary, ending balance	$(5,721)	$(3,075)

9.             Options and Warrants –

Amended and Restated 2004 Long-Term Incentive Plan

In October 2004, MathStar adopted and in June 2005 its stockholders approved the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”). Under the Plan, 1,333,334 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company at exercise prices as determined by the Board of Directors on the dates of grants. With the approval of stockholders at the 2006 and 2007 annual meetings, 300,000 and 1,366,666 additional shares were reserved, respectively, under the Plan.  With the approval of stockholders at the 2008 annual meeting, 3,000,000 additional shares were reserved under the Plan and a one-for-five reverse stock split of its common stock was approved, which in effect, reduced the number of shares reserved under the Plan to 1,200,000.

As a result of the Merger, Sajan adopted the Plan and converted the options outstanding in their 2001 Plan for 1.225 options of MathStar common stock.  Options to purchase Sajan common stock issued under Sajan’s 2001 Stock Option Plan and certain non-plan options and warrants were converted into options and warrants to purchase MathStar common stock and will remain outstanding as options and warrants to purchase shares of MathStar common stock. (See Note 2)

On March 31, 2010, 1,124,730 options in the Plan were outstanding with a weighted average exercise price of $3.68.

10.           Income Taxes –

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, stock options and warrants, prepaid expenses, unrealized loss on securities, capitalized software costs, cash  to accrual  conversion, and accrued liabilities.  Our current deferred tax asset as of March 31, 2010 and December 31, 2009, was approximately $680,000 and $660,000, respectively.   Our current deferred tax liability as of March 31, 2010 and December 31, 2009 was $564,000 and $605,000, respectively.
The cumulative net operating loss available to offset future income was $31,072,000 as of March 31, 2010.  The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2029.  (Available research and development credit carryforwards at March 31, 2010, represent federal and state amounts of $3,231,000, with expiration dates in calendar years 2020 through 2028). The net operating loss carryforwards have been reduced by $92,668,000, to reflect limitations under the provisions of the Internal Revenue Code, Section 382 resulting from certain changes in ownership. Future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized.

SAJAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generations of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   As such, the Company has recorded a valuation allowance to offset a portion of its deferred taxes.  The valuation allowance was $16,410,000 and $0 as of March 31, 2010 and December 31, 2009, respectively.

On February 25, 2010, the Company entered into the Tax Benefit Preservation Plan and Rights Agreement (the “Plan”) with Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent. The Company’s board of directors adopted the Plan in an effort to protect against a possible limitation on the ability to use its net operating losses under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service.  Under the Plan, beginning March 12, 2010, for each share of the Company’s common stock held, the holder of the common stock has the right to purchase one one-millionth of a share of a new series of preferred stock of the Company.

We file a consolidated U.S. federal tax return.  As a result of the adoption of ASC 740 – Income Taxes, effective October 1, 2007, we applied the requirements of ASC 740 to all tax positions for which the statute of limitations remained open.  ASC 740 was issued to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in prior standards on consistent recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosures and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations.

11.           Legal Proceedings –

In the ordinary course of business, the Company is subject to legal proceedings and claims. In the opinion of management, the amount of ultimate liability with respect to these actions may or may not materially affect the financial position of the Company nor can an estimate be made. The Company expenses legal costs during the period incurred.

Tiberius Litigation

As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, on October 14, 2009, the Company filed a Complaint against Tiberius Capital, LLC (“Tiberius”) in the United States District Court for the District of Minnesota captioned “MathStar, Inc., Feltl and Company, Inc., Sajan, Inc., Perkins Capital Management, Inc., Richard C. Perkins, Merrill A. McPeak, Benno G. Sand, John C. Feltl and Joseph P. Sullivan, Plaintiffs, v. Tiberius Capital II, LLC, Defendant” charging Tiberius with threatening to bring a class action lawsuit against the Company and  tortious interference with prospective economic advantage.  On November 9, 2009, Tiberius served and filed its Answer and asserted certain counterclaims.

On April 26, 2010, the United States District Court, District of Minnesota granted the Company’s motion to dismiss all counterclaims asserted by Tiberius.  Tiberius retains certain rights to amend its counterclaims and to appeal this decision.  The Company believes that the Tiberius claims are without merit and that it is not liable for any of these claims.

Litigation by Sajan, Inc. Stockholder (Natzel)

On February 11, 2010, Mary Jo Natzel, a stockholder of Sajan, Inc., initiated a lawsuit against Shannon Zimmerman and Angel Zimmerman (the “Zimmermans”) and Sajan, Inc. in the Minnesota District Court, Hennepin County, Fourth Judicial District. Ms. Natzel seeks declaratory, injunctive and monetary relief in an amount in excess of $50,000 against Sajan, Inc. and the Zimmermans in connection with the alleged underpayment to Ms. Natzel of distributions made by Sajan, Inc. while it was a corporation taxed under Subchapter S of the Internal Revenue Code and representations by the Zimmermans with respect to the amount of money invested in Sajan, Inc. We believe the claims are without merit and intend to vigorously defend this lawsuit.  A complete summary of the litigation is included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“ Securities Exchange Act ”).  Forward-looking statements reflect the current view about future events.  When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms as they relate to Sajan, Inc. (the “Company” or “Sajan”), its subsidiaries or its management identify forward-looking statements.  Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.  Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of our Current Report on Form 8-K and our Annual Report on Form 10-K entitled “Risk Factors” filed with the SEC on February 24, 2010 and March 31, 2010, respectively) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it.  These factors include:

•	our rate of growth in the global multi-lingual content delivery industry, especially for software-as-a-service solutions within this industry;

•	changes in the utilization of our software and services by our customers;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	continued economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	our ability to effectively manage our growth;

•	availability of capital on acceptable terms to finance our continued growth;

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

•
other risk factors included under “Risk Factors” in our Current Report on Form 8-K and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2010 and March 31, 2010, respectively.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Sajan does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and the related notes and the pro forma financial information included in our Current Report on Form 8-K and our Annual Report Form on 10-K filed with the SEC on February 24, 2010 and March 31, 2010, respectively.

Recent Events

Chief Accounting Officer Resignation

On February 4, 2010, the former Chief Accounting Officer for MathStar resigned.

Merger Transaction

Pursuant to the Merger Agreement, by and among MathStar, a Delaware corporation, and Sajan, a privately held Minnesota corporation whose business is providing language translation technology and service; Garuda, a wholly-owned subsidiary of MathStar, now known as Sajan, LLC; and Thomas Magne, solely in his capacity as agent for the holders of common stock of Sajan, Inc., Sajan, Inc. was merged with and into Garuda.  Garuda was the surviving entity in the Merger and subsequently changed its name to Sajan, LLC.  As a result of the Merger, Sajan became a wholly-owned subsidiary of MathStar. MathStar will continue the business of Sajan and operate as a provider of language translation technology and service under the Sajan name.  The Merger was closed and effective on February 23, 2010.

At closing, MathStar paid $6,100,000 in cash, of which $5,100,000 was paid to existing stockholders of Sajan.   The merger agreement provided for the remaining $1 million to be placed in an escrow account with an escrow agent, which funds would be utilized to fulfill the indemnification obligations of the pre-Merger Sajan stockholders through February 23, 2011.  This amount is presented as restricted cash and a note payable – indemnification escrow of $1 million on the consolidated balance sheets.  The Company may request claims against the escrow as defined in the escrow agreement.  The remaining balance of the $1 million escrow at February 23, 2011 will be distributed to the pre-Merger Sajan stockholders as defined in the escrow agreement and the merger agreement.

In exchange for the acquisition by MathStar of all outstanding capital stock of Sajan, MathStar issued a total of approximately 7,000,000 shares of MathStar common stock to former Sajan stockholders at the closing, and MathStar reserved, as of the closing, approximately 945,000 shares of MathStar common stock for issuance upon the exercise of options and warrants pursuant to the Merger.

As a result of the Merger, Sajan’s 5,573,742 shares of common stock were exchanged for 6,827,734 shares of MathStar common stock, or an exchange of 1 Sajan common share for 1.225 MathStar common shares. Options to purchase Sajan common stock issued under Sajan’s 2001 Plan and certain non-plan options and warrants were converted into options and warrants to purchase MathStar common stock and will remain outstanding as options and warrants to purchase shares of MathStar common stock.  Immediately after the closing of the Merger, the former stockholders of Sajan, Inc. owned approximately 43% of the outstanding shares of MathStar common stock.  At the time of Merger, 112,500 shares, valued at $364,000 per management’s determination of fair value at the time of the Merger, were recorded for dissenter shares.  (See Note 11)

Pursuant to the Merger, Sajan merged with and into Garuda, with Garuda as the surviving entity. For accounting purposes, Sajan is treated as the continuing reporting entity that acquired MathStar because Sajan obtained effective control of MathStar as a result of the Merger. This determination was based on the following facts: Sajan stockholders will have a large minority interest in the combined entity, the governing board will consist of a majority of Sajan board members, and the composition of the senior management will be Sajan’s management team. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and, therefore, there is no recognition of goodwill or other intangible assets. Instead, the acquisition has been treated as the equivalent of Sajan issuing stock for the net monetary assets of MathStar, primarily cash, which are stated at their carrying value. Because of the Merger, the historical results in this and future Quarterly Reports on Form 10-Q and future Annual Reports on Form 10-K will represent those of Sajan.

Chief Executive Officer Resignation

On February 23, 2010, the former Chief Executive Officer and Chief Financial Officer of MathStar resigned in connection with the Merger.

Tax Benefit Preservation Plan and Rights Agreement

On February 25, 2010, we entered into the Tax Benefit Preservation Plan and Rights Agreement (the “Preservation Plan”) with Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent. Our Board of Directors adopted the Preservation Plan in an effort to protect against a possible limitation on the ability to use the Company’s net operating losses (“NOL”) under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service.

In connection with the Preservation Plan, our Board of Directors authorized a series of 25 shares of Preferred Stock designated as Series A Preferred Stock, with a par value of $0.001 per share.  The Series A Preferred Stock issuable upon the exercise of the rights under the Plan, would be non-redeemable and rank junior to all other series of our preferred stock.  Each whole share of Series A Preferred Stock would be entitled to dividends, upon declaration by the Board of Directors, and entitled to receive a preferential liquidation of $1 per whole share.

Under the Preservation Plan, beginning March 12, 2010, for each share of common stock held, the holder of the common stock has the right to purchase one one-millionth of a share of Series A Preferred Stock at an exercise price of $8.50.  The rights expire in five years unless the Board of Directors redeems or exchanges the rights; the tax law related to limitation on the ability to use NOL is repealed; the NOL can no longer be carried forward; or the Board of Director decides to extend the term of the Preservation Plan.

The rights distributed on February 25, 2010, cannot be exercised until one of two triggering events occurs as defined in the Preservation Plan.

Upon a triggering event occurring related to the exercise of the right, we would account for the value of rights as a dividend and record a charge to retained earnings (accumulated deficit) and additional paid-in capital.  Upon completion of the Merger, there were 16,009,331 common shares outstanding resulting in 1.6 shares of Series A Preferred Stock purchase rights.

Name and Trading Symbol Change

On February 26, 2010, the corporate name was changed from MathStar, Inc. to Sajan, Inc.  On April 22, 2010, our trading symbol changed from “MATH.PK” to “SAJA.PK”.  The Company continues to trade on the Pink Sheets markets.

General Overview

Upon effectiveness of the Merger, we provide, under the SajanTM name, on-demand language translation solutions to customers selling products into global markets. These customers use our solutions to translate product manuals, instructions, warnings, and other product information into numerous languages. We combine our internally developed proprietary technology and high quality translation services to provide language translation solutions that are fast, reliable, and user-friendly. By utilizing an integrated technology and a service-based approach to language translation, we offer comprehensive solutions that allow customers to rely upon a single provider to meet all of their language translation needs. Our hosted technology system delivers a secure online solution that can be offered on a modular basis, which makes it attractive in both small business settings and in large enterprise environments.

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

In 2009, we established Sajan Software Ltd. (“Sajan Software”), which is a wholly-owned subsidiary based in Dublin, Ireland. This facility serves as our global research and development center and as headquarters for our product business. Our leadership team for Sajan Software consists of our Chief Marketing Officer/Sajan Software President, based at the corporate facility in the United States and responsible for our product function, and our General Manager – Europe, based at our location in Ireland and responsible for managing our language services.  Sajan-India Software Private Limited (“Sajan-India”), a majority-owned subsidiary of Sajan Software based in New Delhi, India, houses our development center at which we conduct substantially all of our software development activities. Sajan-India is a majority-owned subsidiary of Sajan Software.

Discussion of Critical Accounting Policies and Estimates

Discussion of the financial condition and results of our operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those discussed below. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the consolidated financial statements.

Management believes the following critical accounting policies involve significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

The Company derives revenues from the sale of software licenses, subscription hosting services, professional services, maintenance fees or a combination thereof.  The Company has three primary services models, each of which is described below.

Technology Enabled Service Model

In our Technology Enabled Service Model, the Company provides all of the customer’s language translation requirements.  Services within the Technology Enabled Service Model include:  translation.  The Company may also provide account management, graphic design services, technical, consulting and professional services as requested by our clients on a per hour rate basis.

In accordance with Financial Accounting Standard Board (“FASB”) and SEC accounting guidance on revenue recognition, the Company considers revenue earned and realizable at the time services are performed and amounts are earned.  Sajan considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. The Company recognizes revenue for translations managed on a standard “per word” basis at the time the translation is completed.  The Company recognizes revenue for professional services when the services have been completed in accordance with the statement of work.

Managed Service Model

The managed service model has four elements: license fees, post-contract customer support, transaction fees, and professional services.  We recognize revenue as earned through transaction fees delivered through the Application Service Provider (ASP) and associated fees for professional services including, implementation, training, and project management provided to customers with installed systems.

For ASP and other hosting arrangements, the Company evaluates whether the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues.  For ASP and other hosting arrangements that do not meet the criteria for recognition, the Company accounts for the elements considering the multiple element arrangements using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. The Company allocates revenue to each element of the arrangement that qualifies for treatment as a separate element based on vendor-specific objective evidence (“VSOE”), and if VSOE is not available, third party evidence, and if third party evidence is unavailable, estimated selling price. For professional services associated with ASP and hosting arrangements the Company determines do not have stand-alone value to the customer or are contingent on delivery of other elements, the  Company recognizes the services revenue ratably over the term of the applicable agreement.

The Company bills service fees either on a time and materials basis or on a fixed-price schedule. In general, the Company’s consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of the Company’s technology and may dedicate personnel to participate in the services being performed, but may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed.

Licensed Software Model

In the Licensed Software Model, clients utilize GCMS, Authoring Coach, X-Content, or a combination thereof, to self-perform their translation services.  This technology-only solution provides the Company’s clients with the ability to independently operate translation services without assistance from the Company’s professionals.  The Licensed Software Model has two elements: (1) license fees, and (2) post-contract customer support (maintenance).

The Company recognizes revenue from license fees, based on VSOE when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable at the time the software application is shipped to the client.

The Company’s customers typically purchase maintenance annually.  Maintenance prices are based on a percentage of the product license fee. Customers purchasing maintenance receive product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are not provided without the purchase of maintenance. The Company typically has not granted specific upgrade rights in its license agreements. Specified undelivered elements are allocated a relative fair value amount within a license agreement and the revenue allocated for these elements is deferred until delivery occurs.

Other

Sajan’s agreements with its customers may informally provide the customer with a limited time period following delivery during which the Company will attempt to address any non-conformity to previously agreed upon objective specifications relating to the work. Revenue is recognized as services are delivered in accordance with the terms of the agreement with the customer, are not contingent, and are earned.

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

Income Taxes

Income taxes are provided for tax effects of transactions reported in the consolidated financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statements and income tax reporting. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance for the net deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

On March 31, 2010, we have an accumulated NOL carryforward of approximately $31.9 million, which includes approximately $27.1 million as a result of the Merger.  The NOL carryforward may be used to offset future income tax liabilities, subject to limitations as provided in Section 382 of the Code, as amended, and will continue to be available provided there is no change of control, as defined in Section 382 of the Code. Based upon the provisions of Section 382 of the Code, an amount of up to 4.14% of the available NOL is available on an annual basis. The Company is allowed to issue shares in each year subsequent to the effective date of the Merger in an amount not to exceed 10% of the share count at the beginning of such year without violating the Section 382 of the Code change of control limitations, even if such issuance were to constitute a change of control as defined in Section 382 of the Code.

Software Development Costs

We capitalize software costs incurred during the software application development stage when the software is internally developed solely to meet the entity’s internal needs and no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life.  When a project is ready for its intended use, we amortize such costs over the estimated useful life of three years.

Stock-based Compensation

We measure and recognize compensation expense for all stock-based compensation at fair value. Our determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to, expected stock price volatility and actual and projected stock option exercise behaviors and forfeitures. An option’s expected term is the estimated period between the grant date and the exercise date of the option. As the expected term increases, the fair value of the option and the compensation cost will also increase. The expected-term assumption is generally calculated using historical stock option exercise data. We do not have historical exercise data to develop such an assumption. In cases where companies do not have historical data and where the options meet certain criteria, SEC Staff Accounting Bulletin 107 (“SAB 107”) provides the use of a simplified expected-term calculation. Accordingly, Sajan calculated the expected terms using the SAB 107 simplified method.

We calculate expected volatility for stock options and awards using an industry index and comparable companies, as we were recently a privately owned company and did not have sufficient information to utilize a historical volatility. We consider specific companies with comparable operations along with the Dow Jones software and computer services small cap technology index to be representative of our size and industry and have used the historical closing total return values of that index for the three years prior to the date of grant to estimate volatility. Management expects and estimates that substantially all employee stock options will vest, and therefore the forfeiture rate used was zero.

The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

Source of Revenues

We generate revenues by providing language translation services to customers for which we are paid based upon the number of words translated and by the languages involved. The price charged per word per language varies depending upon the language, the availability of translator resources and the extent to which our TM algorithms have been applied to reuse prior translation work. We break out for financial reporting purposes revenues for which we incurred direct cost of revenues with linguists versus revenues where the translation is machine-based from TM. In late 2010, we expect that we will begin generating revenue on a product only basis, for which we will also receive revenue on a per word basis similar to our services business model based upon the number of words processed through our GCMS platform by our product customers.

Operating Expenses

We allocate certain occupancy and general office related expenses, such as rent, utilities and office supplies, to cost of revenues and operating expense categories based upon headcount.

Cost of Revenue

Cost of revenue is highly variable based upon the volume of translation services revenue. We work with freelance linguists who complete the actual language translation, and they are paid on a per word basis. The fixed component of cost of revenue is comprised of the global operations staff located principally in our River Falls, Wisconsin location and also in our Dublin, Ireland location, who are responsible for project and process management, quality control, operational integration, vendor management and production operations. Over the long term, we expect cost of revenue will grow in absolute dollars, as we expect to continue to grow our revenue, but decrease as a percentage of revenue due to economies of scale, more efficient sourcing and operational efficiencies from ongoing investment in our GCMS platform.

Sales and Marketing Expenses

Sales and marketing expense consists primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, commissions and partner referral fees. Advertising costs consist of pay-per-click payments to search engines and print advertisements in trade journals. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. As we move into full commercial launch of our product solution throughout 2010, we expect advertising and marketing expense to increase proportionally faster than product sales during the year, but to decrease slightly as a percentage of total sales.

Research and Development Expenses

Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts more recently on the industrialization of the GCMS platform and its component modules for general release and independent use by the various participants involved in the content globalization process and for the ability to host GCMS utilizing cloud computing methodologies. Functional development has continued in parallel on improving ease of use, functionality, scalability and efficiency of TM processing.

We capitalize development costs and amortize such costs over 36 months, with such amortization reflected in general and administrative costs, as noted below. The research and development organization is located principally at Sajan-India and at Sajan-Ireland. We expect that on an annual basis, research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but decrease as a percentage of revenues as we expect to continue to grow our revenues at a faster rate.

General and Administrative Expenses

General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, depreciation and amortization, professional fees, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. We expect that our general and administrative expenses will increase in absolute dollars and on a percentage basis throughout 2010 reflecting the cost of being public and subsequently increase in absolute dollars but, decrease on a percentage basis as sales increase.

Foreign Currency Translation

The functional currency for payment of accounts receivable for certain of the Company’s foreign customers is the local currency of the country in which the customer’s operations are based. Realized foreign currency translations gains or losses arising from exchange rate fluctuations on balances denominated in foreign currencies and unrealized foreign currency transaction gains or losses relating to accounts receivable balances were not material for the three months ended March 31, 2010 and 2009.  Foreign assets and liabilities are translated using the year end exchange rates. Results of operations are translated using average rates throughout the year. Translation gains and losses are accumulated as a separate component of equity.

Results of Operations - Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

For the three-month period ended March 31, 2010, net loss attributable to stockholders was $1.49 million compared to net loss of $.24 million for the three months ended March 31, 2009. The increase in our net loss attributable to stockholders primarily related to nonrecurring costs related to the Merger, including: professional fees for legal, accounting and tax; increased insurance costs; investment banking fees; stock compensation expenses as well as additional investment in research and development.

Net loss related to our non-controlling interest in our Sajan – India subsidiary was approximately $3,000 for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009.  Our investment in Sajan – India occurred in June 2009.  Net loss related to our non-controlling interest in our affiliate of approximately $5,000 is related to River Valley’s operations through the date of the Merger.  The Merger is a reconsideration event between Sajan and River Valley, thus financial results for River Valley were deconsolidated on the date of the Merger and will not be presented in future periods.

During the three months ended March 31, 2010, loss from operations before income taxes and non-controlling interests in subsidiary and affiliate was $1.56 million compared to $.31 million for the three months ended March 31, 2009. The major components of revenues, store expenses, general and administrative expenses, total operating expenses and income tax expense from continuing operations are discussed below.

	Three Months Ended
Item	3/31/10	3/31/09	% Change (Year Over Year)	% of 2010 Net Loss	% of 2009 Net Loss
Revenues	$3,140,202	$3,018,040	4.05%	(210.02)%	(1,482.92)%
Cost of Revenues	1,761,503	1,682,393	4.70%	117.81%	826.65%
Operating Expenses:
Sales and Marketing	810,944	934,342	(13.21)%	54.24%	459.09%
Research and Development	568,586	133,221	326.80%	38.03%	65.46%
Other General and Administrative	1,494,732	521,817	186.45%	99.97%	256.40%
Other Income (Expense):
Interest expense	(45,988)	(51,578)	(10.84)%	(3.08)%	25.34%
Interest and other income	2,038	186	995.70%	(0.14)%	(0.09)%
Other expense	(16,088)	(4,816)	234.05%	1.08%	2.37%
Income tax benefit	(62,311)	(68,187)	(8.62)%	(4.17)%	(33.50)%
Net loss before non-controlling interest	(1,493,290)	(241,754)	517.69%
Less non-controlling interest in subsidiary	2,646	-	N/A %	(0.18)%	-%
Less non-controlling interest in affiliate	(4,565)	(38,234)	(88.06)%	0.31%	(18.79)%
Net loss attributable to Sajan, Inc. and subsidiaries	$(1,495,209)	$(203,520)	635.65%	100%	100%

Revenues

Revenues totaled $3.14 million for the three months ended March 31, 2010 compared to $3.02 million for the three months ended March 31, 2009. This $.12 million or 4.05% increase resulted from an increase in the number of customers, the growth of business with existing customers, and the introduction of new products and services.

The following table summarizes our revenues for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
			(percentage of revenues)
Translation and consulting income	$2,761,835	$2,769,134	87.95%	91.75%
Technology income	301,706	223,560	9.61%	7.41%
Product income	61,205	8,560	1.95%	0.28%
Other income	15,456	16,786	0.49%	0.56%
Total	$3,140,202	$3,018,040	100.00%	100.00%

Cost of Revenues

Cost of revenues increased $.08 million, or 4.7% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.   As a percentage of revenue, cost of revenues was 56.1% for the three months ended March 31, 2010 compared to 55.7% for the same interim period in 2009. The increase resulted from growth in words processed of approximately 4%; investment in the launch of Sajan-Ireland of approximately $40,000, as well as the associated facilities and operational costs; and investment in the operations staff in River Falls in support of anticipated growth. The increase in cost of revenues as a percentage of revenue reflects market conditions that led to increasingly competitive bids for business and the initiation of a contract for a major customer that was purposefully bid with sub-standard margins to break into the account and position us for future opportunities. Cost of revenue excludes depreciation and amortization of $.25 million and $.18 million for the three months ended March 31, 2010 and March 31, 2009, respectively, which are included in general and administrative expenses.

Total general and administrative costs for the three months ended March 31, 2010 were $2.87 million compared to $1.60 million for the period ended March 31, 2009. For the three months ended March 31, 2010, the major components of these costs were sales and marketing, research and development and other general and administrative expenses. A discussion of the various components of our general and administrative costs for the three months ended March 31, 2010 and 2009 appears below:

Sales and Marketing. Sales and marketing expense of approximately $.81 million for the three months ended March 31, 2010 decreased $.12 million, or 13.2%, over sales and marketing expense of approximately $.93 million for the three months ended March 31, 2009. The decline in our expenses between the interim periods primarily related to a categorization change of executive employee compensation and benefits from sales and marketing to general and administrative and a reduction in sales commissions.  Stock compensation expense for the three months ended March 31, 2010 was $.03 million compared to $.02 million for the three months ended March 31, 2009.  As a percentage of revenue, sales and marketing expense was approximately 25.8% for the three months ended March 31, 2010, a 5.2% increase from approximately 31.0% for the same interim period in 2009, reflecting management’s intentional restraint on discretionary marketing spending in light of the lower gross margin resulting from the increase in cost of revenue as a percentage of revenue as described above.

Research and Development.  Research and development expense of approximately $.57 million grew $.44 million or 326.8% for the three months ended March 31, 2010 over research and development expense of $.13 million for the three months ended March 31, 2009.  The increase for the three months ended March 31, 2010 is comprised of additional investments in our Sajan – India subsidiary, increased salaries and benefits expense from addition of staff in Europe, approximately $.18 million of additional development expenses related to our enterprise technology product, Global Communication Management System (“GCMS”).  The increase also included $.02 million in stock compensation expense for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009.  As a percentage of revenue, research and development expense increased to 18.1% for the three months ended March 31, 2010 compared to 4.6% for the three months ended March 31, 2009, reflecting expanded sales and marketing efforts in the United States, launching of sales and marketing in Ireland and increased investment in our subsidiary in India.

Other General and Administrative.  Other general and administrative expense was $1.49 million and $.52 million, an increase of approximately $.97 million, or 186.5%, for the three months ended March 31, 2010 and 2009, respectively.  As a percentage of revenue, general and administrative expense was 47.4% for the three months ended March 31, 2010, or a 30.1% increase over 17.3% for the three months ended March 31, 2009.  This increase principally reflects non-recurring advisor, legal and accounting fees associated with the preparation and filing of periodic reports with the SEC under the Securities Exchange Act, professional services related to our net operating loss carryforward, and three years of financial audits required as part of the Merger.  In addition, we re-categorized certain ongoing executive employee compensation and benefits expenses to general and administrative from sales and marketing and an increase in insurance expenses.  Further, our stock compensation expense for the three months ended March 31, 2010 was $.13 million compared to $0 for the three months ended March 31, 2009.  As we seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our professional fees expenses will increase during fiscal 2010.

Other Income (Expense). Other expense was approximately $.06 million for the three months ended March 31, 2010 and 2009.  Interest expenses for three months ended March 31, 2010 and 2009 of approximately $46,000 and $51,600 were related to the mortgage on the buildings owned by River Valley Business Center, LLC and leased by Sajan and decreased through deconsolidation on February 23, 2010.  Interest and other income for the three months ended March 31, 2010 was approximately $2,000 compared to $200 for the three months ended March 31, 2009.  The increase in interest income is a result of increased cash and cash equivalents.  Other expenses for the three months ended March 31, 2010 were approximately $16,000 compared to $5,000 for the three months ended March 31, 2009.  The increase in other expenses was related to fluctuations in foreign currency.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2010 was $.06 million compared to income tax benefit of $.07 million for the three months ended March 31, 2009, resulted because of our net operating loss carryforward as a result of the Merger.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2010	2009
Cash flows provided (used) by :
Operating activities	$(658,867)	$372,168
Investing activities	5,318,250	(151,074)
Financing activities	(958,999)	(102,141)
Net increase in cash	3,700,384	118,953
Effect of exchange rate changes in cash	13,741	-
Cash, beginning of period	120,493	381,501
Cash, end of period	$3,834,618	$500,454

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 was $.66 million and was used to fund our operations and expand our operations internationally.  Net cash provided by operating activities for the three months ended March 31, 2009 was a result of a significantly lower net loss, an increase in accounts receivable and accounts payable offset by a reduction in our accrued liabilities and reduction in deferred revenues.

 Net Cash (Used in) Provided by Investing Activities

Net cash of $5.3 million provided by investing activities for the three months ended March 31, 2010 primarily related to cash acquired in the Merger transaction.  Net cash of $.15 million used in investing activities for the three months ended March 31, 2009 related to purchases of property and equipment and capitalization of software development costs.

Net Cash Used in Financing Activities

Net cash of $.96 million used in financing activities for the three months ended March 31, 2010 primarily related to payments for merger-related costs and short-term debt.  Net cash of $.10 million used in financing activities for the three months ended March 31, 2009 related to payments on short- and long-term debts.

Sources of Capital

For the three months ended March 31, 2010, our principal source of liquidity was funds generated from operations and cash received as part of the Merger.

Uses of Capital

Sajan’s primary uses of capital resources for the three months ended March 31, 2010 have been to fund operating activities, expand business operations internationally, and make nonrecurring payments for professional fees related to the Merger.  The capital obtained by way of the Merger will be used to grow and support the business in a variety of different ways, including increased investments in research and development.  This will help extend our differentiation and provide greater value to our global clients.  We have a product roadmap influenced heavily by voice of market and will seek to accelerate key feature releases.  We also intend to use this capital for purchasing strategic companies which add ongoing benefit to our Company operations and clients.  This may include both language translation service companies and technology companies.  Finally, we will invest in more aggressive sales and marketing initiatives to assist in overall business growth.

Since the Merger and in the immediate future, we anticipate that we will generate positive cash flow from operations, but we may require investment capital to fund monthly cash flow requirements, investments in our organizational infrastructure for the launch of our business products and, potentially, for acquisitions. This was a primary motivation for the Merger, in addition to providing access to public market securities for the liquidity of former stockholders and also access to capital on an efficient basis.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On March 31, 2010, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)), and concluded that our disclosure controls and procedures were not effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to them by others within the Company.  This conclusion was based primarily on the facts identified in our Annual Report on Form 10-K for fiscal year ended December 31, 2009, filed with the SEC on March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified material weaknesses in internal control over financial reporting and a related remediation plan.  We are still in the process of remediating our material weaknesses.  However, to date, we believe we have made progress towards remediation, including taking steps to:

•	increase the oversight performed by our Board of Directors through expansion of our Board of Directors to seven members and expansion of our Audit Committee to four members.
•
increase our Audit Committee’s oversight role, including providing  additional oversight of the Company’s internal controls, more formal review of our consolidated financial statements, reviewing management’s analysis of actual expenditures compared to its approved budget, reviewing expense reports and supporting documentation for reimbursements to our Chief Executive Officer, monitoring the interim management reports on the effectiveness of our internal controls, discussing complex or unusual accounting transactions with management and our independent registered public accounting firm, and reviewing the draft periodic reports we file with the SEC;

•
design and implement robust corporate governance including: (1) direct oversight of our internal controls by the Audit Committee of our Board of Directors; (2) review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the Audit Committee of our Board of Directors prior to filing with the SEC; (3) adoption and communication of our Code of Business Conduct and Ethics to our employees and consultants; (4) adoption and communication of our Policy on Insider Trading to our employees and consultants; (5) revision of policies within our employee handbook to ensure that appropriate disciplinary actions may be taken in the event an employee fails to properly perform their responsible internal controls or intentionally overrides any internal control and completion of employee training on the policy revisions; (6) adoption of charters for our Audit, Compensation, Governance and Nominating Committees of our Board of Directors; (7) adoption and training for our employees on our Whistleblower Policy, which includes our anonymous reporting system; (8) adoption of our policy on reporting and investigating complaints regarding accounting, internal accounting controls or auditing matters and concerns regarding questionable accounting or auditing matters; (9) communication to our global workforce by our Chief Executive Officer and Interim Chief Financial Officer on the importance of internal control compliance and reporting of noncompliance; and (10) adoption of our operating budget and our strategic plan by our Board of Directors;

•
secure the administrator passwords for the financial application, the servers and other devices used to support and backup the financial application, and replicate backup files to our corporate location to complete a validation of their integrity;

•
utilize our internal control specialist to develop and assist us with the design, implementation and assessment of the design and operating effectiveness of our internal controls as well as design of remediation efforts as necessary for proper compliance, provide our internal audit consultant with direct access to our Audit Committee chairperson, and include our internal audit consultant in quarterly meetings of our audit committee to provide a status update on the effectiveness of our internal controls;

•
design and implement a formalized financial reporting process that includes properly prepared, supported and reviewed balance sheet reconciliations; properly prepared, supported and reviewed journal entries; properly segregated duties, and properly completed and approved financial close checklist and financial reporting calendar;

•	design a mechanism to capture costs related to our internally developed software;

•
begin a formal feasibility assessment of implementing an Enterprise Resource Planning (“ERP”) system to replace our current financial software application, including ensuring access rights within our new financial software application comply with designated roles and responsibilities and support the proper segregation of duties; and

•	begin assessing the feasibility of generating consolidated financial statements directly from the new ERP financial application and eliminate our current manual consolidation process.

Despite the progress we believe we have made, we were unable to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009 were effectively remediated as of March 31, 2010, due to the fact that (i) less than the entire remediation plan has been implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been altered or newly created as part of the remediation plan (as summarized above).  For further information, please see our Annual Report on Form 10-K for fiscal year ended December 31, 2009.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 26, 2010, the United States District Court for the District of Minnesota granted the Company’s motion to dismiss all counterclaims asserted by Tiberius Capital II, LLC (“Tiberius”) in the action captioned “MathStar, Inc., Feltl and Company, Inc., Sajan, Inc., Perkins Capital Management, Inc., Richard C. Perkins, Merrill A. McPeak, Benno G. Sand, John C. Feltl and Joseph P. Sullivan, Plaintiffs, v. Tiberius Capital II, LLC, Defendant”.  Tiberius retains certain rights to amend its counterclaim and to appeal this decision.  A complete summary of this litigation is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

Item 1A. Risk Factors

There have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item is included in the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010 and is incorporated by reference herein.

Item 3. Defaults upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

On April 22, 2010, our trading symbol changed from “MATH.PK” to “SAJA.PK”.  The Company continues to trade on the Pink Sheets markets.

Item 6. Exhibits

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

10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

14.1	Code of Ethics adopted March 30, 2010 (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on March 31, 2010).

16.1	Letter from HLB Tautges Redpath, Ltd. (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

16.2	Letter from PricewaterhouseCoopers, LLP (incorporated by reference to Exhibit 16.2 to the Current Report on Form 8-K filed with the SEC on February 24, 2010).

21.1	Subsidiaries of Sajan, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the SEC on March 31, 2010).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2010	Sajan, Inc.
(Registrant)

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer, President and Interim Chief Financial Officer