Form 10-Q
period 2010-06-30
SAJAN INC
filed 2010-08-13
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

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

Former name, former address and former fiscal year, if changed since last report: N/A

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

As of August 13, 2010, the registrant had 16,009,331 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC) (1)
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2010 (Unaudited)	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$2,595,071	$120,493
Restricted cash	1,000,000	-
Accounts receivable, net of allowance of $15,000 and $10,000	2,768,352	2,871,005
Deferred tax asset, net of allowance	680,336	660,170
Unbilled services	631,269	256,697
Prepaid expenses and other current assets	129,090	38,534
Total current assets	7,804,118	3,946,899

Property and equipment, net	751,603	3,349,556

Other assets:
Intangible assets, net	258,883	336,983
Capitalized software development costs, net	679,919	877,117
Other assets, net	12,752	24,294
Total other assets	951,554	1,238,394

Total assets	$9,507,275	$8,534,849

Liabilities and Stockholders’ Equity

Current liabilities:
Checks issued in excess of bank balance	$-	$113,048
Current portion of capital lease obligations	3,392	10,514
Current portion of long-term debt	-	105,159
Note payable – related party	1,000,000	292,973
Note payable – indemnification escrow	1,000,000	-
Line of credit	-	1,000,000
Accounts payable	1,493,242	901,213
Accrued interest – related party	27,836	23,415
Accrued compensation and benefits	685,222	505,084
Other accrued liabilities	823,513	747,671
Deferred revenue	244,134	336,458
Total current liabilities	5,277,339	4,035,535

Long-term liabilities:
Long-term debt, net of current portion	-	2,412,194
Lease obligations and other long-term liabilities	55,211	-
Tax liability – uncertain tax position	19,687	19,687
Deferred tax liability – long-term	563,845	605,497
Total long-term liabilities	638,743	3,037,378
Total liabilities	5,916,082	7,072,913

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized, 16,009,331 issued and outstanding at June 30, 2010 and 18,000,000 shares authorized and 5,686,250 issued and outstanding at December 31, 2009	160,093	56,863
Additional paid-in capital	6,211,009	1,919,161
Accumulated deficit	(2,747,727)	(709,393)
Accumulated other comprehensive loss:
Foreign currency adjustment	(21,838)	(22,896)
Stockholders’ equity	3,601,537	1,243,735

Non-controlling interest in subsidiary	(10,344)	(3,075)
Non-controlling interest in equity affiliate
(River Valley Business Center, LLC)	-	221,276
Total equity	3,591,193	1,461,936
Total liabilities and stockholders’ equity	$9,507,275	$8,534,849

See notes to condensed consolidated financial statements.

(1)	MathStar and Sajan consolidated as of February 24, 2010.
River Valley Business Center, LLC deconsolidated as of February 23, 2010.
Sajan India Software Private Limited consolidated as of June 1, 2009.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC) (1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Translation and consulting income	$3,818,209	$2,469,790	$6,623,583	$5,238,924
Technology income	327,295	215,099	629,001	438,659
Product income	52,301	7,256	69,967	15,816
Other income	4,515	16,786	19,971	33,572
Total revenues	4,202,320	2,708,931	7,342,522	5,726,971

Cost of revenues
Cost of revenues (exclusive of depreciation and amortization included below)	2,289,126	1,503,764	4,050,629	3,186,157

Gross margin	1,913,194	1,205,167	3,291,893	2,540,814

Operating expenses:
Sales and marketing	921,544	883,287	1,732,488	1,701,071
Research and development	392,606	162,034	961,192	336,427
General and administrative	927,895	341,218	2,177,584	754,234
Depreciation and amortization	220,696	239,646	465,739	423,833
Total operating expenses	2,462,741	1,626,185	5,337,003	3,215,565

Loss from operations	(549,547)	(421,018)	(2,045,110)	(674,751)

Other income (expense):
Interest expense	(22,428)	(51,497)	(68,416)	(103,075)
Interest and other income	25,518	19,954	27,556	20,140
Other expense	(1,291)	(5,202)	(17,379)	(10,018)
Total other income (expense)	1,799	(36,745)	(58,239)	(92,953)

Net loss before income taxes and non-controlling interests in subsidiary and affiliate	(547,748)	(457,763)	(2,103,349)	(767,704)

Income tax benefit	-	(100,707)	(62,311)	(168,894)

Net loss before non-controlling interest	(547,748)	(357,056)	(2,041,038)	(598,810)
Less Non-controlling interest in subsidiary	4,623	2,131	7,269	2,131
Less Non-controlling interest in affiliate (River Valley Business Center)	-	(7,760)	(4,565)	30,474
Net loss attributable to Sajan, Inc. and subsidiaries	$(543,125)	$(362,685)	$(2,038,334)	$(566,205)
Loss per common share – Basic and diluted	$(0.03)	$(0.06)	$(0.15)	$(0.10)
Weighted average shares outstanding – Basic and diluted	16,009,331	5,686,250	13,972,298	5,686,250

See notes to condensed consolidated financial statements.

(1)	MathStar and Sajan consolidated as of February 24, 2010.
River Valley Business Center, LLC deconsolidated as of February 23, 2010.
Sajan India Software Private Limited consolidated as of June 1, 2009.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC) (1)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Six months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(2,041,038)	$(598,808)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of capitalized software costs	262,483	238,088
Amortization of license costs and debt issuance costs	80,295	50,696
Depreciation	122,961	135,049
Stock-based compensation expense	456,610	102,215
Deferred taxes	(61,818)	(168,894)
Change in allowance for doubtful accounts	5,000	0
Decrease (increase) in current assets:
Accounts receivable	(19,065)	703,712
Change in unbilled services	(374,572)	(16,580)
Prepaid expenses and other current assets	(80,752)	(189,015)
Increase (decrease) in current liabilities:
Accounts payable	621,265	84,205
Accrued interest – related party	27,867	985
Accrued compensation and benefits	180,137	81,269
Other accrued liabilities	(510,207)	317,478
Deferred revenue	(92,324)	(30,750)
Net cash flows provided by (used in) operating activities	(1,423,158)	709,650

Cash flows from investing activities:
Purchases of property and equipment	(81,672)	(161,866)
Purchases of intangible assets	(2,052)	(354,586)
Capitalized software development costs	(64,155)	(231,082)
Cash acquired in merger transaction	5,472,000	-
Payment of dissenter liability	(366,943)	-
Deconsolidation of affiliate	(98,730)	-
Net cash flows provided by (used in) investing activities	4,858,448	(747,534)

Cash flows from financing activities:
Checks issued in excess of cash	(113,048)	-
Net proceeds on line of credit	-	150,000
Payments on note payable – related party	(285,645)	(17,710)
Payments on merger costs	(540,254)	-
Payments on capital lease obligation	(7,122)	(26,439)
Payments on mortgage long-term liability	(14,571)	(42,721)
Net cash flows provided by (used in) financing activities	(960,640)	63,130

Net increase in cash and cash equivalents	2,474,650	25,246

Effect of exchange rate changes in cash	(72)	-

Cash and cash equivalents – beginning of period	120,493	381,501

Cash and cash equivalents – end of period	$2,595,071	$406,747

Cash paid for interest, net of amortization of loan fees	$69,409	$101,614
Non-cash investing and financing transactions:
Note payable – related party acquired in merger	$1,000,000	$-
Short-term note payable – indemnification escrow and restricted cash acquired in merger	$1,000,000	$-
Reduction in line of credit via merger transaction	$1,000,000	$-
Dissenter accrual acquired in merger transaction	$364,000	$-

See notes to condensed consolidated financial statements.

(1)	MathStar and Sajan consolidated as of February 24, 2010.
River Valley Business Center, LLC deconsolidated as of February 23, 2010.
Sajan India Software Private Limited consolidated as of June 1, 2009.

1.	Nature of Business and Summary of Significant Accounting Policies –

Nature of Business / Basis of Presentation

Sajan, Inc. (the “Company” or “Sajan”) provides language translation and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets.  The Company is located in River Falls, Wisconsin. In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software Ltd, the producer of Sajan’s technology tools. Sajan India Software Private Limited (“Sajan – India”), based in Delhi, India, houses one of our development centers at which we conduct substantially all of our software development activities. Sajan-India is a majority-owned subsidiary of Sajan Software.

Sajan, Inc. originally organized as a Wisconsin corporation in March 1998, reorganized as a Minnesota corporation in October 2001, and reorganized as a Delaware corporation in February 2010 as part of the Merger (as such term is defined in Note 2 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Current Report on Form 8-K filed with the SEC on February 24, 2010.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

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

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $15,000 at June 30, 2010 and $10,000 at December 31, 2009. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

Loss Per Common Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include unexercised stock options and warrants. Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. In calculating diluted weighted average shares and per share amounts, we included stock options and warrants (see Note 9) with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the treasury stock method. The Company calculated the number of additional shares by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year.  For both the three months and six months ended June 30, 2010 and 2009, we excluded options to purchase 1,110,062 and 729,375 shares and warrants to purchase 628,008 and 102,875 shares from the diluted weighted average share outstanding calculation as the effect of these options is anti-dilutive. The effect of all options and warrants outstanding during the three and six months ended June 30, 2010 and 2009 was anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Numerator:
Net loss attributable to Sajan, Inc. and Subsidiaries	$(543,125)	$(362,685)
Denominator:
Weighted average common shares outstanding - basic	16,009,331	5,686,250
Weighted average common shares outstanding – diluted	16,009,331	5,686,250
Loss per common share – basic	$(0.03)	$(0.06)
Loss per common share – diluted	$(0.03)	$(0.06)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Numerator:
Net loss attributable to Sajan, Inc. and Subsidiaries	$(2,038,334)	$(566,205)
Denominator:
Weighted average common shares outstanding - basic	13,972,298	5,686,250
Weighted average common shares outstanding – diluted	13,972,298	5,686,250
Loss per common share – basic	$(0.15)	$(0.10)
Loss per common share – diluted	$(0.15)	$(0.10)

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

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense for the three and six months ended June 30, 2010 was $127,822 and $262,483, respectively, and for the three and six months ended June 30, 2009 was $131,952 and $238,088, respectively.  Estimated amortization expense for capitalized software costs are expected to be approximately $231,840 for the remainder of 2010 and, $328,900, and $117,700 for the years ending December 31, 2011, and 2012, respectively.

Capitalized software development costs consist of the following as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009
Capitalized software development costs	$2,548,641	2,483,356
Less accumulated amortization	(1,868,722)	(1,606,239)
Total capitalized software development costs, net	$679,919	877,117

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three and six months ended June 30, 2010, total stock-based compensation expense was approximately $87,000 ($0.01 per share) and $457,000 ($0.03 per share), respectively.  For the three and six months ended June 30, 2009, total stock-based compensation expense was approximately $64,000 ($0.01 per share) and $102,000 ($0.01 per share), respectively.   As of June 30, 2010, there was approximately $700,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

The Company’s determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to; the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures. An option’s expected term is the estimated period between the grant date and the exercise date of the option. As the expected term increases, the fair value of the option and the compensation cost will also increase. The expected-term assumption is generally calculated using historical stock option exercise data; however the Company does not have historical exercise data to develop such an assumption. As a result, the Company determined the expected term assumption using the simplified expected-term calculation as provided in SEC Staff Accounting Bulletin 107.

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

In determining the compensation cost of the options granted, the fair value of each option grant in the quarter ended June 30, 2010 and 2009, respectively, has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,
	2010	2009
Risk-free interest rate	1.3%	2.52%
Expected life of options granted	5 Yrs	7 Yrs
Expected volatility range	63.34%	24.07%
Expected dividend yield	0%	0%

Using the Black-Scholes option pricing model, management has determined that the options issued have a weighted-average grant date fair value for the three months ended June 30, 2010 and 2009 of $0.75 and $1.06 per share, respectively.

In determining the compensation cost of the options granted, the fair value of each option grant in the six months ended June 30, 2010 and 2009, respectively, has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	1.5%	2.52%
Expected life of options granted	5.39 Yrs	7 Yrs
Expected volatility range	63.21%	24.07%
Expected dividend yield	-%	-%

Using the Black-Scholes option pricing model, management has determined that the options issued have a weighted-average grant date fair value for the six months ended June 30, 2010 and 2009 of $0.80 and $1.06 per share, respectively.

Revenue Recognition

The Company derives revenues from language translation services, software licenses, subscription hosting services, professional services, maintenance fees or a combination thereof. The Company has three primary services models, each of which is described below.

Technology Enabled Service Model

In our Technology Enabled Service Model, the Company provides all of the customer’s language translation requirements. Services within the Technology Enabled Service Model include: language translation, account management, graphic design services, technical, consulting and professional services.  Language translation services are generally billed on a “per word” basis and other services are billed on a per hour rate basis.

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

Managed Service Model

The Managed Service Model has five elements: language translation services, software license fees, post-contract customer support, transaction fees, and professional services. We recognize revenue as earned through transaction fees delivered through the Application Service Provider (ASP) and associated fees for professional services including, implementation, training, and project management provided to customers with installed systems.

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

Cost of Revenues

Cost of revenues consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. Cost of revenues excludes depreciation and amortization which is included in general and administrative expenses.  Depreciation and amortization expense for the three and six months ended June 30, 2010 was $220,639 and $465,739, respectively, and for the three and six months ended June 30, 2009 was $239,646 and $423,833, respectively.

Foreign Currency Translation

The functional currency for payment of accounts receivable for certain of the Company’s foreign customers is the local currency of the country in which the customer’s operations are based. Realized foreign currency translations gains or losses arising from exchange rate fluctuations on balances denominated in foreign currencies and unrealized foreign currency transaction gains or losses relating to accounts receivable balances were not material for the three and six months ended June 30, 2010 and 2009.  Foreign assets and liabilities are translated using the year end exchange rates. Results of operations are translated using average rates throughout the year. Translation gains and losses are accumulated as a separate component of equity.

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

River Valley is a limited liability company, and, in lieu of corporate income taxes, the members will separately account for their pro rata shares of River Valley’s income, losses, deductions and credits. Accordingly, no provision for River Valley for federal or Wisconsin income taxes was recorded for the three months ended June 30, 2010 and 2009.  As of the date of the Merger, River Valley was deconsolidated.

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

At the time of the Merger, the following amounts are being allocated from MathStar’s net monetary assets and liabilities to Sajan:

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

Accrued liabilities:  Sajan retains the accrued lease obligations under MathStar’s non-cancellable operating leases, pursuant to which total rent payments are projected to be $358,000 and $257,000 for the years ending December 31, 2010 and 2011, respectively.   In addition, Sajan retains MathStar’s non-cancellable long-term commitment with Synopsys, Inc. for the purchase of design tools. Payments under this agreement will be $151,000 during the year ending December 31, 2010.

Merger transaction costs: In connection with the Merger, MathStar incurred transaction costs of $543,000, including financial advisory, legal, accounting and due diligence costs, which were recorded as Merger transaction expenses on the consolidated statement of operations for the year ended December 31, 2009.  Sajan allocated approximately $540,000 of Merger-related costs which were allocated to additional paid-in capital for the three months ended March 31, 2010.

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

Pro Forma Financial Statements

Since the Merger was effective February 23, 2010, there is not a change in the March 31, 2010 balance sheet and not a material change in the income statement for the three and six months ended June 30, 2010.  The unaudited pro forma information for the year ended December 31, 2009 does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

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

NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS (in thousands)

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions.  As of June 30, 2010, three customers accounted for 14.71%, 11.85%, and 10.30% of the accounts receivable and as of December 31, 2009, one customer accounted for 37% of the accounts receivable.

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

Net sales per geographic region, based on the billing location of end customer, are summarized below.  For comparative purposes, we have omitted the rental income of approximately $0 and $16,800 for the three months ended June 30, 2010 and 2009, respectively and $10,200 and $33,600 for the six months ended June 30, 2010 and 2009, respectively, derived from the River Valley affiliate for income through the effective date of the Merger and $5,300 in other revenue generated from our MathStar subsidiary, for which operations were ceased prior to the Merger.  (See Note 1)

	Three Months Ended June 30,
	2010		2009
	Sales	Percent	Sales	Percent
United States	$3,371,659	80.23%	$2,072,585	76.99%
International	830,661	19.77%	619,546	23.01%
Total Sales	$4,202,320	100.00%	$2,692,131	100.00%

	Six Months Ended June 30,
	2010		2009
	Sales	Percent	Sales	Percent
United States	$5,775,095	78.76%	$4,733,672	83.14%
International	1,557,227	21.24%	959,699	16.86%
Total Sales	$7,332,322	100.00%	$5,693,371	100.00%

The Company’s largest two customers accounted for 11.4% and 10.4% of net revenues for the three months ended June 30, 2010 and three customers accounted for 13.1%, 11.2%, and 10% of net revenues for the three months ended June 30, 2009.  There were no customers greater than 10% for the six months ended June 30, 2010 and one customer accounted for 18.6% of net revenues for the six months ended June 30, 2009.

No individual foreign country accounted for 10% of consolidated revenue in any period presented.

5.	Related Party Transactions –

Notes Payable

Notes payable and accrued interest to related party was approximately $1,028,000 and $316,000 at June 30, 2010 and December 31, 2009, respectively, related to two notes payable to officers and stockholders of the Company, Shannon and Angela Zimmerman.  The majority of the note payable as of December 31, 2009 was paid as of the date of the Merger.  On February 23, 2010, the Company issued a Promissory Note to Shannon and Angela Zimmerman as part of the Merger consideration.  The Promissory Note documents the Company’s obligation to pay $1 million of the pro rata amount of the cash Merger consideration to the Zimmermans. The Promissory Note has a term of one year and provides for an interest rate of 8% per year to be accrued until payment of the Promissory Note.  Accrued interest was approximately $28,000 as of June 30, 2010.  Upon the occurrence of an “event of default,” as defined in the Promissory Note, and at any time thereafter, the unpaid principal balance, plus accrued interest, plus all other amounts due under the Promissory Note will, at the option of the Zimmermans, be immediately due and payable, without notice or demand. The obligations of the Company under the Promissory Note are unsecured.

Lease

Sajan leases its office space from River Valley under two non-cancelable operating leases. The first lease was entered into during 2005 and expires in January 2026. The second lease was entered into during 2008 and expires in January 2026. In February 2010, the lease terms were amended to expire on January 31, 2017 and reduce the monthly lease payments by $1,766 per month. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses. Related party rental income and expense for the office leases of approximately $0 and $84,700 has been eliminated from the consolidated financial statements for the three months ended June 30, 2010 and 2009, respectively, and $51,400 and $169,400 has been eliminated from the consolidated financial statements for the six months ended June 30, 2010 and 2009, respectively.  Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company.

6.	Debt –

Line of Credit

The Company had $0 and $650,000 outstanding at June 30, 2010 and December 31, 2009, respectively, under a $1,000,000 bank line of credit. The line of credit due in December 2009 was extended to mature in March 2010.   The line of credit was paid in full and closed on February 23, 2010.

7.	Other Accrued Liabilities –

Other accrued liabilities of the following at:
	June 30, 2010	December 31, 2009
Legal and professional services	$61,425	$184,497
Professional translator services	423,720	418,243
Accrued lease obligations	305,279	-
Other	33,089	144,931
Total	$823,513	$747,671

8.	Non-controlling Interest –

Summary of activity in non-controlling interest:
	June 30, 2010	December 31, 2009
Equity of non-controlling interest in subsidiary:
Non-controlling interest in subsidiary, beginning balance	$(3,075)	$-
Purchase of 94% of Sajan India Software Private, Ltd. on June 1, 2009	-	986
Net loss attributable to non-controlling interest in subsidiary	(7,269)	(4,061))
Non-controlling interest in subsidiary, ending balance	$(10,344)	$(3,075))

9.	Options and Warrants –

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

As a result of the Merger, Sajan adopted the Plan and converted the options outstanding in their 2001 Stock Option Plan for 1.225 options of MathStar common stock.  Options to purchase Sajan common stock issued under Sajan’s 2001 Stock Option Plan and certain non-plan options and warrants were converted into options and warrants to purchase MathStar common stock and will remain outstanding as options and warrants to purchase shares of MathStar common stock (see Note 2).  On June 10, 2010, the stockholders of Sajan approved an amendment to increase the number of shares reserved for issuance by 1.0 million shares.  The total number of shares reserved under the Plan as of June 30, 2010 is 2,200,000.

On June 30, 2010, 1,110,062 options in the Plan were outstanding with a weighted average exercise price of $2.14.

10.	Income Taxes –

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, stock options and warrants, prepaid expenses, unrealized loss on securities, capitalized software costs, cash  to accrual  conversion, and accrued liabilities.  Our current deferred tax asset as of June 30, 2010 and December 31, 2009, was approximately $680,000 and $660,000, respectively.   Our current deferred tax liability as of June 30, 2010 and December 31, 2009 was $564,000 and $605,000, respectively.

The cumulative net operating loss available to offset future income was $31.6 million as of June 30, 2010.  The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2029.  (Available research and development credit carryforwards at June 30, 2010, represent federal and state amounts of $3.2 million with expiration dates in calendar years 2020 through 2028). Future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generations of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   As such, the Company has recorded a valuation allowance to offset a portion of its deferred taxes.  The valuation allowance was $16,627,000 and $0 as of June 30, 2010 and December 31, 2009, respectively.

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

On May 13, 2010, the Company tendered a check to the plaintiffs in the amount of $366,942 in payment of the fair value of the shares of Sajan tendered by the plaintiff in connection with the exercise of dissenters’ rights related to the Company’s merger effected in February 2010.  On June 8, 2010, the Company received a letter which asserted that the fair value was $495,372.  The Company is required to take action with respect to this supplemental claim by August 6, 2010.  The Company may dispute the amount claimed by the plaintiff or pay the plaintiff the amount they desire or a different amount.   The action to dispute this amount may include filing a petition requesting the court to determine the fair value of the shares.  On August 3, 2010, the parties agreed to suspend the August 6, 2010 deadline to take action indefinitely and have agreed to mediate this claim on September 9, 2010, where the issues related to the fair value of the shares will be discussed.

We believe the claims are without merit and intend to vigorously defend this lawsuit.  A complete summary of the litigation is included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10 - Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“   Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10 - Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms as they relate to Sajan , Inc. (the “Company” or “Sajan”)  its subsidiaries or its management identify forward-looking statements.   Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of Annual Report on Form 10 -K entitled “Risk Factors” filed with the SEC on March 31, 2010) relating to the Company ’s industry, its operations and results of operations, and any businesses that may be acquired by it.   These factors include:

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

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10 -K filed with the SEC on March 31, 2010 .

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Sajan does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and the related notes and the pro forma financial information included in our Annual Report Form on 10-K filed with the SEC on March 31, 2010.

Recent Events

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

In connection with the Preservation Plan, our Board of Directors authorized a series of 25 shares of Preferred Stock designated as Series A Preferred Stock, with a par value of $0.001 per share.  The Series A Preferred Stock issuable upon the exercise of the rights under the Plan would be non-redeemable and rank junior to all other series of our preferred stock.  Each whole share of Series A Preferred Stock would be entitled to dividends, upon declaration by the Board of Directors, and entitled to receive a preferential liquidation of $1 per whole share.

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

General Overview

Sajan provides  on-demand language translation solutions to customers selling products into global markets. These customers use our solutions to translate product manuals, instructions, warnings, and other product information into numerous languages. We combine our internally developed proprietary technology and high quality translation services to provide language translation solutions that are fast, reliable, and user-friendly. By utilizing an integrated technology and a service-based approach to language translation, we offer comprehensive solutions that allow customers to rely upon a single provider to meet all of their language translation needs. Our hosted technology system delivers a secure online solution that can be offered on a modular basis, which makes it attractive in both small business settings and in large enterprise environments.

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

In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software Ltd, the producer of Sajan’s technology tools. Sajan India Software Private Limited (“Sajan – India”), based in Delhi, India, houses one of our development center at which we conduct substantially all of our software development activities. Sajan-India is a majority-owned subsidiary of Sajan Software.

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

Management believes the following critical accounting policies involve significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

The Company derives revenues from language translation services, software licenses, subscription hosting services, professional services, maintenance fees or a combination thereof.  The Company has three primary services models, each of which is described below.

Technology Enabled Service Model

In our Technology Enabled Service Model, the Company provides all of the customer’s language translation requirements.  Services within the Technology Enabled Service Model include:  translation services, account management, graphic design services, technical, consulting and professional services as requested by our clients on a per hour rate basis.

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

Managed Service Model

The Managed Service Model has five elements: language translation services, software license fees, post-contract customer support, transaction fees, and professional services.  We recognize revenue as earned through transaction fees delivered through the Application Service Provider (ASP) and associated fees for professional services including, implementation, training, and project management provided to customers with installed systems.

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

On June 30, 2010, we have an accumulated NOL carryforward of approximately $31.6 million, which includes approximately $29.1 million as a result of the Merger.  The NOL carryforward may be used to offset future income tax liabilities, subject to limitations as provided in Section 382 of the Code, as amended, and will continue to be available provided there is no change of control, as defined in Section 382 of the Code. Based upon the provisions of Section 382 of the Code, an amount of up to 4.14% of the available NOL is available on an annual basis. The Company is allowed to issue shares in each year subsequent to the effective date of the Merger in an amount not to exceed 10% of the share count at the beginning of such year without violating the Section 382 of the Code change of control limitations, even if such issuance were to constitute a change of control as defined in Section 382 of the Code.

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

Prior to the Merger, we calculated expected volatility for stock options and awards using an industry index and comparable companies, as we were recently a privately owned company and did not have sufficient information to utilize a historical volatility. We consider specific companies with comparable operations along with the Dow Jones software and computer services small cap technology index to be representative of our size and industry and have used the historical closing total return values of that index for the three years prior to the date of grant to estimate volatility. Management expects and estimates that substantially all employee stock options will vest, and therefore the forfeiture rate used was zero.

The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

Source of Revenues

We generate revenues by providing language translation services to customers for which we are paid based upon the number of words translated and by the languages involved. The price charged per word per language varies depending upon the language, the availability of translator resources and the extent to which our proprietary TMate search algorithm has been applied to reuse prior translation work. We break out for financial reporting purposes revenues for which we incurred direct cost of revenues with linguists versus revenues where the translation is machine-based from Translation Memory. In late 2010, we expect that we will begin generating revenue on a product only basis, for which we will also receive revenue on a per word basis similar to our services business model based upon the number of words processed through our GCMS software platform by our product customers.

Cost of Revenue

Cost of revenue is highly variable based upon the volume of translation services revenue. We work with freelance linguists who complete the actual language translation, and they are paid on a per word basis. The fixed component of cost of revenue is comprised of the global operations staff located principally in our River Falls, Wisconsin location and also in our Dublin, Ireland location, who are responsible for project and process management, quality control, operational integration, vendor management and production operations. Over the long term, we expect cost of revenue will grow in absolute dollars, as we expect to continue to grow our revenue, but decrease as a percentage of revenue due to economies of scale, more efficient sourcing and operational efficiencies from ongoing utilization of our GCMS platform.

Sales and Marketing Expenses

Sales and marketing expense consists primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, sales commissions and partner referral fees. Advertising costs consist of pay-per-click payments to search engines and print advertisements in trade journals. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. As we move into full commercial launch of our product solution throughout 2010, we expect advertising and marketing expense to increase proportionally faster than product sales during the year, but to decrease slightly as a percentage of total sales.

Research and Development Expenses

Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts more recently on the industrialization of the GCMS platform and its component modules for general release and independent use by the various participants involved in the content globalization process and for the ability to host GCMS utilizing cloud computing methodologies. Functional development has continued in parallel on improving ease of use, functionality, scalability and efficiency of Translation Memory processing.

We capitalize development costs and amortize such costs over 36 months, with such amortization reflected in general and administrative costs, as noted below. The research and development organization is located principally at Sajan-India and at Sajan Software. We expect that on an annual basis, research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but decrease as a percentage of revenues as we expect to continue to grow our revenues at a faster rate.

General and Administrative Expenses

General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, certain taxes and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business and incur costs related to operating as a public company. We expect that our general and administrative expenses will increase in absolute dollars and on a percentage basis throughout 2010 reflecting the cost of being public and subsequently increase in absolute dollars but, decrease on a percentage basis as sales increase.

Depreciation and Amortization

Depreciation and amortization consist of the expense related to property and equipment, capitalized software development costs and software license costs that are being depreciated over the estimated useful lives of the assets using the straight-line method.

Foreign Currency Translation

The functional currency for payment of accounts receivable for certain of the Company’s foreign customers is the local currency of the country in which the customer’s operations are based. Realized foreign currency translations gains or losses arising from exchange rate fluctuations on balances denominated in foreign currencies and unrealized foreign currency transaction gains or losses relating to accounts receivable balances were not material for the three or six months ended June 30, 2010 and 2009.  Foreign assets and liabilities are translated using the year end exchange rates. Results of operations are translated using average rates throughout the year. Translation gains and losses are accumulated as a separate component of equity.

Results of Operations - Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

For the three-month period ended June 30, 2010, net loss attributable to stockholders was $.54 million compared to net loss of $.36 million for the three months ended June 30, 2009. Operating results for the quarter reflect increased revenues and cost of revenues from additional translation services which resulted in an increase in gross margin of $.7 million.  This was offset by an increase in operating expenses related to nonrecurring legal, accounting and tax costs related to the Merger; increased sales and marketing costs related to higher commissions and costs related to our Ireland office as well as additional investment in research and development.

Net loss related to our non-controlling interest in our Sajan – India subsidiary was approximately $5,000 for the three months ended June 30, 2010 compared to $2,000 for the three months ended June 30, 2009.  Our investment in Sajan – India occurred in June 2009.  Net loss related to our non-controlling interest in our affiliate was $0 for the three months ended June 30, 2010 and approximately $8,000 is related to River Valley’s operations through the date of the Merger.  The Merger is a reconsideration event between Sajan and River Valley, thus financial results for River Valley were deconsolidated on the date of the Merger and will not be presented in future periods.

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax benefit are discussed below.

	Three Months Ended
Item	6/30/2010	6/30/2009	% Change (Year Over Year)
Revenues	$4,202,320	$2,708,931	55.1%
Cost of Revenues	2,289,126	1,503,764	52.2%
Operating Expenses:
Sales and Marketing	921,544	883,287	4.3%
Research and Development	392,606	162,034	142.3%
General and Administrative	927,895	341,218	171.9%
Depreciation and amortization	220,696	239,646	(7.9)%
Other Income (Expense):
Interest expense	(22,428)	(51,497)	(56.5)%
Interest and other income	25,518	19,954	27.9%
Other expense	(1,291)	(5,202)	(75.2)%
Income tax benefit	-	100,707	(100.0)%
Net loss before non-controlling interest	(547,748)	(357,056)	53.4%
Less non-controlling interest in subsidiary	4,623	2,131	116.9%
Less non-controlling interest in affiliate	-	(7,760)	(100.0)%
Net loss attributable to Sajan, Inc. and subsidiaries	$(543,125)	$(362,685)	49.8%

Revenues

Revenues totaled $4.2 million for the three months ended June 30, 2010 compared to $2.7 million for the three months ended June 30, 2009. This $1.5 million or 55.1% increase resulted from an increase in the number of customers, the growth of business with existing customers, and the introduction of new products and services.

The following table summarizes our revenues for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
			(percentage of revenues)
Translation and consulting income	$3,818,209	$2,469,790	90.86%	91.17%
Technology income	327,295	215,099	7.79%	7.94%
Product income	52,301	7,256	1.24%	0.27%
Other income	4,515	16,786	0.11%	0.62%
Total	$4,202,320	$2,708,931	100.00%	100.00%

Cost of Revenues

Cost of revenues increased $.79 million, or 52.2% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.   As a percentage of revenue, cost of revenues was 54.5% for the three months ended June 30, 2010 compared to 55.5% for the same interim period in 2009. The increase in dollar terms resulted from additional costs to process the additional words translated, as well as additional costs associated with an increase in the operations staff in River Falls in support of anticipated growth. The cost of revenues as a percentage of revenue improved slightly over the prior year as increased economies of scale associated with a larger revenue base offset costs associated with the initiation of a contract for a major customer that was purposefully bid with sub-standard margins to break into the account and position us for future opportunities. Cost of revenue excludes depreciation and amortization of $.22 million and $.24 million for the three months ended June 30, 2010 and June 30, 2009, respectively, which are included in operating expenses.

Operating Expenses

Total operating costs for the three months ended June 30, 2010 were $2.46 million compared to $1.63 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, the major components of these costs were sales and marketing, research and development and general and administrative expenses. A discussion of the various components of our operating costs for the three months ended June 30, 2010 and 2009 appears below:

Sales and Marketing. Sales and marketing expense of approximately $.922 million for the three months ended June 30, 2010 increased 4% from sales and marketing expense of approximately $.883 million for the three months ended June 30, 2009. The increase in our expenses between the interim periods is the result of an increase in commission expense in the quarter due to a higher level of revenue, offset by a reduction in salaries and wages and lower stock based compensation expense.   As a percentage of revenue, sales and marketing expense was approximately 22% for the three months ended June 30, 2010, a decrease from approximately 32.6% for the same interim period in 2009, reflecting the economies of scale that result from an increase in revenues and management’s intentional restraint on discretionary marketing spending.

Research and Development.  Research and development expense of approximately $.39 million grew $.23 million or 142.3% for the three months ended June 30, 2010 over research and development expense of $.16 million for the three months ended June 30, 2009.  The increase for the three months ended June 30, 2010 is comprised of additional investments in our Sajan – India subsidiary, increased salaries and benefits expense from addition of staff in Europe, and approximately $.18 million of additional development expenses related to our enterprise technology product, Global Communication Management System (“GCMS”).  As a percentage of revenue, research and development expense increased to 9.34% for the three months ended June 30, 2010 compared to 5.98% for the three months ended June 30, 2009.

General and Administrative.  General and administrative expense was $.93 million and $.34 million for the three months ended June 30, 2010 and 2009, respectively, an increase of approximately $.59 million, or 171.9%.  As a percentage of revenue, general and administrative expense was 22.1% for the three months ended June 30, 2010 as compared with 12.6% for the three months ended June 30, 2009.  This increase principally reflects legal and accounting fees associated with the preparation and filing of periodic reports with the SEC under the Securities Exchange Act and costs associated with the salary and benefits of certain executives that were reclassified from sales and marketing in prior years.   As we seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our general and administrative expenses will remain at these levels during the remainder of fiscal 2010.

Depreciation and Amortization.  Depreciation and amortization expense was $.22 million and $.24 million for the three months ended June 30, 2010 and 2009, respectively, a decrease of $19,000.  As a percentage of revenue, depreciation and amortization expense was 5.3% for the three months ended June 30, 2010 as compared to 8.8% for the three months ended June 30, 2009.

Other Income (Expense).   Interest expenses for three months ended June 30, 2010 of approximately $22,000 decrease from $52,000 for the three months ended June 30, 2009 as a result of the elimination of the mortgage interest expense that related to the buildings owned by River Valley Business Center, LLC and leased by Sajan.  The interest expense was discontinued as a result of the deconsolidation on February 23, 2010.  Interest and other income for the three months ended June 30, 2010 was approximately $25,000 compared to $20,000 for the three months ended June 30, 2009.  The increase in interest income is a result of increased cash and cash equivalents.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2010 was zero compared to income tax benefit of $.10 million for the three months ended June 30, 2009.

Results of Operations - Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

For the six-months ended June 30, 2010, net loss attributable to stockholders was $2.04 million compared to net loss of $.56 million for the six months ended June 30, 2009. Operating results for the quarter reflect increased revenues and cost of revenues from additional translation services which resulted in an increase in gross margin of $.75 million.  This was offset by an increase in operating expenses related to  nonrecurring legal, accounting, tax and investment banking fees related to the Merger, increased stock compensation expenses, increased insurance expenses, increased sales and marketing costs related to our Ireland office as well as additional investment in research and development.

Net loss related to our non-controlling interest in our Sajan – India subsidiary was approximately $7,000 for the six months ended June 30, 2010 compared to $2,000 for the six months ended June 30, 2009.  Our investment in Sajan – India occurred in June 2009.  Net loss related to our non-controlling interest in our affiliate of approximately $5,000 is related to River Valley’s operations through the date of the Merger.  The Merger is a reconsideration event between Sajan and River Valley, thus financial results for River Valley were deconsolidated on the date of the Merger and will not be presented in future periods.

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax benefit are discussed below.

	Six Months Ended
Item	6/30/2010	6/30/2009	% Change (Year Over Year)
Revenues	$7,342,522	$5,726,971	28.2%
Cost of Revenues	4,050,629	3,186,157	27.1%
Operating Expenses:
Sales and Marketing	1,732,488	1,701,071	1.9%
Research and Development	961,192	336,427	185.7%
General and Administrative	2,177,584	754,234	188.7%
Depreciation and amortization	465,739	423,833	9.9%
Other Income (Expense):
Interest expense	(68,416)	(103,075)	(33.6)%
Interest and other income	27,556	20,140	36.8%
Other expense	(17,379)	(10,018)	73.5%
Income tax benefit	(62,311)	(168,894)	(63.1)%
Net loss before non-controlling interest	(2,041,038)	(598,810)	240.9%
Less non-controlling interest in subsidiary	7,269	2,131	241.1%
Less non-controlling interest in affiliate	(4,565)	30,474	(115.0)%
Net loss attributable to Sajan, Inc. and subsidiaries	$(2,038,334)	$(566,205)	260.0%

Revenues

Revenues totaled $7.4 million for the six months ended June 30, 2010 compared to $5.7 million for the six months ended June 30, 2009. This $1.6 million or 28.5% increase resulted from an increase in the number of customers, the growth of business with existing customers, and the introduction of new products and services.

The following table summarizes our revenues for the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
			(percentage of revenues)
Translation and consulting income	$6,623,583	$5,238,924	90.21%	91.48%
Technology income	629,001	438,659	8.57%	7.65%
Product income	69,967	15,816	0.95%	0.28%
Other income	19,971	33,572	0.27%	0.59%
Total	$7,342,522	$5,726,971	100.00%	100.00%

Cost of Revenues

Cost of revenues increased $.86 million, or 27% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.   As a percentage of revenue, cost of revenues was 55.2% for the six months ended June 30, 2010 compared to 55.6% for the same interim period in 2009. Cost of revenue excludes depreciation and amortization of $.46 million and $.42 million for the six months ended June 30, 2010 and June 30, 2009, respectively, which are included in operating expenses.

Operating Expenses

Total operating costs for the six months ended June 30, 2010 were $5.34 million compared to $3.22 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, the major components of these costs were sales and marketing, research and development and general and administrative expenses. A discussion of the various components of our operating costs for the six months ended June 30, 2010 and 2009 appears below:

Sales and Marketing. Sales and marketing expense of approximately $1.73 million for the six months ended June 30, 2010 increased $.031 million, or 2%, over sales and marketing expense of approximately $1.70 million for the six months ended June 30, 2009. The slight increase  in our expenses between the interim periods primarily relates to an  increase in sales commissions related to the higher revenue levels in 2010, offset in part by a decrease in salaries and wages for the six month period.  As a percentage of revenue, sales and marketing expense was approximately 23.6% for the six months ended June 30, 2010 as compare to approximately 29.7% for the same interim period in 2009,  reflecting the economies of scale that result from an increase in revenues and management’s intentional restraint on discretionary marketing spending.

Research and Development.  Research and development expense of approximately $.96 million grew $.62 million or 186% for the six months ended June 30, 2010 over research and development expense of $.34 million for the six months ended June 30, 2009.  The increase for the six months ended June 30, 2010 is comprised of additional investments in our Sajan – India subsidiary, increased salaries and benefits expense from addition of staff in Europe, approximately $.18 million of additional development expenses related to our enterprise technology product, Global Communication Management System (“GCMS”) and an increase in stock compensation expense for the six months ended June 30, 2010.   As a percentage of revenue, research and development expense increased to 13.1% for the six months ended June 30, 2010 compared to 5.9% for the six months ended June 30, 2009.

General and Administrative.  General and administrative expense was $2.18 million and $.75 million, an increase of approximately $1.42 million, or 188.7%, for the six months ended June 30, 2010 and 2009, respectively.  As a percentage of revenue, general and administrative expense was 29.7% for the six months ended June 30, 2010, compared to 13.2% for the six months ended June 30, 2009.  This increase principally reflects non-recurring legal and accounting fees associated with the preparation and filing of periodic reports with the SEC under the Securities Exchange Act, professional services related to an analysis of our net operating loss carryforward, and three years of financial audits required as part of the Merger, an increase in stock compensation expense and incremental insurance costs.  As we seek to comply with the various legal, accounting and governance rules and regulations applicable to public reporting companies, we anticipate our general and administrative expenses will remain at approximately these levels for the remainder of fiscal 2010.

Depreciation and Amortization.  Depreciation and amortization expense was $.46 million and $.42 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $42,000.  This increase is primarily the result of higher amortization of capitalized software costs in 2010.  As a percentage of revenue, depreciation and amortization expense was 6.3% for the three months ended June 30, 2010 as compared to 7.4% for the three months ended June 30, 2009.

Other Income (Expense).   Interest expenses for six months ended June 30, 2010 and 2009 of approximately $68,000 and $103,000 were related to the mortgage on the buildings owned by River Valley Business Center, LLC and leased by Sajan.  The decrease is the result of the deconsolidation of this entity on February 23, 2010.  Interest and other income for the six months ended June 30, 2010 was approximately $28,000 compared to $20,000 for the six months ended June 30, 2009.  The increase in interest income is a result of increased cash and cash equivalents.  Other expenses for the six months ended June 30, 2010 were approximately $17,000 compared to $10,000 for the six months ended June 30, 2009.  The increase in other expenses was related to fluctuations in foreign currency.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2010 was $.06 million compared to income tax benefit of $.17 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2010	2009
Cash flows provided (used) by :
Operating activities	$(1,423,158)	$709,650
Investing activities	4,858,448	(747,534)
Financing activities	(960,640)	63,130
Net increase in cash	2,474,650	25,246
Effect of exchange rate changes in cash	(72)	-
Cash, beginning of period	120,493	381,501
Cash, end of period	$2,595,071	$406,747

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 was $1.42 million and was used to fund our operations and expand our operations internationally.  Net cash provided by operating activities for the six months ended June 30, 2009 was a result of a significantly lower net loss, a decrease in accounts receivable and an increase in accrued liabilities, offset by a reduction in deferred revenues.

Net Cash (Used in) Provided by Investing Activities

Net cash of $4.9 million provided by investing activities for the six months ended June 30, 2010 primarily related to cash acquired in the Merger transaction.  Net cash of $.75 million used in investing activities for the six months ended June 30, 2009 related to purchases of property and equipment, acquisition of specialized software and capitalization of software development costs.

Net Cash Used in Financing Activities

Net cash of $.96 million used in financing activities for the six months ended June 30, 2010 primarily related to payments for merger-related costs and short-term debt.  Net cash of $63,000 provided by financing activities for the six months ended June 30, 2009 related to amounts advanced on short -term debt facilities.

Sources of Capital

For the six months ended June 30, 2010, our principal source of liquidity was funds generated from operations and cash received as part of the Merger.

Uses of Capital

Sajan’s primary uses of capital resources for the six months ended June 30, 2010 have been to fund operating activities, expand business operations internationally, and make nonrecurring payments for professional fees related to the Merger.  The capital obtained by way of the Merger will be used to grow and support the business in a variety of different ways, including increased investments in research and development.  This will help extend our differentiation and provide greater value to our global clients.  We have a product roadmap influenced heavily by voice of market and will seek to accelerate key feature releases.  We also intend to use this capital for purchasing strategic companies which add ongoing benefit to the Company’s operations and clients.  This may include both language translation service companies and technology companies.  Finally, we will invest in more aggressive sales and marketing initiatives to assist in overall business growth.

We anticipate that we will generate positive cash flow from operations in the second half of 2010, but we may require investment capital to fund monthly cash flow requirements, investments in our organizational infrastructure for the launch of our business products and, potentially, for acquisitions.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On June 30, 2010, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)), and concluded that our disclosure controls and procedures were not effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to them by others within the Company.  This conclusion was based primarily on the facts identified in our Annual Report on Form 10-K for fiscal year ended December 31, 2009, filed with the SEC on March 31, 2010.

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

Despite the progress we believe we have made, we were unable to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009 were effectively remediated as of June 30, 2010, due to the fact that (i) less than the entire remediation plan has been implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been altered or newly created as part of the remediation plan (as summarized above).  For further information, please see our Annual Report on Form 10-K for fiscal year ended December 31, 2009.

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

On February 11, 2010, Mary Jo Natzel, a stockholder of Sajan, Inc., initiated a lawsuit against Shannon Zimmerman and Angel Zimmerman (the “Zimmermans”) and Sajan, Inc. in the Minnesota District Court, Hennepin County, Fourth Judicial District. Ms. Natzel seeks declaratory, injunctive and monetary relief in an amount in excess of $50,000 against Sajan, Inc. and the Zimmermans in connection with the alleged underpayment to Ms. Natzel of distributions made by Sajan, Inc. while it was a corporation taxed under Subchapter S of the Internal Revenue Code and representations by the Zimmermans with respect to the amount of money invested in Sajan, Inc.  On May 13, 2010, the Company tendered a check to the plaintiffs in the amount of $366,942 in payment of the fair value of the shares of Sajan tendered by the plaintiff in connection with the exercise of dissenters’ rights related to the Company’s merger effected in February 2010.  On June 8, 2010, the Company received a letter which asserted that the fair value was $495,372.  The Company is required to take action with respect to this supplemental claim by August 6, 2010.  The Company may dispute the amount claimed by the plaintiff or pay the plaintiff the amount they desire or a different amount.   The action to dispute this amount may include filing a petition requesting the court to determine the fair value of the shares. On August 3, 2010, the parties agreed to suspend the August 6, 2010 deadline to take action indefinitely and have agreed to mediate this claim on September 9, 2010, where the issues related to the fair value of the shares will be discussed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Removed and Reserved.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2010).

3.1
Certificate of Incorporation of MathStar, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

3.2
Certificate of Amendment of the Certificate of Incorporation of MathStar, Inc. filed with the Delaware Secretary of State on May 23, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2008).

3.3
Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of the State of Delaware on February 25, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 25, 2010 filed with the SEC).

3.4
Certificate of Ownership and Merger merging Sajan, Inc. into MathStar, Inc. filed with the SEC on March 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010).

3.5
Certificate of Amendment to Amended Certificate of Incorporation of Sajan, Inc. filed with the Secretary of State of the State of Delaware on June 15, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-A12G/A filed with the SEC on June 23, 2010).

3.6	Bylaws of MathStar, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of Sajan, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on June 23, 2010).

4.2
Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between MathStar, Inc. and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 25, 2010 filed with the SEC).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) ( filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) ( filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2010	Sajan, Inc.
(Registrant)

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

	By:	/s/ Timothy Clayton
Timothy Clayton
Chief Financial Officer