Form 10-Q
period 2010-09-30
SAJAN INC
filed 2010-11-12
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

As of  November 12, 2010, the registrant had 16,009,331 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC) (1)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$2,170,171	$120,493
Restricted cash	1,000,000	-
Accounts receivable, net of allowance of $15,000 and $10,000	2,910,495	2,871,005
Deferred tax asset, net of allowance	680,336	660,170
Unbilled services	497,430	256,697
Prepaid expenses and other current assets	168,343	38,534
Total current assets	7,426,775	3,946,899

Property and equipment, net	750,534	3,349,556

Other assets:
Intangible assets, net	218,807	336,983
Capitalized software development costs, net	574,443	877,117
Other assets, net	27,797	24,294
Total other assets	821,047	1,238,394

Total assets	$8,998,356	$8,534,849

Liabilities and Stockholders’ Equity

Current liabilities:
Checks issued in excess of bank balance	$-	$113,048
Current portion of capital lease obligations	1,715	10,514
Current portion of long-term debt	-	105,159
Note payable – related party	1,000,000	292,973
Note payable – indemnification escrow	1,000,000	-
Line of credit	-	1,000,000
Accounts payable	1,459,276	901,213
Accrued interest – related party	48,000	23,415
Accrued compensation and benefits	728,190	505,084
Other accrued liabilities	832,919	747,671
Deferred revenue	258,307	336,458
Total current liabilities	5,328,407	4,035,535

Long-term liabilities:
Long-term debt, net of current portion	-	2,412,194
Tax liability – uncertain tax position	19,687	19,687
Deferred tax liability – long-term	563,845	605,497
Total long-term liabilities	583,532	3,037,378
Total liabilities	5,911,939	7,072,913

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized, 16,009,331 issued and outstanding at September 30, 2010 and 18,000,000 shares authorized and 5,686,250 issued and outstanding at December 31, 2009	160,093	56,863
Additional paid-in capital	6,271,315	1,919,161
Accumulated deficit	(3,315,665)	(709,393)
Accumulated other comprehensive loss:
Foreign currency adjustment	(29,326)	(22,896)
Stockholders’ equity	3,086,417	1,243,735

Non-controlling interest in equity affiliate
(River Valley Business Center, LLC) and subsidiary	-	218,201
Total equity	3,086,417	1,461,936
Total liabilities and stockholders’ equity	$8,998,356	$8,534,849

See notes to condensed consolidated financial statements.

(1)	MathStar and Sajan consolidated as of February 24, 2010.
River Valley Business Center, LLC deconsolidated as of February 23, 2010.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC) (1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Translation and consulting income	$3,809,968	$2,790,848	$10,433,551	$8,029,772
Technology income	314,696	276,559	943,697	715,218
Product income	50,506	19,289	120,473	35,105
Other income	34,075	16,786	54,046	50,358
Total revenues	4,209,245	3,103,482	11,551,767	8,830,453

Cost of revenues
Cost of revenues (exclusive of depreciation and amortization included below)	2,563,706	1,613,422	6,614,335	4,799,579

Gross Profit	1,645,539	1,490,060	4,937,432	4,030,874

Operating expenses:
Sales and marketing	838,906	748,835	2,571,394	2,449,906
Research and development	327,184	175,179	1,288,376	511,606
General and administrative	816,533	600,312	2,994,117	1,354,546
Depreciation and amortization	217,009	252,145	682,748	675,978
Total operating expenses	2,199,632	1,776,471	7,536,635	4,992,036

Loss from operations	(554,093)	(286,411)	(2,599,203)	(961,162)

Other income (expense):
Interest expense	(21,843)	(52,563)	(90,259)	(155,638)
Interest and other income	8,866	-	36,422	20,140
Other expense	(883)	(23,132)	(18,262)	(33,150)
Total other income (expense)	(13,860)	(75,695)	(72,099)	(168,648)

Net loss before income taxes and non-controlling interests in subsidiary and affiliate	(567,953)	(362,106)	(2,671,302)	(1,129,810)

Income tax benefit	-	(79,663)	(62,311)	(248,557)

Net loss before non-controlling interest	(567,953)	(282,443)	(2,608,991)	(881,253)
Less Non-controlling interest in subsidiary	-	(7,869)	7,284	(5,738)
Less Non-controlling interest in affiliate (River Valley Business Center)	-	(8,722)	(4,565)	21,752
Net loss attributable to Sajan, Inc. and subsidiaries	$(567,953)	$(299,034)	$(2,606,272)	$(865,239)
Loss per common share – Basic and diluted	$(0.04)	$(0.05)	$(0.18)	$(0.15)
Weighted average shares outstanding – Basic and diluted	16,009,331	5,686,250	14,658,770	5,686,250

See notes to condensed consolidated financial statements.

(1)	MathStar and Sajan consolidated as of February 24, 2010.
River Valley Business Center, LLC deconsolidated as of February 23, 2010.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC) (1)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(2,608,991)	$(881,253)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of capitalized software costs	383,346	382,600
Amortization of license costs and debt issuance costs	120,227	91,009
Depreciation	179,037	202,606
Stock-based compensation expense	516,915	96,000
Deferred taxes	(61,818)	(209,512)
Change in allowance for doubtful accounts	5,000	-
Decrease (increase) in current assets:
Accounts receivable	(150,862)	1,013,154
Change in unbilled services	(240,733)	(107,721)
Prepaid expenses and other current assets	(119,499)	17,879
Increase (decrease) in current liabilities:
Accounts payable	587,297	(22,495)
Accrued interest – related party	48,031	985
Accrued compensation and benefits	223,106	3,778
Other accrued liabilities	(556,013)	182,231
Deferred revenue	(78,151)	72,875
Net cash flows provided by (used in) operating activities	(1,753,108)	842,136

Cash flows from investing activities:
Purchases of property and equipment	(136,680)	(174,176)
Purchases of intangible assets	(2,051)	(354,586)
Capitalized software development costs	(82,517)	(316,956)
Cash acquired in merger transaction	5,472,000	-
Payment for security deposit	(15,406)	-
Payment to dissenter	(366,943)	-
Deconsolidation of affiliate	(98,730)	-
Net cash flows provided by (used in) investing activities	4,769,673	(845,718)

Cash flows from financing activities:
Checks issued in excess of cash	(113,048)	-
Net proceeds on line of credit	-	150,000
Payments on note payable – related party	(285,645)	(12,710)
Payments on merger costs	(540,254)	-
Payments on capital lease obligation	(8,799)	(38,229)
Payments on mortgage long-term liability	(14,571)	(64,082)
Net cash flows provided by (used in) financing activities	(962,317)	34,979

Net increase in cash and cash equivalents	2,054,248	31,397

Effect of exchange rate changes in cash	(4,570)	-

Cash and cash equivalents – beginning of period	120,493	381,501

Cash and cash equivalents – end of period	$2,170,171	$412,898

Cash paid for interest, net of amortization of loan fees	$69,409	$155,638
Non-cash investing and financing transactions:
Note payable – related party acquired in merger	$1,000,000	$-
Short-term note payable – indemnification escrow and restricted cash acquired in merger	$1,000,000	$-
Reduction in line of credit via merger transaction	$1,000,000	$-
Dissenter accrual acquired in merger transaction	$364,000	$-

See notes to condensed consolidated financial statements.

(1)	MathStar and Sajan consolidated as of February 24, 2010.
River Valley Business Center, LLC deconsolidated as of February 23, 2010.

Sajan, Inc., Subsidiaries and Affiliate (River Valley Business Center, LLC)

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Summary of Significant Accounting Policies –

Nature of Business / Basis of Presentation

Sajan, Inc. (the “Company” or “Sajan”) provides language translation and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets.  The Company is located in River Falls, Wisconsin. In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software, the producer of Sajan’s technology tools. Sajan India Software Private Limited (“Sajan India”), based in Delhi, India, houses our software development center.  In 2010 we also established a Global Language Service Center in Spain, Sajan Spain S.L A (“Sajan Spain”)., to serve the European market.  All of these operations are wholly-owned subsidiaries of Sajan.

Sajan, Inc. was originally organized as a Wisconsin corporation in March 1998, reorganized as a Minnesota corporation in October 2001, and reorganized as a Delaware corporation in February 2010 as part of the Merger (as such term is defined in Note 2 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Current Report on Form 8-K filed with the SEC on February 24, 2010.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sajan, Inc. and its wholly-owned subsidiaries, Sajan Software, Sajan India and Sajan Spain, from the effective date of their acquisition or formation. The non-controlling interest in subsidiary on the consolidated balance sheets and consolidated statements of operations represents the 6% of Sajan India that was held by third parties during 2009 and part of 2010. This non-controlling interest was reacquired during the third quarter of 2010.

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

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $15,000 at September 30, 2010 and $10,000 at December 31, 2009. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

Loss Per Common Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include unexercised stock options and warrants. Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. In calculating diluted weighted average shares and per share amounts, we included stock options and warrants (see Note 9) with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the treasury stock method. The Company calculated the number of additional shares by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year.  For both the three months and nine months ended September 30, 2010 and 2009, we excluded options to purchase 1,168,748 and 729,375 shares and warrants to purchase 628,008 and 102,875 shares from the diluted weighted average share outstanding calculation as the effect of these options is anti-dilutive. The effect of all options and warrants outstanding during the three and nine months ended September 30, 2010 and 2009 was anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Numerator:
Net loss attributable to Sajan, Inc. and Subsidiaries	$(567,953)	$(299,034)
Denominator:
Weighted average common shares outstanding - basic	16,009,331	5,686,250
Weighted average common shares outstanding – diluted	16,009,331	5,686,250
Loss per common share – basic & diluted	$(0.04)	$(0.05)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Numerator:
Net loss attributable to Sajan, Inc. and Subsidiaries	$(2,606,272)	$(865,239)
Denominator:
Weighted average common shares outstanding - basic	14,658,770	5,686,250
Weighted average common shares outstanding – diluted	14,658,770	5,686,250
Loss per common share – basic & diluted	$(0.18)	$(0.15)

Capitalized Software Development Costs

Sajan capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense for the three and nine months ended September 30, 2010 was $120,863 and $383,346, respectively, and for the three and nine months ended September 30, 2009 was $144,512 and $382,600, respectively.  Estimated amortization expense for capitalized software costs are expected to be approximately $112,000 for the remainder of 2010 and, $332,000, and $130,000 for the years ending December 31, 2011, and 2012, respectively.

Capitalized software development costs consist of the following as of September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010	December 31, 2009
Capitalized software development costs	$2,567,000	$2,483,356
Less accumulated amortization	(1,992,557)	(1,606,239)
Total capitalized software development costs, net	$574,443	$877,117

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three and nine months ended September 30, 2010, total stock-based compensation expense was approximately $60,000 ($0.00 per share) and $517,000 ($0.04, per share), respectively.  For the three and nine months ended September 30, 2009, total stock-based compensation expense was approximately $16,000 ($0.00 per share) and $96,000 ($0.02 per share), respectively.   As of September 30, 2010, there was approximately $565,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

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

In determining the compensation cost of the options granted, the fair value of each option grant in the quarter ended September 30, 2010 has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

Three Months Ended September 30,
2010
Risk-free interest rate	1.3%
Expected life of options granted	7 Yrs
Expected volatility range	62.8%
Expected dividend yield	-%

Using the Black-Scholes option pricing model, management has determined that the options issued have a weighted-average grant date fair value for the three months ended September 30, 2010 of $0.87 per share.  There were no stock option grants in the three month period ended September 30, 2009.

In determining the compensation cost of the options granted, the fair value of each option grant in the nine months ended September 30, 2010 and 2009, respectively, has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	1.3%	2.52%
Expected life of options granted	6.8 Yrs	7 Yrs
Expected volatility range	62.9%	24.07%
Expected dividend yield	-%	-%

Using the Black-Scholes option pricing model, management has determined that the options issued have a weighted-average grant date fair value for the nine months ended September 30, 2010 and 2009 of $0.87 and $1.06 per share, respectively.

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

Cost of Revenues

Cost of revenues consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. Cost of revenues excludes depreciation and amortization which is presented separately as a component of operating expenses.  Depreciation and amortization expense for the three and nine months ended September 30, 2010 was $217,009 and $682,748, respectively, and for the three and nine months ended September 30, 2009 was $252,145 and $675,978, respectively.

Foreign Currency Translation

The functional currency for payment of accounts receivable for certain of the Company’s foreign customers is the local currency of the country in which the customer’s operations are based. Realized foreign currency translations gains or losses arising from exchange rate fluctuations on balances denominated in foreign currencies and unrealized foreign currency transaction gains or losses relating to accounts receivable balances were not material for the three and nine months ended September 30, 2010 and 2009.  Foreign assets and liabilities are translated using the year end exchange rates. Results of operations are translated using average rates throughout the year. Translation gains and losses are accumulated as a separate component of equity.

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

River Valley is a limited liability company, and, in lieu of corporate income taxes, the members will separately account for their pro rata shares of River Valley’s income, losses, deductions and credits. Accordingly, no provision for River Valley for federal or Wisconsin income taxes was recorded for the three months ended September 30, 2010 and 2009.  As of the date of the Merger, River Valley was deconsolidated.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (605), Multiple Deliverable Arrangements, a consensus of the FASB Emerging Issues Task Force, which addresses the accounting for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 also changes the definitions of VSOE.  The effective date for ASU 2009-13 is September 30, 2010, although early adoption is permitted.  The Company adopted ASU 2009-13 on January 1, 2010.  There was not a material impact on the Company’s consolidated financial statements.

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

Pro Forma Financial Statements

Since the Merger was effective February 23, 2010, there is not a change in the March 31, 2010 balance sheet and not a material change in the income statement for the three and nine months ended September 30, 2010.  The unaudited pro forma information for the year ended December 31, 2009 does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions.  As of September 30, 2010, two customers accounted for 18.8% and 13.4% of the accounts receivable and as of December 31, 2009, one customer accounted for 37% of the accounts receivable.

4.	Segment Information and Major Customers –

The Company views its operations and manages its business as one reportable segment, providing language translation solutions to a variety of companies, primarily in its targeted vertical markets.  Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  The Company markets its products and services through its headquarters in the United States and its wholly-owned subsidiaries operating in Ireland, Spain and India.

Net sales per geographic region, based on the billing location of end customer, are summarized below.  For comparative purposes, we have omitted the rental income of approximately $0 and $16,800 for the three months ended September 30, 2010 and 2009, respectively and $10,200 and $50,400 for the nine months ended September 30, 2010 and 2009, respectively, derived from the River Valley affiliate for income through the effective date of the Merger and $5,300 in other revenue generated from our MathStar subsidiary, for which operations were ceased prior to the Merger.  (See Note 1)

	Three Months Ended September 30,
	2010		2009
	Sales	Percent	Sales	Percent
United States	$3,310,510	78.65%	$2,511,477	81.36%
International	898,735	21.35%	575,219	18.64%
Total Sales	$4,209,245	100%	$3,086,696	100%

	Nine months Ended September 30,
	2010		2009
	Sales	Percent	Sales	Percent
United States	$9,085,568	78.72%	$7,245,179	82.52%
International	2,455,999	21.28%	1,534,918	17.48%
Total Sales	$11,541,567	100%	$8,780,097	100%

The Company’s largest two customers accounted for 16.4% and 12.8% of net revenues for the three months ended September 30, 2010 and one customer accounted for 13.3% of net revenues for the three months ended September 30, 2009.   Two customers accounted for 11.7% and 10.2% of net revenues for the nine months ended September 30, 2010 and two customers accounted for 15.1% and 10.2% of net revenues for the nine months ended September 30, 2009.

No individual foreign country accounted for 10% of consolidated revenue in any period presented.

5.	Related Party Transactions –

Notes Payable

Notes payable and accrued interest to related parties was approximately $1,048,000 and $316,000 at September 30, 2010 and December 31, 2009, respectively, related to two notes payable to officers and stockholders of the Company, Shannon and Angela Zimmerman.  The majority of the note payable as of December 31, 2009 was paid as of the date of the Merger.  On February 23, 2010, the Company issued a Promissory Note to Shannon and Angela Zimmerman as part of the Merger consideration.  The Promissory Note documents the Company’s obligation to pay $1 million of the pro rata amount of the cash Merger consideration to the Zimmermans. The Promissory Note has a term of one year and provides for an interest rate of 8% per year to be accrued until payment of the Promissory Note.  Accrued interest was approximately $48,000 as of September 30, 2010.  Upon the occurrence of an “event of default,” as defined in the Promissory Note, and at any time thereafter, the unpaid principal balance, plus accrued interest, plus all other amounts due under the Promissory Note will, at the option of the Zimmermans, be immediately due and payable, without notice or demand. The obligations of the Company under the Promissory Note are unsecured.

Lease

Sajan leases its office space from River Valley under two non-cancelable operating leases. The first lease was entered into during 2005 and expires in January 2026. The second lease was entered into during 2008 and expires in January 2026. In February 2010, the lease terms were amended to expire on January 31, 2017 and reduce the monthly lease payments by $1,766 per month. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses. Related party rental income and expense for the office leases of approximately $0 and $84,700 has been eliminated from the consolidated financial statements for the three months ended September 30, 2010 and 2009, respectively, and $51,400 and $253,980 has been eliminated from the consolidated financial statements for the nine months ended September 30, 2010 and 2009, respectively.  Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company.

6.	Debt –

Line of Credit

The Company had $0 and $650,000 outstanding at September 30, 2010 and December 31, 2009, respectively, under a $1,000,000 bank line of credit. The line of credit due in December 2009 was extended to mature in March 2010.   The line of credit was paid in full and closed on February 23, 2010.

7.	Other Accrued Liabilities –

Other accrued liabilities of the following at:
	September 30, 2010	December 31, 2009
Legal and professional services	24,750	184,497
Professional translator services	476,483	418,243
Accrued lease obligations	288,173	-
Other	43,513	144,931
Total	$832,919	$747,671

8.	Non-controlling Interest –

In 2009 Sajan formed Sajan India, a software development subsidiary in Delhi, India.  To comply with local regulations, two individuals created the subsidiary and each held a 3% interest at time of formation.  During the third quarter of 2010, the Company acquired this 6% interest for $3,000 and the Indian operation is now a wholly owned subsidiary of Sajan.  All non-controlling interests have been eliminated as a result of the acquisition of the outstanding shares.  In view of the immaterial amount involved to reacquire the shares, no purchase accounting adjustments have been recorded.  The non-controlling interest at December 31, 2009 was $3,075.

9.	Options and Warrants –

Amended and Restated 2004 Long-Term Incentive Plan

In October 2004, MathStar adopted and in June 2005 its stockholders approved the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”). Under the Plan, 1,333,334 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company at exercise prices as determined by the Board of Directors on the dates of grants. With the approval of stockholders at the 2006 and 2007 annual meetings, 300,000 and 1,366,666 additional shares were reserved, respectively, under the Plan.  With the approval of stockholders at the 2008 annual meeting, 3,000,000 additional shares were reserved under the Plan and a one-for-five reverse stock split of its common stock was approved, which in effect, reduced the number of shares reserved under the Plan to 1,200,000.  On June 10, 2010, the stockholders of Sajan approved an amendment to increase the number of shares reserved for issuance by 1.0 million shares.  The total number of shares reserved under the Plan as of September 30, 2010 is 2,200,000.

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

On September 30, 2010, 1,168,748 options in the Plan were outstanding with a weighted average exercise price of $1.79 per share.

10.	Income Taxes –

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, stock options and warrants, prepaid expenses, unrealized loss on securities, capitalized software costs, cash  to accrual  conversion, and accrued liabilities.  Our current deferred tax asset as of September 30, 2010 and December 31, 2009, was approximately $680,000 and $660,000, respectively.   Our current deferred tax liability as of September 30, 2010 and December 31, 2009 was $564,000 and $605,000, respectively.

The cumulative net operating loss available to offset future income was $32.2 million as of September 30, 2010.  The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2029.  (Available research and development credit carryforwards at September 30, 2010, represent federal and state amounts of $3.2 million with expiration dates in calendar years 2020 through 2028). Future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized. Based upon the provisions of Section 382 of the Code, an amount of up to 4.14% of the available NOL is available on an annual basis.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generations of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   As such, the Company has recorded a valuation allowance to offset a portion of its deferred taxes.  The valuation allowance was $16.9 million and $0 as of September 30, 2010 and December 31, 2009, respectively.

On February 25, 2010, the Company entered into the Tax Benefit Preservation Plan and Rights Agreement (the “Preservation Plan”) with Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent. The Company’s Board of Directors adopted the Preservation Plan in an effort to protect against a possible limitation on the ability to use its net operating losses under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service.  Under the Preservation Plan, beginning March 12, 2010, for each share of the Company’s common stock held, the holder of the common stock has the right to purchase one one-millionth of a share of a new series of preferred stock of the Company.

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

On May 13, 2010, the Company tendered a check to the plaintiffs in the amount of $366,942 in payment of the fair value of the shares of Sajan tendered by the plaintiff in connection with the exercise of dissenters’ rights related to the Company’s merger effected in February 2010.  On June 8, 2010, the Company received a letter which asserted that the fair value was $495,372.  The Company disputes the value claimed by the plaintiff.  The Company was required to take action with respect to this supplemental claim by August 6, 2010.  On August 3, 2010, the parties agreed to suspend the August 6, 2010 deadline to take action indefinitely and agreed to mediate this claim on September 9, 2010, where the issues related to the fair value of the shares were discussed.  There was no agreement to settle as a result of the mediation process.  On November 1, 2010, the Company filed a petition requesting the court to determine the fair value of the shares.  The parties are proceeding with discovery.

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

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10 -K filed with the SEC on March 31, 2010 ..

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

As a result of the Merger, Sajan’s 5,573,742 shares of common stock were exchanged for 6,827,734 shares of MathStar common stock, or an exchange of 1 Sajan common share for 1.225 MathStar common shares. Options to purchase Sajan common stock issued under Sajan’s 2001 Stock Option Plan and certain non-plan options and warrants were converted into options and warrants to purchase MathStar common stock and will remain outstanding as options and warrants to purchase shares of MathStar common stock.  Immediately after the closing of the Merger, the former stockholders of Sajan, Inc. owned approximately 43% of the outstanding shares of MathStar common stock.  At the time of Merger, 112,500 shares, valued at $364,000 per management’s determination of fair value at the time of the Merger, were recorded for dissenter shares.  (See Note 11)

Pursuant to the Merger, Sajan merged with and into Garuda, with Garuda as the surviving entity. For accounting purposes, Sajan is treated as the continuing reporting entity that acquired MathStar because Sajan obtained effective control of MathStar as a result of the Merger. This determination was based on the following facts: Sajan stockholders have a large minority interest in the combined entity, the governing board consists of a majority of Sajan board members, and the composition of the senior management will be Sajan’s management team. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and, therefore, there is no recognition of goodwill or other intangible assets. Instead, the acquisition has been treated as the equivalent of Sajan issuing stock for the net monetary assets of MathStar, primarily cash, which are stated at their carrying value. Because of the Merger, the historical results in this and future Quarterly Reports on Form 10-Q and future Annual Reports on Form 10-K will represent those of Sajan.

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

In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software Ltd, the producer of Sajan’s technology tools. Sajan India Software Private Limited (“Sajan – India”), based in Delhi, India, houses one of our development center at which we conduct substantially all of our software development activities. Sajan-India is a wholly-owned subsidiary of Sajan.  In 2010, we also established a Global Language Service Center in Spain, Sajan Spain S.L., to serve the European market.  All of these operations are wholly-owned subsidiaries of Sajan.

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

On September 30, 2010, we have an accumulated NOL carryforward of approximately $32.2 million, which includes approximately $29.1 million as a result of the Merger.  The NOL carryforward may be used to offset future income tax liabilities, subject to limitations as provided in Section 382 of the Code, as amended, and will continue to be available provided there is no change of control, as defined in Section 382 of the Code. Based upon the provisions of Section 382 of the Code, an amount of up to 4.14% of the available NOL is available on an annual basis. The Company is allowed to issue shares in each year subsequent to the effective date of the Merger in an amount not to exceed 10% of the share count at the beginning of such year without violating the Section 382 of the Code change of control limitations, even if such issuance were to constitute a change of control as defined in Section 382 of the Code.

Software Development Costs

Sajan capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.  When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years.

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

 Cost of Revenue

Cost of revenue is highly variable based upon the volume of translation services revenue. We work with freelance linguists who complete the actual language translation, and they are paid on a per word basis. The fixed component of cost of revenue is comprised of the global operations staff located principally in our River Falls, Wisconsin location and also in our Dublin, Ireland location, who are responsible for project and process management, quality control, operational integration, vendor management and production operations. In the near term, our cost of revenues may be affected by a number of factors including the mix of customers, the mix of services and the extent of new customer implementations in a given quarter.  Over the long term, we expect cost of revenue will grow in absolute dollars, as we expect to continue to grow our revenue, but decrease as a percentage of revenue due to economies of scale, more efficient sourcing and operational efficiencies from ongoing utilization of our GCMS platform.

Sales and Marketing Expenses

Sales and marketing expense consists primarily of advertising and promotional costs, wages and benefits for sales and marketing personnel, sales commissions and partner referral fees. Advertising costs consist of pay-per-click payments to search engines and print advertisements in trade journals. Advertising costs are expensed as incurred. Promotional costs consist primarily of public relations, memberships and event costs. As we move to accelerate our sales activities both domestically and internationally, and launch sales and marketing initiatives for our product solutions, we expect sales, advertising and marketing expense to increase in dollar terms but to decrease slightly as a percentage of total sales.

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

We capitalize certain software development costs and amortize such costs over 36 months, with such amortization included in depreciation and amortization expense as noted below. The research and development organization is located principally at Sajan India and at Sajan Software. We expect that on an annual basis, research and development expenses will increase in absolute dollars as we continue to enhance and expand our product offerings, but decrease as a percentage of revenues as we expect to continue to grow our revenues at a faster rate.

General and Administrative Expenses

General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, certain taxes and other corporate expenses.  We expect that our general and administrative expenses will increase in absolute dollars but will decrease on a percentage of revenue basis as we move into 2011,  as the costs associated with being a public company stabilize.

Depreciation and Amortization

Depreciation and amortization consist of the expense related to property and equipment, capitalized software development costs and software license costs that are being depreciated or amortized over the estimated useful lives of the assets using the straight-line method.

Foreign Currency Translation

The functional currency for payment of accounts receivable for certain of the Company’s foreign customers is the local currency of the country in which the customer’s operations are based. Realized foreign currency translations gains or losses arising from exchange rate fluctuations on balances denominated in foreign currencies and unrealized foreign currency transaction gains or losses relating to accounts receivable balances were not material for the three or nine months ended September 30, 2010 and 2009.  Foreign assets and liabilities are translated using the year end exchange rates. Results of operations are translated using average rates throughout the year. Translation gains and losses are accumulated as a separate component of equity.

Results of Operations - Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

For the three months ended September 30, 2010, net loss attributable to stockholders was $.57 million compared to net loss of $.30 million for the three months ended September 30, 2009. Operating results for the quarter reflect increased revenues and cost of revenues from additional translation services which resulted in an increase in gross margin of $.16 million.  This was offset by an increase in operating expenses related to increased sales and marketing costs related to higher commissions and costs related to our Ireland office, increased investment in research and development associated with our TMS system and increased general and administrative expenses associated with improving internal processes and associated with public company requirements.

Net loss related to our non-controlling interest in our Sajan   India subsidiary was $0 for the three months ended September 30, 2010 compared to $8,000 for the three months ended September 30, 2009.  Our investment in Sajan – India occurred in June 2009. The Company acquired the non-controlling interest of Sajan India in the quarter ended September 30, 2010.   Net loss related to our non-controlling interest in our affiliate was $0 for the three months ended September 30, 2010 and approximately $9,000 for the three months ended September 30, 2009 related to River Valley’s operations through the date of the Merger.  The Merger is a reconsideration event between Sajan and River Valley, thus financial results for River Valley were deconsolidated on the date of the Merger and will not be presented in future periods.

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax benefit are discussed below.

	Three Months Ended
Item	September 30, 2010	September 30, 2009	% Change (Year Over Year)
Revenues	$4,209,245	$3,103,482	35.6%
Cost of Revenues	2,563,706	1,613,422	58.9%
Operating Expenses:
Sales and Marketing	838,906	748,835	12.0%
Research and Development	327,184	175,179	86.8%
General and Administrative	816,533	600,312	36.0%
Depreciation and Amortization	217,009	252,145	(13.9)%
Other Income (Expense):
Interest expense	(21,843)	(52,563)	(58.4)%
Interest and other income	8,866	-	100.0%
Other expense	(883)	(23,132)	(96.2)%
Income tax benefit	-	79,663	(100.0)%
Net loss before non-controlling interest	(567,953)	(282,443)	101.0%
Less non-controlling interest in subsidiary	-	(7,869)	(100.0)%
Less non-controlling interest in affiliate	-	(8,722)	(100.0)%
Net loss attributable to Sajan, Inc. and subsidiaries	$(567,953)	$(299,034)	89.9%

Revenues

Revenues totaled $4.2 million for the three months ended September 30, 2010 compared to $3.1 million for the three months ended September 30, 2009. This $1.1 million or 35.6% increase resulted from an increase in the number of customers, the growth of business with existing customers, and the introduction of new products and services.

The following table summarizes our revenues for the three months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
			(percentage of revenues)
Translation and consulting income	$3,809,968	$2,790,848	90.5%	89.9%
Technology income	314,696	276,559	7.5%	8.9%
Product income	50,506	19,289	1.2%	0.6%
Other income	34,075	16,786	0.8%	0.5%
Total	$4,209,245	$3,103,482	100.0%	100.0%

Cost of Revenues

Cost of revenues increased $.95 million, or 58.9% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.   As a percentage of revenue, cost of revenues was 60.9% for the three months ended September 30, 2010 compared to 52% for the same interim period in 2009. The increase in dollar terms resulted from additional costs to process the additional words translated, as well as additional costs associated with an increase in the operations staff in River Falls in support of anticipated growth. The cost of revenues as a percentage of revenue increased as a result of a shift in the mix of business between customers, the addition of new customers that required incremental implementation costs, and a sizable non-recurring special project for a customer which we agreed to perform at very low gross profit.

Cost of revenue excludes depreciation and amortization of $.22 million and $.25 million for the three months ended September 30, 2010 and September 30, 2009, respectively, which are included in operating expenses.

Operating Expenses

Total operating costs for the three months ended September 30, 2010 were $2.2 million compared to $1.8 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, the major components of these costs were sales and marketing, research and development, general and administrative expenses and depreciation and amortization expense. A discussion of the various components of our operating costs for the three months ended September 30, 2010 and 2009 appears below:

Sales and Marketing. Sales and marketing expense of approximately $.84 million for the three months ended September 30, 2010 increased 12% from sales and marketing expense of approximately $.75 million for the three months ended September 30, 2009. The increase in our expenses between the interim periods is the result of an increase in compensation expense related to the addition of sales and marketing staff in our Ireland and Spain offices and higher stock based compensation expense related to sales and marketing personnel.  As a percentage of revenue, sales and marketing expense was approximately 20% for the three months ended September 30, 2010, a decrease from approximately 24.1% for the same interim period in 2009, reflecting the economies of scale that result from an increase in revenues and management’s intentional restraint on discretionary marketing spending.

Research and Development.  Research and development expense of approximately $.33 million grew $.15 million or 87% for the three months ended September 30, 2010 over research and development expense of $.18 million for the three months ended September 30, 2009.  The increase for the three months ended September 30, 2010 is comprised of additional investments in our software development activities related to our enterprise technology product, Global Communication Management System (“GCMS”).  This increased investment primarily was seen through an increase in salaries and benefits expense from the addition of staff  in both the United States and India and an increase in R&D related travel costs.  These increases were offset by lower stock based compensation expense as compared to the prior year.  As a percentage of revenue, research and development expense increased to 7.8% for the three months ended September 30, 2010 compared to 5.6% for the three months ended September 30, 2009.

General and Administrative.  General and administrative expense was $.82 million and $.60 million for the three months ended September 30, 2010 and 2009, respectively, an increase of approximately $.22 million, or 36%.  As a percentage of revenue, general and administrative expense was 19.4% for the three months ended September 30, 2010 as compared with 19.3% for the three months ended September 30, 2009.  The increase in dollar terms reflects additional staff and costs associated with additional business activities including complying with public company requirements, increased insurance and rent expense and additional stock based compensation expense as compared to prior year levels. These increases were offset by lower professional fees incurred in the quarter versus year ago levels which included activity associated with the merger transaction that was completed in the first quarter of 2010.

Depreciation and Amortization.  Depreciation and amortization expense was $.22 million and $.25 million for the three months ended September 30, 2010 and 2009, respectively, a decrease of $35,000.  As a percentage of revenue, depreciation and amortization expense was 5.2% for the three months ended September 30, 2010 as compared to 8.1% for the three months ended September 30, 2009.

Other Income (Expense).   Interest expense for three months ended September 30, 2010 of approximately $22,000 decreased from $53,000 for the three months ended September 30, 2009 as a result of the elimination of the mortgage interest expense that related to the buildings owned by River Valley Business Center, LLC and leased by Sajan.  The interest expense was discontinued as a result of the deconsolidation on February 23, 2010.  Interest and other income for the three months ended September 30, 2010 was approximately $9,000 compared to $0 for the three months ended September 30, 2009.  The increase in interest income is a result of increased cash and cash equivalents.

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2010 was zero compared to income tax benefit of $.08 million for the three months ended September 30, 2009.

Results of Operations - Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

For the nine months ended September 30, 2010, net loss attributable to stockholders was $2.6 million compared to net loss of $.87 million for the nine months ended September 30, 2009. Operating results for the quarter reflect increased revenues and cost of revenues from additional translation services which resulted in an increase in gross margin of $.9 million.  This was offset by an increase in operating expenses related to  nonrecurring legal, accounting, tax and investment banking fees related to the Merger, increased stock compensation expenses, increased insurance expenses, increased sales and marketing costs related to our Ireland office, additional investment in software development activities and increase general and administrative expenses related to public company activities and requirements .

Net loss related to our non-controlling interest in our Sajan  India subsidiary was approximately $7,000 for the nine months ended September 30, 2010 compared to $5,700 for the nine months ended September 30, 2009.  Our investment in Sajan  India occurred in September 2009.  Net loss related to our non-controlling interest in our affiliate of approximately $5,000 is related to River Valley’s operations through the date of the Merger.  The Merger is a reconsideration event between Sajan and River Valley, thus financial results for River Valley were deconsolidated on the date of the Merger and will not be presented in future periods.  The non-controlling interest in Sajan India was acquired by the Company in the quarter ended September 30, 2010 and will not be presented in future periods.

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax benefit are discussed below.

	Nine Months Ended
Item	September 30, 2010	September 30, 2009	% Change (Year Over Year)
Revenues	$11,551,767	$8,830,453	30.8%
Cost of Revenues	6,614,335	4,799,579	37.8%
Operating Expenses:
Sales and Marketing	2,571,394	2,449,906	5.0%
Research and Development	1,288,376	511,606	151.8%
General and Administrative	2,994,117	1,354,546	120.9%
Depreciation and Amortization	682,748	675,978	1.1%
Other Income (Expense):
Interest expense	(90,259)	(155,638)	(42.0)%
Interest and other income	36,422	20,140	117.5%
Other expense	(18,262)	(33,150)	(56.2)%
Income tax benefit	62,311	248,557	(74.9)%
Net loss before non-controlling interest	(2,608,991)	(881,253)	196.1%
Less non-controlling interest in subsidiary	7,284	(5,738)	(226.9)%
Less non-controlling interest in affiliate	(4,565)	21,752	(121.0)%
Net loss attributable to Sajan, Inc. and subsidiaries	$(2,606,272)	$(865,239)	201.2%

Revenues

Revenues totaled $11.6 million for the nine months ended September 30, 2010 compared to $8.8 million for the nine months ended September 30, 2009. This $2.8 million or 31% increase resulted from an increase in the number of customers, the growth of business with existing customers, and the introduction of new products and services.

The following table summarizes our revenues for the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
			(percentage of revenues)
Translation and consulting income	$10,433,551	$8,029,772	90.3%	90.9%
Technology income	943,697	715,218	8.2%	8.1%
Product income	120,473	35,105	1.0%	0.4%
Other income	54,046	50,358	0.5%	0.6%
Total	$11,551,767	$8,830,453	100.00%	100.00%

Cost of Revenues

Cost of revenues increased $1.81 million, or 37.8% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.   As a percentage of revenue, cost of revenues was 57.3% for the nine months ended September 30, 2010 compared to 54.4% for the same interim period in 2009.    The increase in costs of revenues as a percentage of revenue is the result of a shift in the mix of business between customers, the addition of new customers that required incremental implementation costs, and a sizable non-recurring special project for a customer which we agreed to perform at very low gross profit.  These items were somewhat offset by increased economies of scale associated with a larger revenue base and the growth of technology and product revenue.

Cost of revenue excludes depreciation and amortization of $.68 million for both the nine months ended September 30, 2010 and September 30, 2009 which are included in operating expenses.

Operating Expenses

Total operating costs for the nine months ended September 30, 2010 were $7.5 million compared to $5.0 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, the major components of these costs were sales and marketing, research and development, general and administrative and depreciation and amortization expenses. A discussion of the various components of our operating costs for the nine months ended September 30, 2010 and 2009 appears below:

Sales and Marketing. Sales and marketing expense of approximately $2.57 million for the nine months ended September 30, 2010 increased $.12 million, or 5%, over sales and marketing expense of approximately $2.45 million for the nine months ended September 30, 2009. The increase in expenses between the year to date interim periods primarily relates to an increase in sales commissions related to the higher revenue levels in 2010, increased salaries and benefits related to our sales and marketing staff in Ireland and Spain which were new in 2010 and an increase in stock based compensation expenses.  These cost increases were offset in part by a reduction in sales and marketing related travel costs.  As a percentage of revenue, sales and marketing expense was approximately 22.3% for the nine months ended September 30, 2010 as compare to approximately 27.7% for the same interim period in 2009, reflecting the economies of scale that result from an increase in revenues.

Research and Development.  Research and development expense of approximately $1.3 million grew $.78 million or 152% for the nine months ended September 30, 2010 over research and development expense of $.51 million for the nine months ended September 30, 2009.  The increase for the nine months ended September 30, 2010 is comprised of additional investments associated with the development of our enterprise technology product, Global Communication Management System (“GCMS”).  This additional investment resulted in increased salaries and benefits expense from the addition of staff in the United States and India and an increase in stock compensation expense for the nine months ended September 30, 2010.   As a percentage of revenue, research and development expense increased to 11.2% for the nine months ended September 30, 2010 compared to 5.8% for the nine months ended September 30, 2009.

General and Administrative.  General and administrative expense was $3.0 million for the nine months ended September 30, 2010 as compared with $1.36 million for the nine months ended September 30, 2009, an increase of approximately $1.64 million, or 120.9%.  As a percentage of revenue, general and administrative expense was 25.9% for the nine months ended September 30, 2010, compared to 15.3% for the nine months ended September 30, 2009.  This increase principally reflects non-recurring legal, accounting  and other professional fees associated with the completion of the Merger transaction in the first quarter of 2010, additional salaries and benefits related to staff additions necessary to address increased business activities, increased general and administrative costs related to our offices in Ireland, India and Spain in 2010 and increased rent and insurance expense.   In addition, there was an increase in stock compensation expense as a result of the Merger.

Depreciation and Amortization.  Depreciation and amortization expense was $.68 million for the nine months ended both September 30, 2010 and 2009.   As a percentage of revenue, depreciation and amortization expense was 5.9% for the three months ended September 30, 2010 as compared to 7.7% for the three months ended September 30, 2009.

Other Income (Expense).   Interest expenses for nine months ended September 30, 2010 and 2009 of approximately $90,000 and $156,000 were related to the mortgage on the buildings owned by River Valley Business Center, LLC and leased by Sajan.  The decrease is the result of the deconsolidation of this entity on February 23, 2010.  Interest and other income for the nine months ended September 30, 2010 was approximately $36,000 compared to $20,000 for the nine months ended September 30, 2009.  The increase in interest income is a result of increased cash and cash equivalents.  Other expenses for the nine months ended September 30, 2010 were approximately $18,000 compared to $33,000 for the nine months ended September 30, 2009.  The decrease in other expenses was related to fluctuations in foreign currency.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2010 was $.06 million compared to income tax benefit of $.25 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine months Ended September 30,
	2010	2009
Cash flows provided (used) by :
Operating activities	$(1,753,108)	$842,136
Investing activities	4,769,673	(845,718)
Financing activities	(962,317)	34,979
Net increase in cash	2,054,248	31,397
Effect of exchange rate changes in cash	(4,570)	-
Cash, beginning of period	120,493	381,501
Cash, end of period	$2,170,171	$412,898

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $1.75 million and was used to fund our operations and expand our operations internationally.  Net cash provided by operating activities for the nine months ended September 30, 2009 was a result of a significantly lower net loss, a decrease in accounts receivable and an increase in accrued liabilities, offset by a reduction in deferred revenues.

Net Cash (Used in) Provided by Investing Activities

Net cash of $4.8 million provided by investing activities for the nine months ended September 30, 2010 primarily related to cash acquired in the Merger transaction.  Net cash of $.85 million used in investing activities for the nine months ended September 30, 2009 related to purchases of property and equipment, acquisition of specialized software and capitalization of software development costs.

Net Cash Used in Financing Activities

Net cash of $.96 million used in financing activities for the nine months ended September 30, 2010 primarily related to payments for merger-related costs and short-term debt.  Net cash of $40,000 provided by financing activities for the nine months ended September 30, 2009 related to amounts advanced on short -term debt facilities.

Sources of Capital

For the nine months ended September 30, 2010, our principal source of liquidity was funds generated from operations and cash received as part of the Merger.

Uses of Capital

Sajan’s primary uses of capital resources for the nine months ended September 30, 2010 have been to fund operating activities, expand business operations internationally, and make nonrecurring payments for professional fees related to the Merger.  The capital obtained by way of the Merger will be used to grow and support the business in a variety of different ways, including increased investments in research and development.  This will help extend our differentiation and provide greater value to our global clients.  We have a product roadmap influenced heavily by voice of market and will seek to accelerate key feature releases.  We also intend to use this capital for purchasing strategic companies which add ongoing benefit to the Company’s operations and clients.  This may include both language translation service companies and technology companies.  Finally, we will invest in more aggressive sales and marketing initiatives to assist in overall business growth.

We anticipate that we will generate positive cash flow from operations in the next six months but we may require investment capital to fund monthly cash flow requirements, investments in our organizational infrastructure for the launch of our business products and, potentially, for acquisitions.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

 Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On September 30, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)), and concluded that our disclosure controls and procedures were not effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to them by others within the Company.  This conclusion was based primarily on the facts identified in our Annual Report on Form 10-K for fiscal year ended December 31, 2009, filed with the SEC on March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

During the quarter ended September 30, 2010, the Company hired a Chief Financial Officer who has initiated an analysis of the internal accounting controls and procedures.  This process has resulted in a number of changes to processes and procedures which have served to strengthen the Company’s internal accounting and disclosure controls.  In addition, during the year, the Company has taken the following steps to remediate the material weaknesses noted in the Annual Report on Form 10-K for the year ended December 31, 2009:

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

•
complete documentation of our key accounting processes and internal controls and initiate the internal assessment of the design and operating effectiveness of our internal controls as well as design of remediation efforts as necessary for proper compliance;

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
•
begin implementing an Enterprise Resource Planning (“ERP”) system to replace our current financial software application, including ensuring access rights within our new financial software application comply with designated roles and responsibilities and support the proper segregation of duties; and

•	begin implementing generation of consolidated financial statements directly from the new ERP financial application and eliminate our current manual consolidation process.

Despite the significant progress we believe we have made, we were unable to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009 were effectively remediated as of September 30, 2010, due to the fact that (i) less than the entire remediation plan has been implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been altered or newly created as part of the remediation plan (as summarized above).  For further information, please see our Annual Report on Form 10-K for fiscal year ended December 31, 2009.

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

 On May 13, 2010, the Company tendered a check to the plaintiffs in the amount of $366,942 in payment of the fair value of the shares of Sajan tendered by the plaintiff in connection with the exercise of dissenters’ rights related to the Company’s merger effected in February 2010.  On June 8, 2010, the Company received a letter which asserted that the fair value was $495,372.  The Company disputes the value claimed by the Plaintiff.  The Company was required to take action with respect to this supplemental claim by August 6, 2010.  On August 3, 2010, the parties agreed to suspend the August 6, 2010 deadline to take action indefinitely and agreed to mediate this claim on September 9, 2010, where the issues related to the fair value of the shares were discussed.  There was no agreement to settle this matter during the mediation process.

On November 1, 2010, the Company filed a petition requesting the court to determine the fair value of the shares.  The parties are now involved in discovery activities.  The Company expects to incur legal fees in the fourth quarter of 2010 and the first quarter of 2011 to defend this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Removed and Reserved.

Item 5.  Other Matters

On November 8, 2010, Mr. Vern Hanzlik, Chief Marketing Officer and a member of the Board of Directors of the Company and President of Sajan Software, submitted his resignation from all of his positions with and as a director of the Company and its subsidiaries, effective the close of business on January 1, 2011.

On November 8, 2010, the Board of Directors of approved a form of indemnification agreement (the “Indemnification Agreement”) for each of the Company’s directors and executive officers. Effective November 8, 2010, the Company entered into a separate Indemnification Agreement with each of its directors except Mr. Hanzlik (Shannon Zimmerman, Angela (Angel) Zimmerman, Richard C. Perkins, Michael W. Rogers, Benno G. Sand and Kris Tufto) and with each of its executive officers who are not also directors (Timothy Clayton). The Company may from time to time enter into additional Indemnification Agreements with future directors and executive officers of the Company.

Each of the Indemnification Agreements provides, subject to certain exceptions, that the Company will indemnify and hold harmless the directors and executive officers subject to the Indemnification Agreements to the maximum extent then authorized or permitted by the Company’s Certificate of Incorporation, its By-laws and the Delaware General Corporation Law or any other applicable law in effect on the date of the Indemnification Agreement and to any greater extent such applicable law may in the future from time to time permit. The Company believes that the Indemnification Agreements are necessary to attract and retain qualified persons to serve as directors and executive officers and is not presently aware of any claims that might give rise to payments under the Indemnification Agreements other than as described in Item 1, Legal Proceedings, above. The description of the Indemnification Agreements set forth in this Item 5 is not complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement filed as Exhibit 10.2 hereto.

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

10.1
 Employment Agreement, dated as of August 4, 2010, by and between the Company and Timothy Clayton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2010.

10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) ( filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) ( filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2010	Sajan, Inc.
(Registrant)

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

	By:	/s/ Timothy Clayton
Timothy Clayton
Chief Financial Officer