Form 10-Q
period 2011-03-31
SAJAN INC
filed 2011-05-11
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

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

As of May 11, 2011, the registrant had 16,027,703 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Sajan, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011 (Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$1,633,393	$1,903,229
Restricted cash	-	1,000,000
Accounts receivable, net of allowance of $15,000 and $15,000	3,739,144	3,267,120
Deferred tax asset, net of allowance	54,180	54,180
Unbilled services	915,432	625,661
Prepaid expenses and other current assets	230,165	138,980
Total current assets	6,572,314	6,989,170

Property and equipment, net	711,922	747,540

Other assets:
Intangible assets, net	147,312	178,915
Capitalized software development costs, net	357,533	460,931
Other assets, net	30,208	27,649
Total other assets	535,053	667,495

Total assets	$7,819,289	$8,404,205

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable – related party	$-	$250,000
Note payable – indemnification escrow	-	1,000,000
Accounts payable	2,355,967	1,969,094
Accrued interest – related party	5,918	68,164
Accrued compensation and benefits	557,414	481,136
Accrued liabilities	942,032	832,043
Deferred revenue	449,168	319,964
Total current liabilities	4,310,499	4,920,401

Long-term liabilities:
Note payable – related party	750,000	750,000
Total long-term liabilities	750,000	750,000
Total liabilities	5,060,499	5,670,401

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized, 16,009,331 issued and outstanding at March 31, 2011 and December 31, 2010	160,093	160,093
Additional paid-in capital	6,412,378	6,339,183
Accumulated deficit	(3,803,682)	(3,743,337)
Accumulated other comprehensive loss:
Foreign currency adjustment	(9,999)	(22,135)
Stockholders’ equity	2,758,790	2,733,804
Total liabilities and stockholders’ equity	$7,819,289	$8,404,205

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Translation and consulting income	$5,213,660	$3,140,202

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	3,045,993	1,761,503
Sales and marketing	599,868	810,944
Research and development	419,553	568,586
General and administrative	1,012,312	1,249,776
Depreciation and amortization	195,427	244,956
Total operating expenses	5,273,153	4,635,765

Loss from operations	(59,493)	(1,495,563)

Other income (expense):
Interest expense	(18,144)	(45,988)
Interest and other income	3,683	2,038
Other, net	13,609	(18,007)
Total other (expense), net	(852)	(61,957)

Net loss before income taxes	(60,345)	(1,557,520)

Income tax benefit	-	(62,311)

Net loss	$(60,345)	$(1,495,209)
Loss per common share – basic and diluted	$0.00	$(0.13)
Weighted average shares outstanding – basic and diluted	16,009,331	11,912,631

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(60,345)	$(1,495,209)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of capitalized software costs	103,199	134,661
Amortization of license costs	31,603	40,218
Depreciation	60,624	70,220
Stock-based compensation expense	53,405	370,546
Deferred taxes	-	(61,818)
Decrease (increase) in current assets:
Accounts receivable	(472,024)	394,690
Change in unbilled services	(289,771)	(32,302)
Prepaid expenses and other current assets	(91,185)	(74,647)
Increase (decrease) in current liabilities:
Accounts payable	386,873	341,091
Accrued interest – related party	(62,246)	7,921
Accrued compensation and benefits	76,278	11,239
Accrued liabilities	109,989	(497,223)
Deferred revenue	129,204	16,779
Net cash flows used in operating activities	(24,396)	(773,834)

Cash flows from investing activities:
Purchases of property and equipment	(22,883)	(24,365)
Release of restricted cash	1,000,000	-
Capitalized software development costs	-	(30,655)
Cash acquired in merger transaction	-	5,472,000
Deconsolidation of affiliate	-	(96,811)
Net cash flows provided by (used in) investing activities	977,117	5,320,169

Cash flows from financing activities:
Escrow proceeds returned for dissenter shares	19,791	-
Payments on note payable – indemnification escrow	(1,000,000)	-
Payments on note payable – related party	(250,000)	(285,645)
Payments on merger costs	-	(540,254)
Payments on capital lease obligation	-	(5,481)
Payments on mortgage long-term liability	-	(14,571)
Net cash flows used in financing activities	(1,230,209)	(845,951)

Net increase (decrease) in cash and cash equivalents	(277,488)	3,700,384

Effect of exchange rate changes in cash	7,652	13,741

Cash and cash equivalents – beginning of period	1,903,229	120,493

Cash and cash equivalents – end of period	$1,633,393	$3,834,618

Cash paid for interest	$80,390	$66,933
Non-cash investing and financing transactions:
Note payable – related party acquired in merger	$-	$1,000,000
Short-term note payable – indemnification escrow and restricted cash acquired in merger	$-	$1,000,000
Reduction in line of credit via merger transaction	$-	$1,000,000
Dissenter accrual acquired in merger transaction	$-	$364,000

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Nature of Business and Summary of Significant Accounting Policies

Nature of Business / Basis of Presentation

Sajan, Inc. (the “Company” or “Sajan”) provides language translation and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets.  The Company is located in River Falls, Wisconsin. In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software, the producer of Sajan’s technology tools. Sajan India Software Private Limited (“Sajan India”), based in Delhi, India, houses our software development center.  In 2010, we also established a Global Language Service Center in Spain, Sajan Spain S.L. A. (“Sajan Spain”). to serve the European market.  All of these operations are wholly-owned subsidiaries of Sajan.

Sajan, Inc. was originally organized as a Wisconsin corporation in March 1998, reorganized as a Minnesota corporation in October 2001, and reorganized as a Delaware corporation in February 2010 as part of the Merger (as such term is defined in Note 2 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our 2010 Annual Report on Form 10-K filed with the SEC on March 30, 2011.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sajan, Inc. and its wholly-owned subsidiaries, Sajan Software, Sajan India and Sajan Spain, from the effective date of their acquisition or formation.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $15,000 at March 31, 2011 and December 31, 2010. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

For the three months ended March 31, 2011 and 2010, we excluded options to purchase 1,166,646 and 1,124,730 shares and warrants to purchase 557,195 and 700,400 shares from the diluted weighted average share outstanding calculation because the Company had a net loss in both years and inclusion of these shares would have been anti-dilutive

A reconciliation of the basic and diluted loss per share is as follows:

	Three months ended March 31,
	2011	2010
Numerator:
Net loss	$(60,345)	$(1,495,209)
Denominator:
Weighted average common shares outstanding - basic and diluted	16,009,331	11,912,631
Loss per common share - basic and diluted	$(0.00)	$(0.13)

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

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense for the three months ended March 31, 2011 and 2010 was $103,241 and $134,661, respectively.   Estimated amortization expense for capitalized software costs are expected to be approximately $230,000 for the remainder of 2011 and $130,000 for the year ending December 31, 2012.

Capitalized software development costs consist of the following as of:

	March 31, 2011	December 31, 2010
Capitalized software development costs	$2,564,842	2,565,172
Less accumulated amortization	(2,207,309)	(2,104,2471)
Total capitalized software development costs, net	$357,533	460,931

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended March 31, 2011 and 2010, total stock-based compensation expense was approximately $53,000 ($0.00 per share) and $371,000 ($0.03 per share), respectively.  As of March 31, 2011, there was approximately $463,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of four years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

The Company’s determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to; the Company’s expected stock price volatility, and actual and projected stock option exercises and forfeitures. An option’s expected term is the estimated period between the grant date and the exercise date of the option. As the expected term increases, the fair value of the option and the compensation cost will also increase. The expected-term assumption is generally calculated using historical stock option exercise data; however the Company does not have historical exercise data to develop such an assumption. As a result, the Company determined the expected term assumption using the simplified expected-term calculation as provided in SEC Staff Accounting Bulletin 107.

The Company calculates expected volatility for stock options and awards using its own stock price. Management expects and estimates substantially all director and employee stock options will vest, and therefore the forfeiture rate used is zero.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during 2011 and 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended March 31,
	2011	2010
Risk-free interest rate	2.8%	1.5%
Expected life of options granted	7 Yrs.	5.4 Yrs.
Expected volatility range	59.0%	63.2%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued have a weighted-average grant date fair value for the three months ended March 31, 2011 and 2010 of $0.68 per share and $ 0.80 per share, respectively.

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

In addition, the Company may periodically license to customers certain software which would enable the customer to more efficiently manage and monitor the translation process.  In these situations, the Company would receive (1) license fees, and (2) fees for post-contract customer support (maintenance).

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

Reclassifications

Certain expense accounts for the three months ended March 31, 2010 have been reclassified to conform with the current year presentation.  These reclassifications had no effect on net loss or stockholders’ equity.

2.           Reverse Merger Transaction

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated January 8, 2010, by and among MathStar, Inc., a Delaware corporation, and Sajan, Inc. a privately held Minnesota corporation whose business is providing language translation technology and service; Garuda Acquisition, LLC, a wholly-owned subsidiary of MathStar, (“Garuda”)  now known as Sajan, LLC; and Thomas Magne, solely in his capacity as agent for the holders of common stock of Sajan, Inc., Sajan, Inc. was merged with and into Garuda Acquisition, LLC, (the “Merger”).   Garuda was the surviving entity in the Merger and subsequently changed its name to Sajan, LLC. As a result of the Merger, Sajan became a wholly-owned subsidiary of MathStar. MathStar continued the business of Sajan and operates as a provider of language translation technology and service under the Sajan name. The Merger was closed and effective on February 23, 2010.

MathStar paid $6,100,000 in cash, of which $5,100,000 was paid to existing stockholders of Sajan at closing and the remaining $1 million was paid to pre-Merger Sajan stockholders in March 2011.  As a result of the Merger, Sajan’s 5,573,742 shares of common stock were exchanged for 6,827,734 shares of MathStar common stock, or an exchange of 1 Sajan common share for 1.225 MathStar common shares. Options to purchase Sajan common stock issued under Sajan’s 2001 Stock Option Plan and certain non-plan options and warrants were converted into options and warrants to purchase MathStar common stock and remained outstanding as options and warrants to purchase shares of MathStar common stock.  Immediately after the closing of the Merger, the former stockholders of Sajan, Inc. owned approximately 43% of the outstanding shares of MathStar common stock. At the time of Merger, 112,500 shares, valued at $364,000 per management’s determination of fair value at the time of the Merger, were recorded for dissenter shares.  (See Note 9)

For accounting purposes, Sajan is treated as the continuing reporting entity that acquired MathStar because Sajan obtained effective control of MathStar as a result of the Merger. This determination was based on the following facts: Sajan stockholders have a large minority interest in the combined entity, the governing board consists of a majority of Sajan board members, and the composition of the senior management is Sajan’s management team. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and, therefore, there is no recognition of goodwill or other intangible assets. Instead, the acquisition has been treated as the equivalent of Sajan issuing stock for the net monetary assets of MathStar, primarily cash, which are stated at their carrying value.

At the time of the Merger, the following amounts were allocated from MathStar’s net monetary assets and liabilities to Sajan:

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

Accrued liabilities:  Sajan retains the accrued lease obligations under MathStar’s non-cancellable operating leases, pursuant to which total rent payments are projected to be $257,000 for the year ending December 31, 2011.

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

3.           Concentrations of Credit Risk

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions.  As of March 31, 2011, one customer accounted for 15% of the accounts receivable and as of December 31, 2010, one customer accounted for approximately 36% of accounts receivable.

4.           Segment Information and Major Customers

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

Net sales per geographic region, based on the billing location of end customer, are summarized below.  For comparative purposes, we have omitted rental and other revenue of $0 and $15,500 for the three months ended March 31, 2011 and 2010, respectively related to activities that were discontinued at the time of the Merger.

	Three months ended March 31,
	2011		2010
	Sales	Percent	Sales	Percent
United States	$4,093,000	79%	$2,681,000	77%
International	1,121,000	21%	444,000	23%
Total Sales	$5,214,000	100%	$3,125,000	100%

No customers accounted for more than 10% of net revenues for the three months ended March 31, 2011 and 2010 respectively.

No individual foreign country accounted for 10% of consolidated revenue in any period presented.

5.           Related Party Transactions

Note Payable

Notes payable and accrued interest to related parties was approximately $756,000 and $1,068,000 at March 31, 2011 and December 31, 2010, respectively, related to a note payable to officers and stockholders of the Company, Shannon and Angela Zimmerman.   On February 23, 2010, the Company issued a Promissory Note to Shannon and Angela Zimmerman as part of the Merger consideration.  The Promissory Note documents the Company’s obligation to pay $1 million of the pro rata amount of the cash Merger consideration to the Zimmermans. The Promissory Note had a term of one year and provided for an interest rate of 8% per year to be accrued until payment of the Promissory Note.   Upon the occurrence of an “event of default,” as defined in the Promissory Note, and at any time thereafter, the unpaid principal balance, plus accrued interest, plus all other amounts due under the Promissory Note will, at the option of the Zimmermans, be immediately due and payable, without notice or demand. The obligations of the Company under the Promissory Note are unsecured.

On February 22, 2011, the Promissory Note was amended.  The amendment called for the payment of $250,000 of the principle amount immediately together with all accrued interest, but extended the due date on the remaining $750,000 principle amount of the Promissory Note to August 23, 2012.  The other terms of the Promissory Note remain the same.

Accrued interest at March 31, 2011 was approximately $6,000.

Lease

Sajan leases its office space, under two non-cancelable operating leases, from River Valley Business Center, LLC (River Valley), a limited liability company that is owned by Shannon Zimmerman and Angela Zimmerman, each of whom is an executive officer and director of the Company and beneficial owners of the Company’s outstanding voting common stock. The lease terms expire on January 31, 2017. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses. Related party rental income and expense for the office leases of approximately $0 and $51,400 has been eliminated from the consolidated financial statements for the three months ended March 31, 2011 and 2010, respectively.  Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company.

6.           Other Accrued Liabilities

Other accrued liabilities of the following at:

	March 31, 2011	December 31, 2010
Legal and professional services	$114,297	$20,328
Professional translator services	616,766	551,586
Accrued lease obligations	135,673	213,029
Other	75,296	47,100
Total	$942,032	$832,043

7.           Options and Warrants

Amended and Restated 2004 Long-Term Incentive Plan

As a result of the Merger, Sajan adopted the Mathstar Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”).  Over the past several years, shareholders had approved various modifications to the plan so that at the time of the Merger, 1,200,000 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company at exercise prices as determined by the Board of Directors on the dates of grants.  Subsequent to the Merger, on June 10, 2010, the stockholders of Sajan approved an amendment to increase the number of shares reserved for issuance by 1.0 million shares.  The total number of shares reserved under the Plan as of March 31, 2011 is 2,200,000.

Upon completion of the Merger, Sajan converted the options outstanding in their 2001 Stock Option Plan into 1.225 options of MathStar common stock.

On March 31, 2011, 1,166,646 options in the Plan were outstanding with a weighted average exercise price of $1.75 per share.

8.           Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, stock options and warrants, prepaid expenses, unrealized loss on securities, capitalized software costs, cash  to accrual  conversion, and accrued liabilities.  Our current deferred tax asset as of March 31, 2011 and December 31, 2010, was approximately $866,000.   Our current deferred tax liability as of March 31, 2011 and December 31, 2010 was $812,000.

The cumulative net operating loss available to offset future income for federal and state reporting purposes was approximately $32.2 million and $9.0 million, respectively as of March 31, 2011.  Available research and development credit carryforwards at March 31, 2011, were $.7 million.  The difference between the amount of net operating loss carryforward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations.  No deferred taxes have been provided for these losses. The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2030 and the tax credit carryforwards expire in calendar years 2020 through 2028.

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

Future utilization of available net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized. Based upon the provisions of Section 382 of the Code, as of March 31, 2011 approximately $2.2 million of net operating loss carryforwards are limited as to future use.  The amount of these losses which are available in any one year is approximately $0.6 million.  No limitations exist on the remaining $30.0 million of federal loss carryforwards.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generations of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   As such, the Company has recorded a valuation allowance to offset a portion of its deferred taxes.  The valuation allowance was $12.3 million as of March 31, 2011 and December 31, 2010.

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

9.           Legal Proceedings

The Company expenses legal costs as incurred.  In the ordinary course of business, the Company is subject to legal actions, proceedings and claims. As of the date of this report management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

Litigation by Sajan, Inc. Stockholder (Natzel)

On February 11, 2010, Mary Jo Natzel, a stockholder of Sajan, Inc., initiated a lawsuit against Shannon Zimmerman and Angel Zimmerman (the “Zimmermans”) and Sajan, Inc. in the Minnesota District Court, Hennepin County, Fourth Judicial District. Ms. Natzel sought declaratory, injunctive and monetary relief in an amount in excess of $50,000 against Sajan, Inc. and the Zimmermans in connection with the alleged underpayment to Ms. Natzel of distributions made by Sajan, Inc. while it was a corporation taxed under Subchapter S of the Internal Revenue Code and representations by the Zimmermans with respect to the amount of money invested in Sajan, Inc.  On April 29, 2011, the parties resolved their dispute on mutually acceptable terms pursuant to a confidential settlement agreement.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“   Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company” or “Sajan”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report generally relate to: (i) our intent to invest in growth initiatives; (ii) the timeframe within which we expect to generate positive cash flow from operations; and (iii) our beliefs regarding the adequacy of our capital resources.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it.  These factors include:

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

•
our ability to anticipate and avoid interruptions or failures in information technology and communications provided by us or third parties, or other errors in services that could damage our reputation and business;

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

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2011 .

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Sajan does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and the related notes and the pro forma financial information included in our Annual Report Form on 10-K filed with the SEC on March 30, 2011.

General Overview

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

Merger Transaction

On February 23, 2010, pursuant to the Merger Agreement, by and among MathStar, a Delaware corporation, and Sajan, a privately held Minnesota corporation whose business was providing language translation technology and service, Garuda, a wholly-owned subsidiary of MathStar, and Thomas Magne, solely in his capacity as agent for the holders of common stock of pre-Merger Sajan, pre-Merger Sajan was merged with and into Garuda.  Garuda was the surviving entity in the Merger and subsequently changed its name to Sajan, LLC.  As a result of the Merger, pre-Merger Sajan became a wholly-owned subsidiary of MathStar. MathStar then changed its name to “Sajan, Inc.” and continues the language translation technology and service business of pre-Merger Sajan.   For accounting purposes, pre-Merger Sajan is treated as the continuing reporting entity that acquired MathStar because pre-Merger Sajan obtained effective control of MathStar as a result of the Merger.  This transaction is referred to throughout this report as the “Merger” and, unless otherwise indicated, we refer to the surviving public company following the Merger as “Sajan,” “Sajan, Inc.,” “we,” “us,” “our” or the “Company” and to MathStar prior to the Merger as “MathStar.”

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

Discussion of Critical Accounting Policies and Estimates

 Discussion of the financial condition and results of our operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the consolidated financial statements.

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three months ended March 31, 2011.

Results of Operations - Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

For the three months ended March 31, 2011, net loss was $60,000, compared to net loss of $1.50 million for the three months ended March 31, 2010. Operating results for the quarter reflect increased revenues and cost of revenues from additional translation services which resulted in an increase in gross profit of $.759 million.  In addition, operating expenses decreased by $.694 million.  The decrease in operating expenses was primarily due to a decrease in sales and marketing costs, which resulted from the implementation of a new commission system; a decrease in research and development costs, which resulted from lower stock-based compensation expenses; and a decrease in general and administrative expenses, which resulted from lower professional fees and other costs related to the Merger in 2010 and lower external costs associated with improving the internal processes and controls.
	Three Months		% Change
Item	3/31/2011	3/31/2010	(Year Over Year)
Revenues	$5,213,660	$3,140,202	66.0%
Operating Expenses:
Cost of Revenues	3,045,993	1,761,503	74.6%
Sales and Marketing	599,868	810,944	(26.0)%
Research and Development	419,553	568,586	(26.2)%
General and Administrative	1,012,312	1,249,776	(19.0)%
Depreciation and Amortization	195,427	244,956
Other Income (Expense):	852	(62,665)	(101.4)%
Income tax benefit		62,311	(100.0)%
Net loss	$(60,345)	$(1,495,209)	(93.9)%

The major components of revenues, cost of revenue, operating expenses and other income (expense) are discussed below.

Revenues

Revenues totaled $5.2 million for the three months ended March 31, 2011 compared to $3.1 million for the three months ended March 31, 2010. This $2.1 million or 66.0% increase resulted from an increase in the number of customers and the growth of business with existing customers.

Cost of Revenues

Cost of revenues increased $1.3 million, or 74.6% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.   As a percentage of revenue, cost of revenues was 58.0% for the three months ended March 31, 2011 compared to 56.1% for the same interim period in 2010. The increase in dollar terms resulted from additional costs of approximately $1.2 million to process the translation of additional words, as well as additional costs of approximately $94,000 associated with an increase in the operations staff in River Falls and Ireland.  The cost of revenues as a percentage of revenue increased as a result of a shift in the mix of business between customers, a shift in the mix of languages translated and the addition of new customers that required incremental implementation costs.
Cost of revenue excludes depreciation and amortization of $.2 million and $.25 million for the three months ended March 31, 2011 and March 31, 2010, respectively, which are included in operating expenses.

Operating Expenses

Total operating costs for the three months ended March 31, 2011 were approximately $2.2 million compared to $2.9 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the major components of these costs were sales and marketing, research and development, general and administrative expenses and depreciation and amortization expense. A discussion of the various components of our operating costs for the three months ended March 31, 2011 and 2010 appears below:

Sales and Marketing. Sales and marketing expense of approximately $.6 million for the three months ended March 31, 2011 decreased 26% from sales and marketing expense of approximately $.8 million for the three months ended March 31, 2010. The decrease in our expenses between the interim periods is the result of a $113,000 decrease in compensation expense related to the restructuring of our internal commission program and a reduction of $98,000 in other compensation expenses, including stock based compensation.  As a percentage of revenue, sales and marketing expense was approximately 12% for the three months ended March 31, 2011, a decrease from approximately 26% for the same interim period in 2010, reflecting the economies of scale that resulted from an increase in revenues and the realignment of the commission structure.

Research and Development.  Research and development expense of approximately $.42 million decreased by $.15 million, or 26%, for the three months ended March 31, 2011, compared to research and development expense of $.57 million for the three months ended March 31, 2010.  The decrease for the three months ended March 31, 2011 resulted primarily from a reduction in stock based compensation costs of approximately $200,000 that were incurred as a result of the Merger transaction that was completed in the first quarter of 2010.  This decrease in costs was offset in part by lower capitalized software costs in the quarter ended March 31, 2011 and normal annual staff compensation increases.  As a percentage of revenue, research and development expense decreased to 8% for the three months ended March 31, 2011 as compared to 18.1% for the three months ended March 31, 2010.

General and Administrative.  General and administrative expense was $1.0 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively, a decrease of approximately $.3 million, or 23%.  As a percentage of revenue, general and administrative expense was 22.9% for the three months ended March 31, 2011 as compared with 39.8% for the three months ended March 31, 2010.  The decrease in dollar terms reflects an approximately $75,000 decrease in stock based compensation expense and a $336,000 decrease in professional fees, which were higher in 2010 due to the Merger transaction that was completed in the first quarter of that year. These reductions were offset by higher compensation expenses of approximately $45,000, related to normal salary adjustments and to the hiring of a CFO in August 2010, higher rent expense of $50,000, and higher occupancy costs for our Ireland, India and Spain offices of approximately $25,000.  In addition, costs to resolve our legal dispute are included in General and Administrative expenses in the quarter ended March 31, 2011.

Depreciation and Amortization.  Depreciation and amortization expense was $.2 million and $.25 million for the three months ended March 31, 2011 and 2010, respectively, a decrease of approximately $50,000.  As a percentage of revenue, depreciation and amortization expense was 3.7% for the three months ended March 31, 2011 as compared to 7.8% for the three months ended March 31, 2010.

Other Income (Expense).   Interest expense for three months ended March 31, 2011 was approximately $18,000, a $46,000 decrease compared to the three months ended March 31, 2010, which resulted from elimination of the mortgage interest expense that related to the buildings owned by River Valley Business Center, LLC and leased by Sajan.  The interest expense was discontinued as a result of the deconsolidation of River Valley on February 23, 2010.  Interest and other income for the three months ended March 31, 2011 was approximately $4,000 compared to $2,000 for the three months ended March 31, 2010.  The increase in interest income resulted from increased cash and cash equivalents.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2011 was zero compared to income tax benefit of $.06 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three months ended March 31,
	2011	2010
Cash flows provided (used) by :
Operating activities	$(24,396)	$(773,834)
Investing activities	977,117	5,320,169
Financing activities	(1,230,209)	(845,951)
Net increase (decrease) in cash	(277,488)	3,700,384
Effect of exchange rate changes in cash	7,652	13,741
Cash and equivalents, beginning of period	1,903,229	120,493
Cash and equivalents, end of period	$1,633,393	$3,834,618

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011was $.02 million, which resulted primarily from our $.1 million net loss from operations and increases in certain current assets and current liabilities, offset by amortization, depreciation, and stock based compensation expense.  Net cash of $.8 million was used by operating activities for the three months ended March 31, 2010, which resulted primarily from our $1.5 million loss from operations, offset by decreases in certain current assets and current liabilities, as well as by amortization, depreciation, and stock based compensation expense.

Net Cash Provided by Investing Activities

Net cash of $1.0 million provided by investing activities for the three months ended March 31, 2011 related to the release of restricted cash offset by the purchase of property and equipment.  Net cash of $5.3 million provided in investing activities for the three months ended March 31, 2010 related primarily to cash acquired in the Merger transaction.

Net Cash Used in Financing Activities

Net cash of $1.2 million used in financing activities for the three months ended March 31, 2011 primarily related to payments of a portion of the note payable – related party and payment of the entire note payable - indemnification escrow.  Net cash of $.85 million used in financing activities for the three months ended March 31, 2010 related to payments for merger-related costs and repayment of short -term debt.

Sources of Capital

For the three months ended March 31, 2011 our principal source of liquidity was funds generated from operations and cash and cash equivalents on hand.

Uses of Capital

Sajan’s primary uses of capital resources for the three months ended March 31, 2011 have been to fund operating activities, fund working capital and capital equipment needs and expand business operations internationally.  The Company intends to invest in more aggressive sales and marketing initiatives to further expand revenues and facilitate overall business growth, which may include acquisitions or other strategic initiatives.

We anticipate that we will generate positive cash flow from operations in the next three to six months, but we may require investment capital to fund investments in working capital, investments in our organizational infrastructure for the launch of our business products and, potentially, for acquisitions.

We believe that our cash, cash equivalents and marketable securities and operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

We may decide to raise additional funds through public or private financings or borrowings to fund our operations, to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders or we may be subject to covenants that restrict how we conduct our business. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

On March 31, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e) and 15d-15(e)), and concluded that our disclosure controls and procedures are defined at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect, such controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 11, 2010, Mary Jo Natzel, a stockholder of Sajan, Inc., initiated a lawsuit against Shannon Zimmerman and Angel Zimmerman (the “Zimmermans”) and Sajan, Inc. in the Minnesota District Court, Hennepin County, Fourth Judicial District. Ms. Natzel sought declaratory, injunctive and monetary relief in an amount in excess of $50,000 against Sajan, Inc. and the Zimmermans in connection with the alleged underpayment to Ms. Natzel of distributions made by Sajan, Inc. while it was a corporation taxed under Subchapter S of the Internal Revenue Code and representations by the Zimmermans with respect to the amount of money invested in Sajan, Inc.  On April 29, 2011 the parties resolved their dispute on mutually acceptable terms pursuant to a confidential settlement agreement.

Mary Jo Natzel did not participate in the Merger in February, 2010, and instead chose to dissent from the corporate action pursuant to Minnesota Statutes. On May 13, 2010, Sajan, Inc. tendered a check to Ms. Natzel in the amount of $366,942 in payment of the fair value of the shares tendered. On June 8, 2010, Sajan, Inc. received a letter which asserted that the fair value of Natzel’s shares was $495,372.  Sajan, Inc. disputes the value claimed, and on November 1, 2010 filed a petition requesting the court to determine the fair value of the shares. The parties are proceeding with discovery which is scheduled to be completed by June 24, 2011.  Sajan, Inc. believes the Merger consideration was fair to all shareholders and will seek to have the Court declare that Natzel’s shares are worth no more than the $366,942 tendered to her.

A complete summary of the litigation is included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

In addition to the foregoing, we may be subject to legal actions, proceedings and claims in the ordinary course of business.  As of the date of this report management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors.

There have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 30, 2011, other than the identification of a risk regarding interruption or failure in information technology or other errors in services that could damage our reputation and business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.   (Removed and Reserved.)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

10.1
Amendment, dated February 22, 2011, to Promissory Note dated February 23, 2010 from the registrant to Shannon and Angel Zimmerman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2011).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) ( filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) ( filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2011	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

	By:	/s/ Timothy Clayton
Timothy Clayton
Chief Financial Officer