Form 10-Q
period 2011-09-30
SAJAN INC
filed 2011-11-14
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of November 14, 2011, the registrant had 16,027,799 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Sajan, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS	September 30,	December 31,
	2011 (Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$1,838,819	$1,903,229
Restricted cash	-	1,000,000
Accounts receivable, net of allowance of $15,000	3,246,665	3,267,120
Deferred tax asset, net of allowance	54,180	54,180
Unbilled services	944,628	625,661
Prepaid expenses and other current assets	403,409	138,980
Total current assets	6,487,701	6,989,170

Property and equipment, net	820,405	747,540

Other assets:
Intangible assets, net	83,938	178,915
Capitalized software development costs, net	187,167	460,931
Other assets, net	25,178	27,649
Total other assets	296,283	667,495

Total assets	$7,604,389	$8,404,205

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable – related party	$750,000	$250,000
Note payable – indemnification escrow	-	1,000,000
Current portion of capital lease obligation	24,932	-
Accounts payable	1,941,908	1,969,094
Accrued interest – related party	36,000	68,164
Accrued compensation and benefits	654,641	481,136
Accrued liabilities	697,291	832,043
Deferred revenue	840,639	319,964
Total current liabilities	4,945,411	4,920,401

Long-term liabilities:
Note payable – related party	-	750,000
Capital lease obligation, net of current portion	45,468	-
Total long-term liabilities	45,468	750,000
Total liabilities	4,990,879	5,670,401

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized, 16,027,799 and 16,009,331 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	160,277	160,093
Additional paid-in capital	6,478,622	6,339,183
Accumulated deficit	(3,901,878)	(3,743,337)
Accumulated other comprehensive loss:	-	-
Foreign currency adjustment	(123,511)	(22,135)
Stockholders’ equity	2,613,510	2,733,804
Total liabilities and stockholders’ equity	$7,604,389	$8,404,205
See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Translation and consulting	$5,185,758	$4,209,245	$15,816,444	$11,551,767

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	3,053,872	2,563,706	9,350,483	6,614,335
Sales and marketing	647,477	838,906	1,908,708	2,571,394
Research and development	443,608	327,184	1,235,749	1,288,376
General and administrative	986,425	816,533	2,890,473	2,994,117
Depreciation and amortization	173,746	217,009	552,953	682,748
Total operating expenses	5,305,128	4,763,338	15,938,366	14,150,970

Income (loss) from operations	(119,370)	(554,093)	(121,922)	(2,599,203)

Other income (expense):
Interest expense	(18,594)	(21,843)	(54,210)	(90,259)
Interest and other income	1,168	8,866	4,069	36,422
Other, net	(4,371)	(883)	13,522	(18,262)
Total other (expense), net	(21,797)	(13,860)	(36,619)	(72,099)

Net income (loss) before income taxes	(141,167)	(567,953)	(158,541)	(2,671,302)

Income tax (benefit)	-	-	-	(62,311)

Net income (loss)	$(141,167)	$(567,953)	$(158,541)	$(2,608,991)
Income (loss) per common share – basic and diluted	$(.01)	$(.04)	$(.01)	$(0.18)
Weighted average shares outstanding – basic & diluted	16,027,799	16,009,331	16,019,386	14,658,770

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(158,541)	$(2,608,991)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of capitalized software costs	269,566	383,346
Amortization of license costs	94,977	120,227
Depreciation	188,410	179,037
Stock-based compensation expense	161,426	516,915
Deferred taxes	-	(61,818)

Change in allowance for doubtful accounts	-	5,000
Decrease (increase) in current assets:
Accounts receivable	20,455	(150,862)
Unbilled services	(318,967)	(240,733)
Prepaid expenses and other current assets	(261,958)	(119,499)
Increase (decrease) in current liabilities:
Accounts payable	(27,186)	474,249
Accrued interest – related party	(32,164)	48,031
Accrued compensation and benefits	173,505	223,106
Accrued liabilities	(134,752)	(556,013)
Deferred revenue	520,675	(78,151)
Net cash flows provided by (used in) operating activities	495,446	(1,866,156)

Cash flows from investing activities:
Purchases of property and equipment	(182,708)	(136,680)
Purchases of intangible assets	-	(2,051)
Release of restricted cash	1,000,000	-
Capitalized software development costs	-	(82,517)

Cash acquired in merger transaction	-	5,472,000
Payment of security deposit	-	(15,406)
Deconsolidation of affiliate	-	(98,730)
Payment of dissenter liability	(50,000)	(366,943)
Net cash flows provided by investing activities	767,292	4,769,673

Cash flows from financing activities:
Escrow proceeds returned for dissenter shares	19,790	-
Payments on note payable – indemnification escrow	(1,000,000)	-
Payments on note payable – related party	(250,000)	(285,645)
Payments on merger costs	-	(540,254)
Payments on capital lease obligation	(8,960)	(8,799)

Payments on mortgage long-term liability	-	(14,571)
Proceeds from exercise of stock options	8,407	-
Net cash flows used in financing activities	(1,230,763)	(849,269)

Net increase (decrease) in cash and cash equivalents	31,975	2,054,248

Effect of exchange rate changes in cash	(96,385)	(4,570)

Cash and cash equivalents – beginning of period	1,903,229	120,493

Cash and cash equivalents – end of period	$1,838,819	$2,170,171

Cash paid for interest	$86,374	$69,409
Non-cash investing and financing transactions:
Note payable – related party acquired in merger	$-	$1,000,000
Short-term note payable – indemnification escrow and restricted cash acquired in merger	$-	$1,000,000
Reduction in line of credit via merger transaction	$-	$1,000,000
Dissenter accrual acquired in merger transaction	$-	$364,000
Purchase of fixed assets via capital lease obligation	$79,360	$-

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our 2010 Annual Report on Form 10-K filed with the SEC on March 30, 2011.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sajan, Inc. and its wholly-owned subsidiaries, Sajan Software, Sajan India and Sajan Spain, from the effective date of their acquisition or formation.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $15,000 at both September 30, 2011 and December 31, 2010. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

A reconciliation of the basic and diluted loss per share is as follows:

	Three months ended September 30,
	2011	2010
Numerator:
Net income (loss)	$(141,167)	$(567,953)
Denominator:
Weighted average common shares outstanding - basic and diluted	16,027,799	16,009,331
Income (loss) per common share - basic and diluted	$(.01)	$(.04)

Awards excluded from diluted income (loss) per share	1,989,980	1,796,756

	Nine months ended September 30,
	2011	2010
Numerator:
Net loss	$(158,541)	$(2,608,991)
Denominator:
Weighted average common shares outstanding - basic and diluted	16,019,386	14,658,770
Loss per common share - basic and diluted	$(.01)	$(0.18)

Awards excluded from diluted income (loss) per share	1,989,980	1,796,756

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

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense for the three and nine months ended September 30, 2011 was $76,444 and $269,566, respectively, and for the three and nine months ended September 30, 2010 was $120,863 and $383,346, respectively.   Estimated amortization expense for capitalized software costs are expected to be approximately $62,000 for the remainder of 2011 and $125,000 for the year ending December 31, 2012.

Capitalized software development costs consist of the following as of:

	September 30, 2011	December 31, 2010
Capitalized software development costs	$2,548,825	$2,565,172
Less accumulated amortization	(2,361,658)	(2,104,241)
Total capitalized software development costs, net	$187,167	$460,931

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three and nine months ended September 30, 2011, total stock-based compensation expense was approximately $54,000 ($0.00 per share) and $161,000 ($0.01 per share) respectively.  For the three and nine months ended September 30, 2010, total stock-based compensation was $60,000 ($.00 per share) and $517,000 ($0.04 per share), respectively.  As of September 30, 2011, there was approximately $628,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of four years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

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

In determining the compensation cost of the options granted during 2011 and 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended September 30,
	2011	2010
Risk-free interest rate	1.5%	1.3%
Expected life of options granted	7 Yrs	7 Yrs
Expected volatility range	60.0%	62.8%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued have a weighted-average grant date fair value for the three months ended September 30, 2011 and 2010 of $0.85 per share and $ 0.87 per share, respectively.

	Nine months ended September 30,
	2011	2010
Risk-free interest rate	1.93%	1.5%
Expected life of options granted	7 Yrs.	6.8 Yrs
Expected volatility range	60.0%	62.9%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued have a weighted-average grant date fair value for the nine months ended September 30, 2011 and 2010 of $0.80 per share and $ 0.87 per share, respectively.

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

New Accounting Pronouncements – Presentation of Comprehensive Income (ASU No. 2011-05)

ASU No. 2011-05 amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income.  ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with an early adoption permitted.  The Company will adopt ASU No. 2011-04 in fiscal 2012 and does not anticipate any material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain expense accounts for the three and nine months ended September 30, 2010 have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net loss or stockholders’ equity.

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

Accrued liabilities:  Sajan retained the accrued lease obligations under MathStar’s non-cancellable operating leases, pursuant to which total rent payments were $128,000 for the year ending December 31, 2011.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions.  As of September 30, 2011, one customer accounted for 22% of the accounts receivable and as of December 31, 2010, the same customer accounted for approximately 36% of accounts receivable.

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

Net sales per geographic region, based on the billing location of end customer, are summarized below.
	Three months ended September 30,
	2011		2010
	Sales	Percent	Sales	Percent
United States	$3,473,850	67.0%	$3,310,510	78.7%
International	1,711,908	33.0%	898,735	21.3%
Total Sales	$5,185,758	100.0%	$4,209,245	100.0%

	Nine months ended September 30,
	2011		2010
	Sales	Percent	Sales	Percent
United States	$11,142,333	70.4%	$9,085,568	78.7%
International	4,674,111	29.6%	2,455,999	21.3%
Total Sales	$15,816,444	100.0%	$11,541,567	100.0%

The Company’s largest customer accounted for 15.1% of net revenues for the three months ended September 30, 2011. Two customers accounted for 16.4% and 12.8% of net revenues for the same period in 2010.  For the nine months ended, September 30, 2011, one customer accounted for 14.8% of net revenues, while two customers accounted for 15.1% and 10.2% in the same period of 2010.

For the three and nine months ended September 30, 2011, International revenues in Spain accounted for 11.6% and 10.6% of the net revenues, respectively, and no individual foreign country accounted for more than 10% of consolidated revenue for the same periods in 2010.

5.	Related Party Transactions

Note Payable

Notes payable and accrued interest to related parties was approximately $786,000 and $1,068,000 at September 30, 2011 and December 31, 2010, respectively, related to a note payable to officers and stockholders of the Company.   On February 23, 2010, the Company issued a Promissory Note to Shannon and Angela Zimmerman as part of the Merger consideration.  The Promissory Note documents the Company’s obligation to pay $1 million of the pro rata amount of the cash Merger consideration to the Zimmermans. The Promissory Note had a term of one year and provided for an interest rate of 8% per year to be accrued until payment of the Promissory Note.   Upon the occurrence of an “event of default,” as defined in the Promissory Note, and at any time thereafter, the unpaid principal balance, plus accrued interest, plus all other amounts due under the Promissory Note will, at the option of the Zimmermans, be immediately due and payable, without notice or demand. The obligations of the Company under the Promissory Note are unsecured.

On February 22, 2011, the Promissory Note was amended.  The amendment called for the payment of $250,000 of the principal amount immediately together with all accrued interest, but extended the due date on the remaining $750,000 principal amount of the Promissory Note to August 23, 2012.  The other terms of the Promissory Note remain the same.

Accrued interest at September 30, 2011 was approximately $36,000.

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

6.	Accrued Liabilities

Accrued liabilities consisted of the following at:
	September 30, 2011	December 31, 2010
Legal and professional services	$31,390	$20,328
Professional translator services	565,147	551,586
Accrued lease obligations	-	213,029
Other	100,754	47,100
Total	$697,291	$832,043

7.	Options and Warrants

Amended and Restated 2004 Long-Term Incentive Plan

As a result of the Merger, Sajan adopted the Mathstar Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”).  Over the past several years, shareholders had approved various modifications to the Plan so that at the time of the Merger, 1,200,000 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company at exercise prices as determined by the Board of Directors on the dates of grants.  Subsequent to the Merger, on June 10, 2010, the stockholders of Sajan approved an amendment to increase the number of shares reserved for issuance by 1.0 million shares.  The total number of shares reserved under the Plan as of September 30, 2011 is 2,200,000.

Upon completion of the Merger, Sajan converted the options outstanding in their 2001 Stock Option Plan into 1.225 options of MathStar common stock.

On September 30, 2011, 1,441,973 options in the Plan were outstanding with a weighted average exercise price of $1.73 per share.

8.	Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, stock options and warrants, prepaid expenses, unrealized loss on securities, capitalized software costs, cash  to accrual  conversion, and accrued liabilities.  Our current deferred tax asset as of both September 30, 2011 and December 31, 2010, was approximately $866,000.   Our current deferred tax liability as of both September 30, 2011 and December 31, 2010 was $812,000.

The cumulative net operating loss available to offset future income for federal and state reporting purposes was approximately $32.3 million and $9.1 million, respectively, as of September 30, 2011.  Available research and development credit carryforwards at September 30, 2011, were $.7 million.  The difference between the amount of net operating loss carryforward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations.  No deferred taxes have been provided for these losses. The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2030 and the tax credit carryforwards expire in calendar years 2020 through 2028.   The existing NOLs are available to offset taxable income from our operations in the United States.  As foreign operations grow, we may incur foreign income tax that will not be offset by our existing NOL’s.

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

Future utilization of available net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized. Based upon the provisions of Section 382 of the Code, as of September 30, 2011 approximately $2.2 million of net operating loss carryforwards are limited as to future use.  The amount of these losses which are available in any one year is approximately $0.6 million.  No limitations exist on the remaining $30.0 million of federal loss carryforwards.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generations of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   As such, the Company has recorded a valuation allowance to offset a portion of its deferred taxes.  The valuation allowance was $12.3 million as of September 30, 2011 and December 31, 2010.

We file a consolidated U.S. federal tax return.  As a result of the adoption of ASC 740 – Income Taxes, effective October 1, 2007, we applied the requirements of ASC 740 to all tax positions for which the statute of limitations remained open.  ASC 740 was issued to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in prior standards on consistent recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosures and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statements of operations.

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

11.	Subsequent Event – Acquisition

In October 2011, the Company completed the acquisition of the New Global Group (New Global) of companies.  New Global is a provider of multilingual communication services and technologies - serving clients in the United States, Canada and Europe through offices in Montreal, Canada and Madrid, Spain.  This acquisition included the purchase of the outstanding stock of two subsidiaries of New Global, New Global Canada and New Global Europe, and certain assets and liabilities of New Global LLC.  The effective date of the acquisition was October 1, 2011.

The consideration for the acquisition if New Global included cash, Sajan common stock and the assumption of New Global liabilities and debt.  The assumed debt was repaid immediately upon closing of the transaction.  Half of the cash and stock portion of the consideration was paid at closing and the remaining half of the consideration will be paid on the first anniversary of the transaction.   The primary asset acquired was the New Global customer list, and it is anticipated that any excess of the purchase price over the net tangible assets acquired, will be allocated to these customer relationships and amortized over 5 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“   Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company” or “Sajan”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report generally relate to: (i) our intent to invest in growth initiatives, including sales and marketing programs; (ii) our expectation to generate positive cash flow from operations; (iii) our estimates of operating expenses; and (iv) our beliefs regarding the adequacy of our capital resources.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2011.

Results of Operations - Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the three months ended September 30, 2011, net loss was $141,000 compared to net loss of $568,000 for the three months ended September 30, 2010. Operating results for the quarter reflect increased revenues and cost of revenues from additional translation services.   In addition, operating expenses (excluding cost of revenues) increased by $52,000.  The increase in operating expenses was primarily due to a decrease in sales and marketing costs, which resulted from lower compensation costs and the implementation of a new commission system; an increase in research and development costs, which resulted from an increase in compensation costs and recruiting fees; and an increase in general and administrative expenses, which resulted from an increase in incentive and stock based compensation costs, incremental costs associated with the expansion of our international operations and professional fees.

	Three Months Ended September 30,
			% Change
Item	2011	2010	(Year Over Year)
Revenues	$5,185,758	$4,209,245	23.2%
Operating Expenses:
Cost of Revenues	3,053,872	2,563,706	19.1%
Sales and Marketing	647,477	838,906	(22.8)%
Research and Development	443,608	327,184	35.6%
General and Administrative	986,425	816,533	20.8%
Depreciation and Amortization	173,746	217,009	(19.9)%
Other Income (Expense)	(21,797)	(13,860)	57.3%
Net income (loss)	$(141,167)	$(567,953)

The major components of revenues, cost of revenue, operating expenses and other income (expense) are discussed below.

Revenues

Revenues totaled $5.2 million for the three months ended September 30, 2011 compared to $4.2 million for the three months ended September 30, 2010. This $1 million or 23% increase resulted from an increase in the number of customers and the growth of business with existing customers.

Cost of Revenues

Cost of revenues increased $.49 million, or 19% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.   As a percentage of revenue, cost of revenues was 59% for the three months ended September 30, 2011 compared to 61% for the same interim period in 2010. The increase in dollar terms resulted from additional costs of approximately $ .5 million to process the translation of additional words, as well as additional costs of approximately $170,000 associated with an increase in the operations staff in River Falls and Ireland.  The cost of revenues as a percentage of revenue decreased as a result of a shift in the mix of business between customers, a shift in the mix of languages translated and the addition of new customers which required incremental implementation costs.

Cost of revenue excludes depreciation and amortization of $.2 million for the three months ended September 30, 2011 and September 30, 2010, which are included in operating expenses.

Operating Expenses

Total operating costs for the three months ended September 30, 2011 were approximately $2.3 million compared to $2.2 million for the three months ended September 30, 2010. The major components of these costs are sales and marketing, research and development, general and administrative expenses and depreciation and amortization expense. A more detailed discussion of the various components of our operating costs for the three months ended September 30, 2011 and 2010 appears below:

Sales and Marketing. Sales and marketing expense of approximately $.65 million for the three months ended September 30, 2011 decreased 23% from sales and marketing expense of approximately $.84 million for the three months ended September 30, 2010. The decrease in our expenses between the interim periods is the result of a $150,000 decrease in compensation expense related to the restructuring of our internal commission program and wages and a $73,000 decrease in stock based compensation.  These reductions were offset by an increase in marketing expenses.  As a percentage of revenue, sales and marketing expense was approximately 12% for the three months ended September 30, 2011, a decrease from approximately 20% for the same interim period in 2010, reflecting the economies of scale that resulted from an increase in revenues and the realignment of the commission structure.

Research and Development.  Research and development expense was approximately $.44 million for the three months ended September 30, 2011, compared to research and development expense of $.33 million for the three months ended September 30, 2010.  The increase for the three months ended September 30, 2011 resulted primarily from an increase in compensation expense for our development staff and an increase in recruiting fees associated with identifying and hiring staff with specific skills.  As a percentage of revenue, research and development expense increased slightly to 9% for the three months ended September 30, 2011 as compared to 8% for the three months ended September 30, 2010.

General and Administrative.  General and administrative expense was $.99 million and $.82 million for the three months ended September 30, 2011 and 2010, respectively, an increase of approximately $.17 million, or 21%.  As a percentage of revenue, general and administrative expense was 19% for the three months ended September 30, 2011 and September 30, 2010.  The increase in dollar terms reflects higher incentive and stock based compensation expenses of approximately $70,000, additional occupancy costs for our Ireland, India and Spain offices of approximately $30,000 and an increase of approximately $70,000 in legal and accounting fees in the quarter ended September 30, 2011 as compared with the prior year.

The Company anticipates that operating expenses overall will remain at approximately at current quarter levels, but may trend upward toward the end of the year to provide for increased sales and marketing programs.

Depreciation and Amortization.  Depreciation and amortization expense was $.17 million and $.22 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of approximately $43,000.  As a percentage of revenue, depreciation and amortization expense was 3% for the three months ended September 30, 2011 as compared to 5% for the three months ended September 30, 2010.

Other Income (Expense).   Interest expense for three months ended September 30, 2011 was approximately $19,000, a $3,000 decrease compared to the three months ended September 30, 2010, which resulted from the repayment of a portion of our long term debt in the first quarter of 2011.   Interest and other income for the three months ended September 30, 2011 was approximately $1,000 compared to $9,000 for the three months ended September 30, 2010.

Income Taxes

Income tax was zero for both three months ended September 30, 2011 and September 30, 2010.

Results of Operations – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, net loss was $159,000, compared to net loss of $2.6 million for the nine months ended September 30, 2010. Operating results for the quarter reflect increased revenues and cost of revenues from additional translation services which resulted in an increase in gross profit of $1.53 million.  In addition, operating expenses (excluding cost of revenue) decreased by approximately $949,000.  The decrease in operating expenses was primarily due to a decrease in sales and marketing costs, which resulted from lower compensation costs and the implementation of a new commission system and a decrease in general and administrative expenses, which resulted from lower professional fees and other costs associated with the Merger in 2010.

	Nine Months Ended September 30,
			% Change
Item	2011	2010	(Year Over Year)
Revenues	$15,816,444	$11,551,767	36.9%
Operating Expenses:
Cost of Revenues	9,350,483	6,614,335	41.4%
Sales and Marketing	1,908,708	2,571,394	(25.8)%
Research and Development	1,235,749	1,288,376	(4.1)%
General and Administrative	2,890,473	2,994,117	(3.5)%
Depreciation and Amortization	552,953	682,748	(19.0)%
Other Income (Expense):	(36,619)	(72,099)	(49.2)%
Income tax benefit	-	(62,311)	(100.0)%
Net loss	$(158,541)	$(2,608,991)

The major components of revenues, cost of revenue, operating expenses and other income (expense) are discussed below.

Revenues

Revenues totaled $15.8 million for the nine months ended September 30, 2011 compared to $11.6 million for the nine months ended September 30, 2010. This increase of $4.2 million or 36.9% resulted from an increase in the number of customers and the growth of business with existing customers.

Cost of Revenues

Cost of revenues increased $2.7 million, or 41.4% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a percentage of revenue, cost of revenues was 59.1% for the nine months ended September 30, 2011 compared to 57.3% for the same interim period in 2010. The increase in dollar terms resulted from additional costs of approximately $1.9 million to process the translation of additional words, as well as additional costs of approximately $800,000 associated with an increase in the operations staff in River Falls and Ireland. The cost of revenues as a percentage of revenue increased as a result of a shift in the mix of business between customers, a shift in the mix of languages translated and the addition of new customers which required incremental implementation costs.

Cost of revenue excludes depreciation and amortization of $.55 million and $.68 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, which are included in operating expenses.

Operating Expenses

Total operating costs for the nine months ended September 30, 2011 were approximately $6.6 million compared to $7.5 million for the nine months ended September 30, 2010.  The major components of these costs are sales and marketing, research and development, general and administrative expenses and depreciation and amortization expense. A more detailed discussion of the various components of our operating costs for the nine months ended September 30, 2011 and 2010 appears below:

Sales and Marketing. Sales and marketing expense of approximately $1.9 million for the nine months ended September 30, 2011 decreased 25.8% from sales and marketing expense of approximately $2.6 million for the nine months ended September 30, 2010. The decrease in our expenses between the interim periods is the result of a $330,000 decrease in compensation expense related to the restructuring of our internal commission program, a reduction of $170,000 in other compensation expenses due primarily to the departure of several senior sales staff in the second half of 2010 and lower stock based compensation expense of $135,000.    As a percentage of revenue, sales and marketing expense was approximately 12% for the nine months ended September 30, 2011, a decrease from approximately 22% for the same interim period in 2010, reflecting the economies of scale that resulted from an increase in revenues and the realignment of the sales staff and commission structure.

Research and Development.  Research and development expense of approximately $1.2 million decreased by $.1 million, or 4%, for the nine months ended September 30, 2011, compared to research and development expense of $1.3 million for the nine months ended September 30, 2010.  The decrease for the nine months ended September 30, 2011 resulted primarily from a reduction in stock based compensation costs of approximately $256,000 that were incurred as a result of the Merger transaction that was completed in the first quarter of 2010.  This decrease in costs was offset by an increase in staff costs of approximately $120,000 in our India development center, normal staff compensation increases and the recognition of recruitment fees to identify and hire new staff with specific skills.  As a percentage of revenue, research and development expense decreased to 8% for the nine months ended September 30, 2011 as compared to 11% for the nine months ended September 30, 2010.

General and Administrative.  General and administrative expense was $2.9 million and $3.0 million for the nine month periods ended September 30, 2011 and 2010, respectively.  As a percentage of revenue, general and administrative expense was 18% for the nine months ended September 30, 2011 as compared with 26% for the nine months ended September 30, 2010.  The decrease in dollar terms reflects a $365,000 decrease in professional fees which resulted from lower professional fees and other costs associated with the Merger in 2010.  This reduction was offset by higher regular and stock based compensation expenses of approximately $305,000, related to normal salary adjustments, the hiring of a CFO in August 2010, cost of stock option grants to employees during 2011 and cash incentive compensation.  In addition, we incurred higher occupancy costs for our Ireland, India and Spain offices as compared with the same period in 2010 which were offset by lower insurance costs.  Attorney fees to resolve our legal dispute are also included in General and Administrative expenses for the nine months ended September 30, 2011.

Depreciation and Amortization.  Depreciation and amortization expense was $.55 million and $.68 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of approximately $130,000.  As a percentage of revenue, depreciation and amortization expense was 3% for the nine months ended September 30, 2011 as compared to 6% for the nine months ended September 30, 2010.

Other Income (Expense).   Interest expense for nine months ended September 30, 2011 was approximately $54,000, a $36,000 decrease compared to the nine months ended September 30, 2010, which resulted from elimination of the mortgage interest expense that related to the buildings owned by River Valley Business Center, LLC and leased by Sajan.  The interest expense was discontinued as a result of the deconsolidation of River Valley on February 23, 2010.  Interest and other income for the nine months ended September 30, 2011 was approximately $4,000 compared to $36,000 for the nine months ended September 30, 2010 due to the sale of old Mathstar inventory in the 2010 period.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2011 was zero compared to income tax benefit of $.06 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine months ended September 30,
	2011	2010
Cash flows provided (used) by :
Operating activities	$495,446	$(1,866,156)
Investing activities	767,292	4,769,673
Financing activities	(1,230,763)	(849,269)
Net increase in cash	31,975	2,054,248
Effect of exchange rate changes in cash	(96,385)	(4,570)
Cash and equivalents, beginning of period	1,903,229	120,493
Cash and equivalents, end of period	$1,838,819	$2,170,171

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $.5 million, which resulted primarily from the add-back of non-cash expenses related to depreciation, amortization and stock based compensation,  to our operating results for the period.  In addition, changes in certain current assets and current liabilities adversely affected the cash provided from operations during the period ended September 30, 2011.   Net cash of $1.9 million was used by operating activities for the nine months ended September 30, 2010, which resulted primarily from our $2.6 million loss from operations, offset by non-cash expenses for amortization, depreciation, and stock based compensation expense and decreases in certain current assets and current liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $.77 million for the nine months ended September 30, 2011 related to the release of $1.0 million of restricted cash acquired in the Merger, offset by the purchase of property and equipment and payments to certain stockholders who chose to dissent in connection with the Merger.  Net cash of $4.8 million provided by investing activities for the nine months ended September 30, 2010 related primarily to cash acquired in the Merger transaction of $5.5 million offset by payment for dissenter’s shares of $.38 million.

Net Cash Used in Financing Activities

Net cash of $1.2 million used in financing activities for the nine months ended September 30, 2011 primarily related to payments of a portion of our related party and payment in full of our $1.0 million indemnification escrow note payable, which related to the Merger.  Net cash of $.85 million used in financing activities for the nine months ended September 30, 2010 related to payments for Merger-related costs and repayment of short -term debt.

Sources of Capital

For the nine months ended September 30, 2011, our principal source of liquidity was funds generated from operations and cash and cash equivalents on hand.

Uses of Capital

Sajan’s primary uses of capital resources for the nine months ended September 30, 2011 have been to fund operating activities, fund working capital and capital equipment needs and expand business operations internationally.  The Company intends to invest in more aggressive sales and marketing initiatives to further expand revenues and facilitate overall business growth, which may include acquisitions or other strategic initiatives.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of  the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e) and 15d-15(e)), and concluded that our disclosure controls and procedures are defined at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter covered by this report that have materially affected, or were reasonably likely to materially affect, such controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

A complete summary of our legal proceedings is included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, filed with the SEC on May 11, 2011, and August 12, 2011, respectively.  There have been no material developments with respect to such proceedings during the quarter ended September 30, 2011.

In addition to the legal proceedings described in the foregoing reports, we may be subject to legal actions, proceedings and claims in the ordinary course of business.  As of the date of this report management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

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

See the attached Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

	By:	/s/ Timothy Clayton
Timothy Clayton
Chief Financial Officer

EXHIBIT INDEX

SAJAN, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) ( filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from Sajan’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (filed herewith).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.