Form 10-Q
period 2012-03-31
SAJAN INC
filed 2012-05-14
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

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

As of May 12, 2011, the registrant had 16,185,804 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$795,807	$1,763,249
Accounts receivable, net of allowance of $15,000	3,256,476	3,501,898
Deferred tax asset, net of allowance	54,180	54,180
Unbilled services	1,150,886	823,617
Prepaid expenses and other current assets	693,420	415,794
Total current assets	5,950,769	6,558,738

Property and equipment, net	748,706	758,440

Other assets:
Intangible assets, net	862,531	944,791
Capitalized software development costs, net	71,227	123,003
Other assets	23,204	32,820
Total other assets	956,962	1,100,614

Total assets	$7,656,437	$8,417,792

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of capital lease obligation	$27,195	$26,039
Acquisition liability - due to sellers	331,131	331,131
Accounts payable	2,463,273	2,507,490
Accrued interest – related party	66,082	51,123
Accrued compensation and benefits	518,743	665,793
Accrued liabilities	150,928	167,230
Deferred revenue	986,081	875,017
Total current liabilities	4,543,433	4,623,823

Long-term liabilities:
Capital lease obligation, net of current portion	31,280	38,528
Note payable – related party	750,000	750,000
Total long-term liabilities	781,280	788,528
Total liabilities	5,324,713	5,412,351
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized; 16,185,804 and 16,165,970 issued and outstanding at March 31, 2012 and December 31, 2011	161,857	161,659
Additional paid-in capital	6,749,471	6,695,069
Accumulated deficit	(4,465,951)	(3,676,350)
Accumulated other comprehensive loss:
Foreign currency adjustment	(113,653)	(174,937)
Total stockholders’ equity	2,331,724	3,005,441
Total liabilities and stockholders’ equity	7,656,437	$8,417,792

See notes to unaudited consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Translation and consulting	$4,663,731	$5,213,660

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	3,121,765	3,045,993
Sales and marketing	602,562	599,868
Research and development	446,726	419,553
General and administrative	966,210	1,012,312
Depreciation and amortization	220,916	195,427
Loss on subsidiary closure	80,113	-
Total operating expenses	5,438,292	5,273,153

Loss from operations	(774,561)	(59,493)

Other income (expense):
Interest expense	(17,826)	(18,144)
Interest and other income	1,058	3,683
Other income (expense)	1,728	13,609
Total other expense, net	(15,040)	(852)

Net Loss before income taxes	(789,601)	(60,345)

Income tax expense (benefit)		-

Net income (loss)	$(789,601)	$(60,345)
Loss per common share – basic and diluted	$(.05)	$(.00)
Weighted average shares outstanding – basic and diluted	16,179,193	16,009,331

Net income (loss)	$(789,601)	$(60,345)
Other comprehensive income (loss):
Effect of foreign currency translation adjustments	61,284	12,136
Total other comprehensive income (loss)	61,284	12,136
Comprehensive income (loss)	$(728,317)	$(48,209)

See notes to unaudited consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(789,601)	$(60,345)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on subsidiary closure	80,113	-
Amortization of capitalized software costs	53,014	103,199
Amortization of intangible assets	85,270	31,603
Depreciation	82,632	60,624
Stock-based compensation expense	54,601	53,405
Decrease (increase) in current assets:
Accounts receivable	245,422	(472,024)
Unbilled services	(327,269)	(289,771)
Prepaid expenses and other current assets	(285,126)	(91,185)
Other assets	(3,402)	-
Increase (decrease) in current liabilities:
Accounts payable	(44,217)	386,873
Accrued interest – related party	14,959	(62,246)
Accrued compensation and benefits	(147,050)	76,278
Accrued liabilities	(58,299)	109,989
Deferred revenue	111,064	129,204
Net cash flows used in operating activities	(927,889)	(24,396)

Cash flows from investing activities:
Purchases of property and equipment	(87,906)	(22,883)
Purchases of intangible assets	(3,010)	-
Release of restrictions of escrow funds	-	1,000,000
Net cash flows (used in), provided by investing activities	(90,916)	977,117

Cash flows from financing activities:
Payments on note payable – related party	-	(250,000)
Payments on note payable – indemnification escrow	-	(1,000,000)
Payments on capital lease obligation	(6,092)	-
Escrow proceeds returned for dissenter shares	-	19,791
Net cash flows used in financing activities	(6,092)	(1,230,209)

Net decrease in cash and cash equivalents	(1,024,897)	(277,488)

Effect of exchange rate changes in cash	57,455	7,652

Cash and cash equivalents – beginning of year	1,763,249	1,903,229

Cash and cash equivalents – end of period	$795,807	$1,633,393

Cash paid for interest, net of amortization of loan fees	$2,867	$80,390
Non-cash investing and financing transactions:
Cashless exercise of stock options	$198	$-

See notes to unaudited consolidated financial statements.

Sajan, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software, the producer of Sajan’s technology tools.  Sajan India Software Private Limited (“Sajan India”), based in Delhi, India, was our software development center. This center was closed in January 2012 and these functions moved to our River Falls headquarters. In 2010, we also established a Global Language Service Center in Spain, Sajan Spain S.L.A. (“Sajan Spain”), to serve the European market.  In 2011, we established a Global Language Service Center in Singapore, Sajan Singapore Pte. Ltd. (“Sajan Singapore”), to serve the Asia Pacific market. In addition, in 2011 we acquired companies in Spain (“New Global Europe”) and Canada (“New Global Canada”). All of these operations are wholly-owned subsidiaries of Sajan. Effective as of May 7, 2012, Sajan, LLC was merged with and into Sajan, Inc, and Sajan, Inc. was the surviving entity.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sajan, Inc. and its wholly-owned subsidiaries, Sajan, LLC, Sajan Software, Sajan India, Sajan Spain, Sajan Singapore, New Global Europe and New Global Canada from the effective date of their acquisition or formation.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $15,000 at both March 31, 2012 and 2011. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

Income / Loss Per Common Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include unexercised stock options and warrants. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. In calculating diluted weighted average shares and per share amounts, stock options and warrants with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, are considered to be outstanding using the treasury stock method. The treasury stock method requires the calculation of the number of additional shares by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year.  In the event that the Company is in a net loss situation, all options and warrants outstanding are excluded from the diluted weighted average shares outstanding calculation as the effect of these options is anti-dilutive.

For the three months ended March 31, 2012 we excluded options to purchase 1,366,050 shares and warrants to purchase 176,026 shares from the diluted weighted average share outstanding calculation because the Company had a net loss and inclusion of these shares would have been anti-dilutive. For the three months ended March 31, 2011, we excluded options to purchase 1,166,646 shares and warrants to purchase 557,195 shares from the diluted weighted average shares outstanding calculation because the Company had a net loss and inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Numerator:
Net loss	$(789,601)	$(60,345)
Denominator:
Weighted average common shares outstanding – basic and diluted	16,179,193	16,009,331
Loss per common share – basic	$(0.05)	$(0.00)

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

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets, which include intangibles and patents, are subject to amortization.  There was no impairment for the three months ended March 31, 2012 and 2011.

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
Customer lists acquired	$912,405	$912,405
Patents and licenses	507,898	504,838
Total	1,420,303	1,417,243
Less accumulated amortization	(557,772)	(472,452)
Total intangible assets, net	$862,531	$944,791

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

Capitalized software development costs consist of the following as of:

	March 31, 2012	December 31, 2011
Capitalized software development costs	$2,534,891	$2,534,891
Less accumulated amortization	(2,488,666)	(2,435,652)
Change in foreign currency exchange rates	25,002	23,764
Total capitalized software development costs, net	$71,227	$123,003

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense for the three months ended March 31, 2012 and 2011 was $53,014 and $103,241, respectively.  Estimated amortization expense for capitalized software costs for the years ending December 31, 2012, and 2013 are expected to be approximately, $111,000, and $12,000, respectively.

 Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended March 31, 2012 and 2011, total stock-based compensation expense was approximately $54,000 ($0.00 per share) and $53,000 ($0.00 per share), respectively.   As of March 31, 2012, there was approximately $504,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

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

There were no stock option grants in the three months ended March 31, 2012. In determining the compensation cost of the options granted during the three months ended March 31, 2011, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	2012	2011
Risk-free interest rate	-%	2.8%
Expected life of options granted	-	7 years
Expected volatility range	-%	59%
Expected dividend yield	-%	-%

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended March 31, 2012 and 2011 have a weighted-average grant date fair value of $0.00 and $0.68.

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

2.	Concentrations of Credit Risk

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At March 31, 2012 and 2011, one customer accounted for approximately 16% and 15% of accounts receivable, respectively.

Sales concentration – For the three months ended March 31, 2012 and 2011, no customers accounted for more than 10% of net revenues.

3.	Segment Information and Major Customers

The Company views its operations and manages its business as one reportable segment, providing language translation solutions to a variety of companies, primarily in its targeted vertical markets.  Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  The Company markets its products and services through its headquarters in the United States and its wholly-owned subsidiaries operating in Ireland, India, Spain, Canada and Singapore.

Net sales per geographic region, based on the billing location of end customer, are summarized below.

	Three months ended March 31,
	2012		2011
	Sales	Percent	Sales	Percent
United States	$3,400,000	73%	$4,093,000	79%
International	1,260,000	27%	1,121,000	21%
Total Sales	$4,660,000	100%	$5,214,000	100%

No individual foreign country accounted for 10% of consolidated revenue in any period presented.

4.	Related Party Transactions

Notes Payable

Notes payable and accrued interest to related parties was approximately $756,000 and $801,000 at March 31, 2012 and December 31, 2011, respectively, related to notes payable to officers and stockholders of the Company, Shannon and Angela Zimmerman.   On February 23, 2010, the Company issued a Promissory Note to Shannon and Angela Zimmerman as part of the consideration for the merger of Sajan, Inc. and Garuda Acquisition, LLC, a wholly-owned subsidiary of MathStar, Inc. (for a discussion of this merger, see Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012).  The Promissory Note documents the Company’s obligation to pay $1 million of the pro rata amount of the cash consideration for the merger to the Zimmermans. The Promissory Note had a term of one year and provides for an interest rate of 8% per year to be accrued until payment of the Promissory Note.  On February 22, 2011, the Promissory Note was amended. The amendment called for the payment of $250,000 of the principal amount immediately together with all accrued interest, but extended the due date on the remaining $750,000 principal amount of the Promissory Note to August 23, 2012. The other terms of the Promissory Note remain the same. On March 26, 2012, the Promissory Note was amended to extend its maturity date to August 23, 2013.

Upon the occurrence of an “event of default,” as defined in the Promissory Note, and at any time thereafter, the unpaid principal balance, plus accrued interest, plus all other amounts due under the Promissory Note will, at the option of the Zimmermans, be immediately due and payable, without notice or demand. The obligations of the Company under the Promissory Note are unsecured and are subordinated to the Credit Facility. (See Note 6.)

Accrued interest was approximately $66,000 and $51,000 as of March 31, 2012 and December 31, 2011, respectively. Interest expense was approximately $15,000 for the three months ended March 31, 2012 and 2011.

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

5.	Other Accrued Liabilities

Other accrued liabilities represent the following at:

	March 31, 2012	December 31, 2011
Legal and professional services	$54,210	$22,720
VAT tax obligations	50,865	71,185
Other	45,853	73,325
Total	$150,928	$167,230

6.	Credit Facility

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

As of March 31, 2012, no borrowings had been drawn under the Credit Facility. The Company was in compliance with all applicable covenants of the Credit Facility during the period ended March 31, 2012.

7.	Options and Warrants

Amended and Restated 2004 Long-Term Incentive Plan

Over the past several years, shareholders have approved various modifications to the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”) so that as of March 31, 2012, 2,200,000 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company. Exercise prices are determined by the board of directors on the dates of grants. The Company issues new shares when stock options are exercised.

On March 31, 2012, 1,366,050 options in the Plan were outstanding with a weighted average exercise price of $1.29 per share.

8.	Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, stock options and warrants, prepaid expenses, unrealized loss on securities, capitalized software costs, cash  to accrual  conversion, and accrued liabilities.  Our current deferred tax asset as of both March 31, 2012 and December 31, 2011, was approximately $591,000 . Our current deferred tax liability as of both March 31, 2012 and December 31, 2011 was $537,000.

The cumulative net operating loss available to offset future income for federal and state reporting purposes was approximately $31.6 million and $9.2 million, respectively as of March 31, 2012.  Available research and development credit carryforwards at March 31, 2011, were $0.7 million. The difference between the amount of net operating loss carryforward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. No deferred taxes have been provided for these losses. The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2030 and the tax credit carryforwards expire in calendar years 2020 through 2028.

Future utilization of available net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized. Based upon the provisions of Section 382 of the Code, as of March 31, 2012 approximately $1.6 million of net operating loss carryforwards are limited as to future use. The amount of these losses which are available in any one year is approximately $0.6 million. No limitations exist on the remaining $30.0 million of federal loss carryforwards.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generations of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   The Company has recorded a valuation allowance to offset substantially all of its deferred taxes as the Company believes it is more likely than not that it will be unable to fully utilize the deferred tax benefits.  The valuation allowance was $12.8 million and $12.0 as of March 31, 2012 and December 31, 2011, respectively. In the event that the Company determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will reduce its deferred income tax expense.

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

9.	Closure of India Operation

In January 2012, the Company implemented a plan to close the software development operation in India and to transfer those activities to its River Falls headquarters. The Company terminated the employees in January and is in the process of terminating the facility lease. There were limited assets and liabilities of the operation. The Company expects to incur the following costs in connection with this action:

Loss on disposal of equipment and other assets	$31,143
Employee severance	18,970
Lease termination	20,000
Professional fees and costs	10,000
Net loss	$80,113

Total cash expenses will be approximately $50,000. Approximately $19,000 was paid during the first quarter of 2012 and the remainder will be paid out in the second quarter of 2012.

10.	Legal Proceedings

The Company expenses legal costs as incurred. In the ordinary course of business, the Company is subject to legal actions, proceedings and claims. As of the date of this report management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

11.	Commitments

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“   Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report generally relate to: (i) our intent to invest in growth initiatives, including sales and marketing programs; (ii) our expectation to generate positive cash flow from operations; (iii) our estimates of operating expenses; and (iv) our beliefs regarding the adequacy of our capital resources.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include:

•	our rate of growth in the global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	continued economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth;

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 30, 2012.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Sajan does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and the related notes included in our Annual Report Form on 10-K filed with the SEC on March 30, 2012.

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

Effective as of May 7, 2012, Sajan, LLC was merged with and into Sajan, Inc, and Sajan, Inc. was the surviving entity in the merger.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three months ended March 31, 2012.

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

We have an accumulated NOL carryforward of approximately $31.6 million for federal income tax purposes and approximately $9.2 million for state income tax purposes. The NOL carryforward amounts may be used to offset future income tax liabilities. Future utilization of available net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized. Based upon the provisions of Section 382 of the Code, as of December 31, 2011 approximately $1.6 million of net operating loss carryforwards are limited as to future use. The amount of these losses which are available in any one year is approximately $0.6 million. No limitations exist on the remaining $30.0 million of federal loss carryforwards. The Company is subject to Alternative Minimum Tax (AMT), which only allows for the utilization of existing NOL carryforwards to offset 90% of AMT taxable income.

The Company is allowed to issue shares in each year subsequent to February 23, 2010 in an amount not to exceed 10% of the share count at the beginning of such year without violating the Section 382 of the Code change of control limitations, even if such issuance were to constitute a change of control as defined in Section 382 of the Code.

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

Results of Operations - Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

For the three months ended March 31, 2012, net loss was $790,000 compared to net loss of $60,000 for the three months ended March 31, 2011. Operating results for the quarter reflect decreased revenues and increased cost of revenues from additional employee related costs. During the quarter we increased staff in our operation centers in anticipation of revenue growth. In addition, operating expenses increased by $0.1 million. The increase in operating expenses was primarily due to the costs associated with the closure of our subsidiary in India. Excluding this expense, operating costs in the quarter were essentially the same as in the quarter ended March 31, 2011.

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax benefit are discussed below.

	Three months ended March 31,
Item	2012	2011	% Change (Year Over Year)
Revenues	$4,663,731	$5,213,660	(10.5)%
Cost of Revenues	3,121,765	3,045,993	2.5%
Operating Expenses:
Sales and Marketing	602,562	599,868	0.4%
Research and Development	446,726	419,553	6.5%
General and Administrative	966,210	1,012,312	(4.6)%
Shutdown Expenses	80,113	-	100.0
Depreciation and amortization	220,916	195,427	13.0%
Other Income (Expense):
Interest expense	(17,826)	(18,144)	(1.8)%
Interest and other income	1,058	3,683	(71.3)%
Other expense	1,728	13,609	(87.3)%
Net loss	$(789,601)	$(60,345)	1208.5%

Revenues

Revenues totaled $4.7 million for the three months ended March 31, 2012 compared to $5.2 million for the three months ended March 31, 2011. This decrease of $0.5 million or 10.5% is the result of a reduction in projects from clients, primarily early in the quarter and slower than anticipated revenue from new clients.

Cost of Revenues

Cost of revenues increased $0.1 million, or 2.5% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.   As a percentage of revenue, cost of revenues was 66.9% for the three months ended March 31, 2012 compared to 58.4% for the same interim period in 2011. The increase in dollar terms resulted from additional employee related costs of $220,000 related to normal salary increases and increased staff that were added in late 2011 in anticipation of an increase in revenues. These increases were offset by lower translator related costs as we translated fewer words in the three months ended March 31, 2012. The cost of revenues as a percentage of revenue increased as a result of an increase in staff costs and a decrease in revenues as compared with the same period in the prior year.

Cost of revenue excludes depreciation and amortization of $0.22 million and $0.20 million for the three months ended March 31, 2012 and March 31, 2011, respectively, which are included in operating expenses.

Operating Expenses

Total operating costs for the three months ended March 31, 2012 were $2.3 million compared to $2.2 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, the major components of these costs were sales and marketing, research and development, general and administrative expenses and depreciation and amortization expense. In addition, in the three months ended March 31, 2012, we recorded $80,000 of expense related to the closure of our Indian subsidiary. A discussion of the various components of our operating costs for the three months ended March 31, 2012 and 2011 appears below:

Sales and Marketing. Sales and marketing expense was approximately $0.6 million for each of the three months ended March 31, 2012 and 2011. For the quarter ended March 31, 2012, an increase in payroll and related expenses was primarily offset by a decrease in commission expense. As a percentage of revenue, sales and marketing expense was approximately 12.9% for the three months ended March 31, 2012, as compared to 11.5% for the same interim period in 2011. The increase in the percentage of revenues reflects the impact of the reduction in revenues in the quarter.

Research and Development.  Research and development expense of approximately $0.45 million grew $27,000 or 6.5% for the three months ended March 31, 2012 over research and development expense of $0.42 million for the three months ended March 31, 2011.  The increase for the three months ended March 31, 2012 is the result of additional employee related costs in our River Falls office, offset by a reduction in costs in our India software development center, which was closed in the first quarter of 2012. As a percentage of revenue, research and development expense increased to 9.6% for the three months ended March 31, 2012 compared to 8.0% for the three months ended March 31, 2011, primarily due to the decrease in revenues in the first quarter of 2012.

General and Administrative.  General and administrative expense was $0.97 million and $1.01 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of approximately $46,000, or 4.6%.  As a percentage of revenue, general and administrative expense was 20.7% for the three months ended March 31, 2012 as compared with 19.4% for the three months ended March 31, 2011.  The increase in dollar terms reflects additional staff and costs associated with annual salary adjustments as well as costs associated with our Singapore office which opened in the fourth quarter of 2011. These increases were offset by lower legal and litigation settlement expenses of approximately $90,000.

Depreciation and Amortization.  Depreciation and amortization expense was $0.22 million and $0.20 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $25,000.  The increase relates to additional amortization of intangibles acquired in the fourth quarter of 2011. As a percentage of revenue, depreciation and amortization expense was 4.7% for the three months ended March 31, 2012 as compared to 3.7% for the three months ended March 31, 2011.

Loss on Subsidiary Closure. In the first quarter of 2012, the Company closed its Indian software development operation. As a result of this decision, the company incurred a loss of approximately $80,000 in the quarter related to the write off of assets, severance payments and recognition of additional lease obligations and professional fees.

Other Income (Expense).   Interest expense for three months ended March 31, 2012 and 2011 was approximately $18,000.

Income Tax Benefit

There was no income tax expense or benefit for the three months ended March 31, 2012 and March 31, 2011.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three months ended March 31,
	2012	2011
Cash flows provided (used) by :
Operating activities	$(927,889)	$(24,396)
Investing activities	(90,916)	977,117
Financing activities	(6,092)	(1,230,209)
Net decrease in cash	(1,024,897)	(277,488)
Effect of exchange rate changes in cash	57,455	7,652
Cash and equivalents, beginning of year	1,763,249	1,903,229
Cash and equivalents, end of period	$795,807	$1,633,393

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $0.93 million and was used to fund our operations, fund investments in working capital and expand our operations internationally.  Net cash used by operating activities for the three months ended March 31, 2011 was a result of a significantly lower net loss, and lower investment in working capital.

Net Cash (Used in) Provided by Investing Activities

Net cash of $0.09 million used by investing activities for the three months ended March 31, 2012 primarily related to purchases of equipment for use in the business. Net cash of $0.98 million provided by investing activities for the three months ended March 31, 2011 related to the release of funds from a restricted escrow account (which were used to make the payments on a note payable.)

Net Cash Used in Financing Activities

Net cash of $6,000 used in financing activities for the three months ended March 31, 2012 primarily related to payments on our capital lease obligation. Net cash used in financing activities of $1.2 million for the three months ended March 31, 2011 related to amounts used to make payments on a note payable.

Sources of Capital

For the three months ended March 31, 2012, our principal source of liquidity was funds generated from operations and cash reserves.

In March 2012 we entered into a one-year revolving working capital line of credit with Silicon Valley Bank (“SVB”), which permits borrowings up to a principal amount equal to the lesser of (a) $1,500,000 or (b) 80% of the aggregate amount of our outstanding eligible domestic accounts receivable, subject to customary limitations and exceptions (the “Credit Facility”). As of March 31, 2012, no borrowings had been drawn under the Credit Facility. Interest on the principal amount outstanding under the Credit Facility accrues at a floating rate equal to the greater of 50 basis points above the U.S. prime rate and 4.0%, and is payable monthly on the first calendar day of each month. The outstanding principal amount of any borrowings under the Credit Facility, along with any accrued and unpaid interest thereon, is payable on the maturity date, March 28, 2013. The facility is governed by the terms of a Loan and Security Agreement (the “Loan Agreement”) which requires compliance with certain financial and other covenants, is secured by all of our domestic assets except intellectual property (which we agreed not to pledge to others), and is guaranteed on an unsecured basis by certain of our subsidiaries. The Loan Agreement contains customary events of default, which, if triggered, would permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the Loan Agreement.

Uses of Capital

Sajan’s primary uses of capital resources for the three months ended March 31, 2012 were to fund our loss from operations, our investments in working capital and purchases of equipment. We intend to utilize our current capital resources and our new line of credit facility to support our business, including ongoing sales and marketing activities both domestically and internationally, enhancement to our translation management system, and where appropriate, acquisitions of companies that may add to our operations and client base.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e) and 15d-15(e)), and concluded that our disclosure controls and procedures are defined at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A complete summary of our legal proceedings is included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

In addition to the legal proceedings described in the foregoing reports, we may be subject to legal actions, proceedings and claims in the ordinary course of business. As of the date of this report management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2012	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

	By:	/s/ Timothy Clayton
Timothy Clayton
Chief Financial Officer

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on August 3, 2005, Registration No. 333-127164 {“Registration Statement”}).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2008).

3.3	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of the State of Delaware on February 25, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

3.4	Certificate of Ownership and Merger merging Sajan, Inc. into MathStar, Inc. filed with the Securities and Exchange Commission on March 3, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2010).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

10.1	Standard Office Lease Agreement (No. 3) between Sajan, Inc. and River Valley Business Center, LLC, effective February 28, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012).

10.2	Loan and Security Agreement dated March 28, 2012, by and among Sajan, Inc., Sajan, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012).

10.3	Subordination Agreement dated March 28, 2012, by and among Sajan, Inc., Sajan, LLC, Angel and Shannon Zimmerman and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012).

10.4	Second Amendment, dated March 26, 2012, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

(*)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus of other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

