Form 10-Q
period 2012-09-30
SAJAN INC
filed 2012-11-14
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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

As of September 30, 2012, the registrant had 16,185,804 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$660,702	$1,763,249
Accounts receivable, net of allowance of $15,000	3,144,274	3,501,898
Deferred tax asset, net of allowance	54,180	54,180
Unbilled services	1,146,335	823,617
Prepaid expenses and other current assets	456,356	415,794
Total current assets	5,461,847	6,558,738

Property and equipment, net	853,669	758,440

Other assets:
Intangible assets, net	605,651	944,791
Capitalized software development costs, net	158,410	123,003
Other assets	21,658	32,820
Total other assets	785,719	1,100,614

Total assets	$7,101,235	$8,417,792

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of capital lease obligation	$29,663	$26,039
Acquisition liability - due to sellers	189,955	331,131
Accounts payable	2,568,521	2,507,490
Accrued interest – related party	96,164	51,123
Accrued compensation and benefits	507,342	665,793
Accrued liabilities	143,655	167,230
Deferred revenue	655,010	875,017
Total current liabilities	4,190,310	4,623,823

Commitments and contingencies

Long-term liabilities:
Capital lease obligation, net of current portion	15,805	38,528
Note payable – related party	750,000	750,000
Total long-term liabilities	765,805	788,528
Total liabilities	4,956,115	5,412,351

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized; 16,185,804 and 16,165,970 issued and outstanding at September 30, 2012 and December 31, 2011	161,857	161,659
Additional paid-in capital	6,817,275	6,695,069
Accumulated deficit	(4,689,425)	(3,676,350)
Accumulated other comprehensive loss:
Foreign currency adjustment	(144,587)	(174,937)
Total stockholders’ equity	2,145,120	3,005,441
Total liabilities and stockholders’ equity	$7,101,235	$8,417,792

See notes to unaudited consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Translation and consulting	$5,155,120	$5,185,758	$15,331,619	$15,816,444

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	3,303,260	3,053,872	9,947,087	9,350,483
Sales and marketing	571,371	647,477	1,814,143	1,908,708
Research and development	182,517	443,608	948,323	1,235,749
General and administrative	893,267	986,425	2,843,486	2,890,473
Loss on subsidiary closure	-	-	80,113	-
Depreciation and amortization	184,846	173,746	589,081	552,953
Total operating expenses	5,135,261	5,305,128	16,222,233	15,938,366

Income (loss) from operations	19,859	(119,370)	(890,614)	(121,922)

Other income (expense):
Interest expense	(23,251)	(18,594)	(70,356)	(54,210)
Interest and other income	(308)	1,168	2,665	4,069
Other, net	(5,515)	(4,371)	(21,195)	13,522
Total other (expense), net	(29,074)	(21,797)	(88,886)	(36,619)

Loss before income taxes	(9,215)	(141,167)	(979,500)	(158,541)

Income tax expense	33,575	-	33,575	-

Net loss	$(42,790)	$(141,167)	$(1,013,075)	$(158,541)
Loss per common share – basic and diluted	$(.00)	$(.01)	$(.06)	$(.01)

Weighted average shares outstanding – basic and diluted	16,185,804	16,027,799	16,183,600	16,019,386
Net loss	$(42,790)	$(141,167)	$(1,013,075)	$(158,541)
Other comprehensive income (loss):
Effect of foreign currency translation adjustments	18,452	(130,191)	30,350	(101,376)
Comprehensive loss	$(24,338)	$(271,358)	$(982,725)	$(259,917)

See notes to unaudited consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,013,075)	$(158,541)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on subsidiary closure	80,113	-
Amortization of capitalized software costs	104,510	269,566
Amortization of license costs	57,428	94,977
Amortization of intangible assets	200,974
Depreciation	226,170	188,410
Stock-based compensation expense	122,404	161,426

Decrease (increase) in current assets:
Accounts receivable	357,624	20,455
Unbilled services	(322,718)	(318,967)
Prepaid expenses and other current assets	(105,490)	(261,958)
Other assets	(2,276)
Increase (decrease) in current liabilities:
Accounts payable	61,031	(27,186)
Accrued interest – related party	45,041	(32,164)
Accrued compensation and benefits	(158,451)	173,505
Accrued liabilities	(65,572)	(134,752)
Deferred revenue	(220,007)	520,675
Net cash flows provided by (used in) operating activities	(632,294)	495,446

Cash flows from investing activities:
Purchases of property and equipment	(336,250)	(182,708)
Purchases of intangible assets	(3,010)	-
Increase in Capitalized Software Development	(138,679)	-
Release of restricted cash	-	1,000,000
Payment of dissenter liability	-	(50,000)
Net cash flows provided by (used in) investing activities	(477,939)	767,292

Cash flows from financing activities:
Escrow proceeds returned for dissenter shares	-	19,790
Payments on note payable – indemnification escrow	-	(1,000,000)
Payments on note payable – related party	-	(250,000)
Payments on capital lease obligation	(19,099)	(8,960)
Proceeds from exercise of stock options	-	8,407
Net cash flows used in financing activities	(19,099)	(1,230,763)

Net increase (decrease) in cash and cash equivalents	(1,129,332)	31,975

Effect of exchange rate changes in cash	26,785	(96,385)
Cash and cash equivalents – beginning of period	1,763,249	1,903,229

Cash and cash equivalents – end of period	$660,702	$1,838,819

Cash paid for interest, net of amortization of loan fees	$25,315	$86,374
Non-cash investing and financing transactions: Cashless exercise of stock options	$198	$-
Purchase of fixed assets via capital lease obligation	$-	$79,360
Adjustment to intangible assets and acquisition liability - due to sellers due to finalization of purchase price	$141,176	$-

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $15,000 at both September 30, 2012 and December 31, 2011. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended September 30,
	2012	2011
Numerator:
Net loss	$(42,790)	$(141,167)
Denominator:
Weighted average common shares outstanding - basic and diluted	16,185,804	16,027,799
Loss per common share - basic and diluted	$(.00)	$(.01)

Awards excluded from diluted income (loss) per share	1,314,076	1,989,980

	Nine months ended September 30,
	2012	2011
Numerator:
Net loss	$(1,013,075)	$(158,541)
Denominator:
Weighted average common shares outstanding - basic and diluted	16,183,600	16,019,386
Loss per common share - basic and diluted	$(.06)	$(.01)

Awards excluded from diluted loss per share	1,314,076	1,989,980

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

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets, which include intangibles and patents, are subject to amortization.  There was no impairment for the three and nine months ended September 30, 2012 and 2011. See Note 12 for change with customer lists acquired at September 30, 2012.

	September 30, 2012	December 31, 2011
Customer lists acquired	$774,239	$912,405
Patents	504,838	504,838
Less accumulated amortization	(673,426)	(472,452)
Total intangible assets, net	$605,651	$944,791

Capitalized Software Development Costs

Sajan capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. During the three months ended September 30, 2012, the Company capitalized $139,000 related to software development activities.

Capitalized software development costs consist of the following as of:

	September 30, 2012	December 31, 2011
Capitalized software development costs	$2,673,570	$2,534,891
Less accumulated amortization	(2,522,335)	(2,435,652)
Change in foreign currency	7,175	23,764
Total capitalized software development costs, net	$158,410	$123,003

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. During the three and nine months ended September 30, 2012, the Company capitalized software costs of $138,679. As of September 30, 2012, these new costs and projects were not completed or implemented. Capitalized software amortization expense for the three and nine months ended September 30, 2012 was $17,730 and $104,510, respectively, and for the three and nine months ended September 30, 2011 was $76,444 and $269,566, respectively. Estimated amortization expense for capitalized software costs are expected to be approximately $14,000 for the remainder of 2012 and $58,900, $46,200, and $39,300 for the years ending December 31, 2013, 2014 and 2015, respectively.

 Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three and nine months ended September 30, 2012, total stock-based compensation expense was approximately $18,000 ($0.00 per share) and $122,000 ($0.01 per share) respectively. For the three and nine months ended September 30, 2011, total stock-based compensation expense was approximately $54,000 ($0.00 per share) and $161,000 ($0.01 per share) respectively. As of September 30, 2012, there was approximately $211,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

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

In determining the compensation cost of the options granted during 2012 and 2011, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended September 30,
	2012	2011
Risk-free interest rate	0.2%	1.5%
Expected life of options granted	2.8 Yrs	7 Yrs
Expected volatility range	76.6%	60.0%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended September 30, 2012 and 2011 have a weighted-average grant date fair value of $0.36 and $0.85.

	Nine months ended September 30,
	2012	2011
Risk-free interest rate	0.7%	1.93%
Expected life of options granted	7 Yrs	7 Yrs.
Expected volatility range	68.6%	60.0%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued have a weighted-average grant date fair value for the nine months ended September 30, 2012 and 2011 of $0.60 per share and $ 0.80 per share, respectively.

Revenue Recognition

The Company derives revenues primarily from language translation services and professional consulting services.

Translation services utilize the Company’s proprietary translation management system – GCMS - to provide a solution for all of the customer’s language translation requirements. Services include content analysis, translation memory and retrieval, language translation, account management, graphic design services, technical consulting and professional services.  Services associated with translation of content are generally billed on a “per word” basis. Professional services, including technical consulting and project management are billed on a per hour rate basis.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At September 30, 2012 and December 31, 2011, one customer accounted for approximately 29% and 17% of accounts receivable, respectively.

Sales concentration – For the three months ended September 30, 2012, two customers accounted for 18.5 % and 15.2% of net revenues and one customer accounted for 15.1% of net revenues for the three month period ended September 30, 2011. For the nine months ended September 30, 2012, two customers accounted for 17.7% and 12.2% of net revenues and one customer accounted for 14.8% of net revenues for the same period of 2011.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized below.

	Three months ended September 30,
	2012		2011
	Sales	Percent	Sales	Percent
United States	$3,800,000	73%	$3,500,000	67%
International	1,400,000	27%	1,700,000	33%
Total Sales	$5,200,000	100%	$5,200,000	100%

	Nine months ended September 30,
	2012		2011
	Sales	Percent	Sales	Percent
United States	$11,000,000	72%	$11,100,000	70%
International	4,300,000	28%	4,700,000	30%
Total Sales	$15,300,000	100%	$15,800,000	100%

For the three and nine months ended September 30, 2012, one foreign country accounted for 12.3% and 11.6% of the net revenues, respectively and 11.6% and 10.6% of net revenues for the same periods in 2011.

4.	Related Party Transactions

Notes Payable

Notes payable and accrued interest to related parties was approximately $846,000 and $801,000 at September 30, 2012 and December 31, 2011, respectively, related to notes payable to directors, executive officers and stockholders of the Company, Shannon and Angela Zimmerman.   On February 23, 2010, the Company issued a Promissory Note to Shannon and Angela Zimmerman as part of the consideration for the merger of Sajan, Inc. and Garuda Acquisition, LLC, a wholly-owned subsidiary of MathStar, Inc. (for a discussion of this merger, see Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012).  The Promissory Note documents the Company’s obligation to pay $1 million of the pro rata amount of the cash consideration for the merger to the Zimmermans. The Promissory Note had a term of one year and provides for an interest rate of 8% per year to be accrued until payment of the Promissory Note.  On February 22, 2011, the Promissory Note was amended. The amendment called for the payment of $250,000 of the principal amount immediately together with all accrued interest, but extended the due date on the remaining $750,000 principal amount of the Promissory Note to August 23, 2012. The other terms of the Promissory Note remain the same. On March 26, 2012, the Promissory Note was amended to extend its maturity date to August 23, 2013.

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

Accrued interest was approximately $96,000 and $51,000 as of September 30, 2012 and December 31, 2011, respectively. Interest expense was approximately $15,000 and $45,000 for the three and nine months ended September 30, 2012, respectively and $15,000 and $48,000 for the respective three and nine months ended September 30, 2011.

Lease

Sajan leases its office space, under three non-cancelable operating leases, from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon Zimmerman and Angela Zimmerman, each of whom is an executive officer and director of the Company and a beneficial owner of the Company’s outstanding voting common stock. During 2011, the space consisted of approximately 16,000 square feet and was leased pursuant to two agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Effective February 28, 2012, the Company entered into a third lease for an additional 3,850 square feet of space in the same building. The monthly lease payment for this additional space is $4,650. All other terms of the lease are the same as the previous leases.

5.	Accrued Liabilities

Accrued liabilities represent the following at:

	September 30, 2012	December 31, 2011
Legal and professional services	$63,456	$22,720
VAT tax obligations	79,400	71,185
Other	799	73,325
Total	$143,655	$167,230

6.	Credit Facility

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

The loans made to us under the Loan Agreement are senior in right of payment to loans made to us by certain of our directors, executive officers and stockholders. In connection with the Loan Agreement, we entered into a Subordination Agreement, dated as of March 28, 2012, with SVB and Shannon and Angel Zimmerman (the “Zimmermans”), relating to the promissory note issued by us to the Zimmermans on February 23, 2010, in the original aggregate principal amount of $1,000,000 (the “Zimmerman Note”). (See Note 4) The Subordination Agreement provides that we will not make principal payments on the Zimmerman Note prior to repaying the full amount of borrowings made under the Credit Facility.

As of September 30, 2012, no borrowings had been drawn under the Credit Facility. (See Note 12) At one month end during the quarter ended September 30, 2012, the Company was not in compliance with one of the covenants of the Credit Facility. The Company received a waiver for this violation. The Company was in compliance with all applicable covenants of the Credit Facility during the three months ended September 20, 2012.

7.	Options and Warrants

Amended and Restated 2004 Long-Term Incentive Plan

Over the past several years, shareholders have approved various modifications to the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”) so that as of September 30, 2012, 2,200,000 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company. Exercise prices are determined by the board of directors on the dates of grants. The Company issues new shares when stock options are exercised.

On September 30, 2012, 1,138,050 options in the Plan were outstanding with a weighted average exercise price of $1.19 per share.

8.	Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, stock options and warrants, prepaid expenses, unrealized loss on securities, capitalized software costs, cash  to accrual  conversion, and accrued liabilities.  Our current deferred tax asset as of both September 30, 2012 and December 31, 2011, was approximately $591,000 . Our current deferred tax liability as of both September 30, 2012 and December 31, 2011 was approximately $537,000.

The cumulative net operating loss available to offset future income for federal and state reporting purposes was approximately $31.6 million and $9.2 million, respectively as of September 30, 2012.  Available research and development credit carryforwards at September 30, 2012, were $0.7 million. The difference between the amount of net operating loss carryforward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. No deferred taxes have been provided for these losses. The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2030 and the tax credit carryforwards expire in calendar years 2020 through 2028.

Future utilization of available net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized. Based upon the provisions of Section 382 of the Code, as of September 30, 2012 approximately $1.6 million of net operating loss carryforwards are limited as to future use. The amount of these losses which are available in any one year is approximately $0.6 million. No limitations exist on the remaining $30.0 million of federal loss carryforwards.

Income tax expense was $34,000 for the three months ended September 30, 2012. The expense for the quarter relates to taxes withheld on services performed in China and income taxes on our operation in Spain.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generations of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   The Company has recorded a valuation allowance to offset substantially all of its deferred taxes as the Company believes it is more likely than not that it will be unable to fully utilize the deferred tax benefits.  The valuation allowance was $12.3 million and $12.0 million as of September 30, 2012 and December 31, 2011, respectively. In the event that the Company determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will reduce its deferred income tax expense.

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

Total cash expenses will be approximately $50,000. Approximately $27,000 was paid during the first nine months of 2012 and the remainder will be paid out in the fourth quarter of 2012.

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

12.	Subsequent Events

On October 14, 2012, the Company and the previous owners of New Global Europe, New Global Canada, and certain assets purchased by the Company entered into an agreement to formalize the purchase price adjustments that were outlined in the Purchase Agreement dated October 14, 2011 (for a discussion of this acquisition, see Note 3 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012). The Company also completed its final valuation of the intangible assets acquired. As a result of this amendment to the agreement, the Company has recorded a reduction in the remaining obligation to the former New Global owners of $141,000 and a corresponding reduction of intangible assets as of September 30, 2012, see Note 1. The remaining obligation to the former New Global owners of $190,000 was settled on October 14, 2012, through the payment of $95,000 and the issuance of 82,589 shares of the Company’s common stock.

Also subsequent to September 30, 2012, the Company borrowed $200,000 under its Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“   Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report generally relate to: (i) our intent to invest in growth initiatives, including sales and marketing programs, enhancements to our translation management database, and potential acquisitions; (ii) our expectation to generate positive cash flow from operations; (iii) our estimates of operating expenses; (iv) our ability to obtain additional financing; (v) our beliefs regarding the adequacy of our capital resources; and (vi) the expenses associated with the closure of the Sajan India facility.

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

In October 2011, we completed the acquisition of the New Global Group (“New Global”) of companies. New Global is a provider of multilingual communication services and technologies serving clients in the United States, Canada and Europe through offices in Montreal, Canada and Madrid, Spain. This acquisition included the purchase of the outstanding stock of two subsidiaries of New Global, New Global Canada and New Global Europe, and certain assets and liabilities of New Global LLC. The effective date of the acquisition was October 1, 2011. New Global Canada and New Global Europe are now wholly-owned subsidiaries of Sajan.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2012.

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

Results of Operations - Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three months ended September 30, 2012, net loss was $43,000 compared to net loss of $141,000 for the three months ended September 30, 2011. Operating results for the quarter reflect slightly decreased revenues and increased cost of revenues from additional employee related costs. Total operating expenses were $5.14 million in the quarter ended September 30, 2012 compared to $5.31 million in the quarter ended September 30, 2011.

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax benefit are discussed below.

	Three Months Ended		% Change
Item	9/30/2012	9/30/2011	(Year Over Year)
Revenues	$5,155,120	$5,185,758	-0.6%
Cost of Revenues	3,303,260	3,053,872	8.2%
Operating Expenses:
Sales and Marketing	571,371	647,477	-11.8%
Research and Development	182,517	443,608	-58.9%
General and Administrative	893,267	986,425	-9.4%
Depreciation and Amortization	184,846	173,746	6.4%
Other Income (Expense):
Interest expense	(23,251)	(18,594)	25.0%
Interest and other income	(308)	1,168	-126.4%
Other expense	(5,514)	(4,371)	26.1%
Loss before income taxes	(9,215)	(141,167)	-93.5%
Income tax expense	33,575	-	100.0%
Net loss	$(42,790)	$(141,167)	-69.7%

Revenues

Revenues totaled $5.16 million for the three months ended September 30, 2012 and $5.19 million for the three months ended September 30, 2011. This slight decrease of $30,000 or 0.6%, resulted from a decrease in the growth of business with existing customers.

Cost of Revenues

Cost of revenues increased $0.25 million, or 8.2% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.   As a percentage of revenue, cost of revenues was 64.1% for the three months ended September 30, 2012 compared to 58.9% for the same interim period in 2011. The increase in dollar terms resulted from additional employee related costs of approximately $52,000 related to normal salary increases and increased staff resulting from the acquisition of New Global and the opening of our Singapore office, all which were added in late 2011, and increased translator costs of $200,000. Cost of revenue excludes depreciation and amortization of $0.18 million for the three months ended September 30, 2012 and $0.17 million for the three months ended September 30, 2011, which are included in operating expenses.

Operating Expenses

Total operating costs, excluding costs of revenue, was approximately $1.83 million for the three months ended September 30, 2012 compared to $2.25 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, the major components of these costs were sales and marketing, research and development, general and administrative expenses and depreciation and amortization expense. A discussion of the various components of our operating costs for the three months ended September 30, 2012 and 2011 appears below:

Sales and Marketing. Sales and marketing expense was approximately $0.57 million and $0.65 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in expense was primarily related to the restructuring of the commission program. As a percentage of revenue, sales and marketing expense was approximately 11.1% for the three months ended September 30, 2012, as compared to 12.5% for the same interim period in 2011. The decrease in the percentage of revenues reflects the impact of the reduction in the commission program in the year.

Research and Development.  Research and development expense of approximately $0.18 million decreased by $260,000 or 58.9% for the three months ended September 30, 2012 over research and development expense of $0.44 million for the three months ended September 30, 2011.  The decrease for the three months ended September 30, 2012 is the result of a reduction in payroll costs by combining our USA and India software development centers and capitalizing software development costs of approximately $140,000 associated with our product development activities. As a percentage of revenue, research and development expense decreased to 3.5% for the three months ended September 30, 2012 compared to 8.6% for the three months ended September 30, 2011.

General and Administrative.  General and administrative expense was $0.89 million and $0.99 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of approximately $93,000, or 9.4%.  As a percentage of revenue, general and administrative expense was 17.3% for the three months ended September 30, 2012 as compared with 19.0% for the three months ended September 30, 2011.  The decrease in dollar terms reflects reduction of staff expenses of $30,000 and professional fees of $60,000.

Depreciation and Amortization.  Depreciation and amortization expense was $0.18 million for the three months ended September 30, 2012 and $0.17 million for the three months ended September 30, 2011.  As a percentage of revenue, depreciation and amortization expense was 3.6% for the three months ended September 30, 2012 as compared to 3.4% for the three months ended September 30, 2011.

Other Income (Expense).   Interest expense for three months ended September 30, 2012 was approximately $23,000 as compared to $19,000 for the three months ended September 30, 2011, which resulted primarily from interest expense on a capital lease obligation which was entered into in May 2011.

Income Tax Expense

Income tax expense was $34,000 for the three months ended September 30, 2012 as compared to no expense or benefit for the three months ended September 30, 2011. The expense for the quarter relates to taxes withheld on services performed in China and income taxes on our operation in Spain.

Results of Operations – Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, net loss was $1,013,000, compared to net loss of $159,000 for the nine months ended September 30, 2011. Operating results for the year to date reflect decreased revenues and increased cost of revenues from additional translation services which resulted in a decrease in gross profit of approximately $1.08 million.  In addition, operating expenses, excluding costs of revenue, decreased by $0.31 million. The decrease in operating expenses was primarily due to a restructuring of the commission program in early 2012, a reduction in professional fees offset by costs associated with annual salary adjustments, as well as costs associated with our Singapore office which opened in the fourth quarter of 2011, and the company’s new project for software being at a stage to meet the requirements for capitalization.

The major components of revenues, cost of revenue, operating expenses and other income (expense) are discussed below.

	Nine Months Ended		% Change
Item	9/30/2012	9/30/2011	(Year Over Year)
Revenues	$15,331,619	$15,816,444	-3.1%
Cost of Revenues	9,947,087	9,350,483	6.4%
Operating Expenses:
Sales and Marketing	1,814,143	1,908,708	-5.0%
Research and Development	948,323	1,235,749	-23.3%
General and Administrative	2,843,486	2,890,473	-1.6%
Loss on subsidiary closure	80,113	-	-0.9%
Depreciation and Amort	589,081	552,953	6.5%
Other Income (Expense):
Interest expense	(70,356)	(54,210)	29.8%
Interest and other income	2,665	4,069	-34.5%
Other expense	(21,195)	13,522	-256.7%
Loss before income taxes	(979,500)	(158,541)	517.8%
Income tax expense	33,575	-	100.0%
Net loss	$(1,013,075)	$(158,541)	539.0%

Revenues

Revenues totaled $15.33 million for the nine months ended September 30, 2012 compared to $15.81 million for the nine months ended September 30, 2011. This decrease of $0.48 million, or 3.1%, resulted from slower than anticipated first quarter revenue from both existing and new customers.

Cost of Revenues

Cost of revenues increased $0.60 million, or 6.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.   As a percentage of revenue, cost of revenues was 64.9% for the nine months ended September 30, 2012 compared to 59.1% for the same interim period in 2011. The increase in dollars resulted primarily from additional staff costs of approximately $400,000 from normal salary increases and increased staff resulting from the acquisition of New Global and the opening of our Singapore office, all of which were added in late 2011.

Cost of revenue excludes depreciation and amortization of $0.59 million for both nine-months ended September 30, 2012 and $0.55 million for the nine-month period ended September 30, 2011, which are included in operating expenses.

Operating Expenses

Total operating expenses, excluding cost of revenues, for the nine months ended September 30, 2012 were approximately $6.20 million compared to $6.59 million for the nine months ended September 30, 2011. The major components of these costs are sales and marketing, research and development, general and administrative expenses and depreciation and amortization expense. A more detailed discussion of the various components of our operating costs for the nine months ended September 30, 2012 and 2011 appears below:

Sales and Marketing. Sales and marketing expense of approximately $1.81 million for the nine months ended September 30, 2012 decreased 5.0% from sales and marketing expense of approximately $1.91 million for the nine months ended September 30, 2011. The decrease in expenses between the interim periods is the result of a restructuring of the commission program at the beginning of 2012. As a percentage of revenue, sales and marketing expense was approximately 11.8% for the nine months ended September 30, 2012, a decrease from approximately 12.1% for the same interim period in 2011, reflecting the economies of scale that resulted from a decrease in revenues.

Research and Development.  Research and development expense of approximately $0.95 million decreased by $288,000, or 23.3%, for the nine months ended September 30, 2012, compared to the same expense of $1.24 million for the nine months ended September 30, 2011.  The decrease for the nine months ended September 30, 2012 resulted primarily from a reduction in staff costs by closing our India research and development center and consolidating it with our USA based center and capitalizing software development costs of $140,000 associated with our product development activities. As a percentage of revenue, research and development expense was 6.2% for the nine months ended September 30, 2012, a decrease from approximately 7.8% for the same interim period in 2011.

General and Administrative.  General and administrative expense was $2.92 million and $2.89 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of approximately $34,000, or 1.1%.  As a percentage of revenue, general and administrative expense was 19.1% for the nine months ended September 30, 2012 as compared with 18.3% for the nine months ended September 30, 2011.  The increase in dollar terms reflects approximately a $100,000 increase in facility costs as additional office locations were added in Singapore and Canada in late 2011, and our India office was closed in early 2012. These increases were offset by a $147,000 decrease in attorney fees to resolve our legal dispute in 2011, which are included in General and Administrative expenses for the nine months ended September 30, 2011.

Depreciation and Amortization.  Depreciation and amortization expense was $0.59 million and $0.55 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of approximately $36,000.  As a percentage of revenue, depreciation and amortization expense was 3.8% for the nine months ended September 30, 2012 as compared to 3.5% for the nine months ended September 30, 2011.

Loss on Subsidiary Closure. In the first quarter of 2012, the Company closed its India software development operation. As a result of this decision, the Company incurred a loss of approximately $80,000 in the quarter related to the write off of assets, severance payments and recognition of additional lease obligations and professional fees.

Other Income (Expense).   Interest expense for the nine months ended September 30, 2012 was approximately $70,000, a $16,000 increase compared to the nine months ended September 30, 2011, which resulted primarily from interest expense on a capital lease obligation which was entered into in May 2011. Interest and other income was approximately $3,000 and $4,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Income Tax Expense

Income tax expense was $34,000 for the nine months ended September 30, 2012 as compared to no expense or benefit for the nine months ended September 30, 2011. The increased expense relates to taxes withheld on services performed in China and income taxes on our operation in Spain.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine months ended September 30,
	2012	2011
Cash flows provided (used) by :
Operating activities	$(635,294)	$495,446
Investing activities	(474,939)	767,292
Financing activities	(19,099)	(1,230,763)
Net increase (decrease) in cash	(1,129,332)	31,975
Effect of exchange rate changes in cash	26,785	(96,385)
Cash and equivalents, beginning of period	1,763,249	1,903,229
Cash and equivalents, end of period	$660,702	$1,838,819

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $0.64 million and was used to fund our operations, fund investments in working capital and expand our operations internationally.  Net cash provided by operating activities for the nine months ended September 30, 2011 was a result of a significantly lower net loss, and lower investment in working capital.

Net Cash (Used in) Provided by Investing Activities

Net cash of $0.47 million used by investing activities for the nine months ended September 30, 2012 primarily related to purchases of equipment for use in the business. Net cash of $0.77 million provided by investing activities for the nine months ended September 30, 2011 related to the release of funds from a restricted escrow account, which were used to make the payments on a note payable.

Net Cash Used in Financing Activities

Net cash of $19,000 used in financing activities for the nine months ended September 30, 2012 primarily related to payments on our capital lease obligation. Net cash used in financing activities of $1.23 million for the nine months ended September 30, 2011 related to amounts used to make payments on a note payable.

Sources of Capital

For the nine months ended September 30, 2012, our principal source of liquidity was funds generated from operations and cash reserves.

In March 2012 we entered into a one-year revolving working capital line of credit with Silicon Valley Bank (“SVB”), which permits borrowings up to a principal amount equal to the lesser of (a) $1,500,000 or (b) 80% of the aggregate amount of our outstanding eligible domestic accounts receivable, subject to customary limitations and exceptions (the “Credit Facility”). As of September 30, 2012, no borrowings had been drawn under the Credit Facility. Interest on the principal amount outstanding under the Credit Facility accrues at a floating rate equal to the greater of 50 basis points above the U.S. prime rate and 4.0%, and is payable monthly on the first calendar day of each month. The outstanding principal amount of any borrowings under the Credit Facility, along with any accrued and unpaid interest thereon, is payable on the maturity date, March 28, 2013. The facility is governed by the terms of a Loan and Security Agreement (the “Loan Agreement”) which requires compliance with certain financial and other covenants, is secured by all of our domestic assets except intellectual property (which we agreed not to pledge to others), and is guaranteed on an unsecured basis by certain of our subsidiaries. The Loan Agreement contains customary events of default, which, if triggered, would permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the Loan Agreement.

Uses of Capital

Sajan’s primary uses of capital resources for the nine months ended September 30, 2012 were to fund our loss from operations, our investments in working capital and purchases of equipment. We intend to utilize our current capital resources and our new line of credit facility to support our business, including ongoing sales and marketing activities both domestically and internationally, enhancement to our translation management system, and where appropriate, acquisitions of companies that may add to our operations and client base.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e) and 15d-15(e)), and concluded that our disclosure controls and procedures are defined at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective August 16, 2012, Timothy Clayton resigned as Chief Financial Officer of the Company and Shannon Zimmerman, the Company’s President and Chief Executive Officer, was appointed to the additional position of Chief Financial Officer. Although having a separate Chief Financial Officer enhances internal controls over financing reporting, we maintain a separate Controller and do not believe that having a combined Chief Executive Officer and Chief Financial Officer has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 14, 2012	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer, President, and Chief Financial Officer

Exhibit Index

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on August 3, 2005, Registration No. 333-127164 {“Registration Statement”}).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2008).

3.3	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of the State of Delaware on February 25, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

3.4	Certificate of Ownership and Merger merging Sajan, Inc. into MathStar, Inc. filed with the Securities and Exchange Commission on March 3, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2010).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

(*)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus of other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

