Form 10-K
period 2012-12-31
SAJAN INC
filed 2013-03-29
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last day of the registrant’s most recently completed second fiscal quarter was approximately $16,185,804 based on the closing sales price of $0.80 per share as reported on the OTCBB market.  As of March 15, 2013, there were 16,268,391 shares of our common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

2012 Annual Report on Form 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Annual Report on Form 10-K the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms as they relate to Sajan , Inc. (the “Company,” “Sajan,” “we,” “us” or “our”)  its subsidiaries or its management identify forward-looking statements. Our forward-looking statements in this report generally relate to: our expectations regarding customer demand, market growth rates and conditions, pricing, our competitive position and strategic opportunities; our beliefs regarding the benefits of our technology and our ability to adapt to changing industry conditions; expectations regarding international sales; our intent with respect to intellectual property protection and research and development activities; our intent to grow organically and through acquisitions; our intent to list our securities for trading on NASDAQ upon satisfaction of the relevant listing standards; our intent to retain earnings to fund development; our expected growth initiatives; and our expectations with respect to cash flows and adequacy of capital resources.  Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of this Annual Report on Form 10-K) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it.   These factors include:

•	our rate of growth in the global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	continued economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth;

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10–K.

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

PART I

ITEM 1.    BUSINESS

Sajan provides language translation solutions to customers selling products into global markets. These customers use our solutions to translate product sales and marketing materials, packaging, user manuals, technical support and training documents, product manuals, instructions, warnings, and other product information into numerous languages. We combine our internally developed proprietary technology and high quality translation services to provide language translation solutions that are fast, reliable, and user-friendly. By utilizing an integrated technology and a service-based approach to language translation, we offer comprehensive solutions that allow customers to rely upon a single provider to meet all of their language translation needs. Our cloud-based technology system delivers a secure online solution that can be offered on a modular basis, which makes it attractive in both small business settings and in large enterprise environments. Sajan provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets.  The Company is located in River Falls, Wisconsin.

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated January 8, 2010, by and among MathStar, Inc., a Delaware corporation, incorporated in June 2005, Sajan, Inc. a privately held Minnesota corporation whose business is providing language translation technology and service; Garuda Acquisition, LLC, a wholly-owned subsidiary of MathStar, subsequently known as Sajan, LLC; and Thomas Magne, solely in his capacity as agent for the holders of common stock of Sajan, Inc., Sajan, Inc. was merged with and into Garuda Acquisition, LLC, (the “Merger”).   Garuda Acquisition, LLC (“Garuda”) was the surviving entity in the Merger and subsequently changed its name to Sajan, LLC. As a result of the Merger, Sajan became a wholly-owned subsidiary of MathStar. MathStar continued the business of Sajan and began operating as a provider of language translation technology and service under the Sajan name. The Merger was closed and effective on February 23, 2010.

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

In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software, the producer of Sajan’s technology tools. Sajan India Software Private Limited (“Sajan India”), based in Delhi, India, was previously our software development center. This center was closed in January 2012 and these functions were moved to our River Falls headquarters.  In 2010, we also established a Global Language Service Center in Spain, Sajan Spain S.L.A. (“Sajan Spain”), to serve the European market.  In 2011, we established a Global Language Service Center in Singapore, Sajan Singapore Pte. Ltd. (“Sajan Singapore”), to serve the Asia Pacific market. All of these operations are wholly-owned subsidiaries of Sajan.

In October 2011, we completed the acquisition of the New Global Group (“New Global”) of companies. New Global is a provider of multilingual communication services and technologies and serves clients in the United States, Canada and Europe through offices in Montreal, Canada and Madrid, Spain. This acquisition included the purchase of the outstanding stock of two subsidiaries of New Global, New Global Canada and New Global Europe, and certain assets and liabilities of New Global LLC. The effective date of the acquisition was October 1, 2011. New Global Canada and New Global Europe are now wholly-owned subsidiaries of Sajan.

Effective as of May 7, 2012, Sajan, LLC was merged with and into Sajan, Inc, and Sajan, Inc. was the surviving entity in the merger.

Products and Services

Our robust language translation solution incorporates an innovative technology product that serves as a single platform to meet the needs of the smallest user to the largest enterprise customer. The solution is a cloud-based platform and requires no installed software, which means customers can access all of our translation lifecycle components via an internet browser. We combine both language translation services and our own proprietary technology to give customers a single source solution to meet all of their translation needs. The solution integrates people, processes and data into a service and technology solution that is designed to deliver measurable value in the form of cost reduction, business process automation, improved quality and integrated version control and audit trail.

Sajan launched Transplicity in 2013. This next generation technology solution is designed to replace, over time, the former Global Communication Management System (“GCMS”). By categorical definition, it is a Translation Management System (“TMS”), which means the technology encompasses feature that span the entire language translation lifecycle. Transplicity is a cloud-based technology solution designed specifically to enhance all aspects of the language translation and localization process. The product represents a dynamic shift in how clients can use and experience their technology by meeting the voice of market demands for advanced capability, but offering flexibility for unique user needs. Transplicity draws from the same advanced core multilingual data management system Sajan has historically offered, however it completely changes how users interact. The flexibility of user personalization differs from Sajan’s previous GCMS solution offering.

The Transplicity platform is an integrated solution suite that provides an array of tools for the diverse roles needed in the language translation process. By way of this integrated platform, not only are all roles tied together, but the technology feature set is also rich and robust in one cohesive solution. This is often unlike other technology offerings.

The purpose of the Transplicity platform is to deliver value to all users. It is specifically designed to automate nearly all tasks and functions. This approach reduces human involvement and dependence resulting in lower cost, greater scalability and process optimization. At the heart of Transplicity is Sajan’s patented Translation Data Repository. Data storage in the language translation industry is often referred to as Translation Memory (“TM”). Sajan’s approach enhances substantially what traditional TM can do. By design, TM is intended to reuse previously translated content. An effective technology used by many, Sajan has changed how this is done. By contextually indexing all data, reuse results are improved. In addition, Sajan has taken an enterprise approach to this aspect of the technology solution and it has the scalability to handle millions of source to target segments. This is materially different than a desktop or workgroup TM solution commonly found in the industry.

Sajan also has developed very specific multilingual search algorithms to take advantage of this superior multilingual storage approach. These search technologies capitalize on the intelligent storage and incorporate a rules engine and learning agent to make it one of the most advanced multilingual solutions available.

If the data is at the heart of the solution, it requires active workflow to tie together the multitude of roles that are required in the process. Workflow is meant to automate both human and machine functions throughout the process. This has a positive impact on operational expenses for the company, but also delivers a substantial benefit to Sajan’s customers. The Transplicity workflow enables file disassembly, reassembly, system-to-system integration, event driven workflow, integrated Machine Translation and automated exceptional handling to keep the often time critical translation process moving forward.

Many of the very top translation vendors provide some form of technology. They also do so most commonly by way of offering individual pieces of what should be the whole solution. They may offer an online web project submission tool and call their solution “cloud-based”. Sajan believes that a complete solution must build and improve a central enterprise repository; offer automated workflow; provide advanced analytics and reporting; connect with other business systems such as Content Management Systems (“CMS”); and finally adapt itself to the unique needs of each user or client. It is the final requirement where Transplicity stands out.

Transplicity is, to our knowledge, the first personalized TMS available on the market. This next generation solution includes a widget design, which offers users the ability to change their “Translation Surface” in a way to make it personal, productive and meaningful to them. Widgets can be added or removed to change how the Translation Surface behaves and what it does so as to make our clients more productive and deliver greater value. Transplicity goes so far as to offer the ability to “skin” the application or change the branding for those situations where this may be required.

Not only does Transplicity raise the bar on how translation is done, it opens up a new business model for Sajan. Common historical barriers to technology adoption were derived from client/vendor acceptance and/or a customer’s ability to manage a TMS themselves. A TMS is an enterprise solution, and while many companies want the benefits it can offer, they are not staffed to run it themselves, nor is it their core competency. Finally, even for those clients that want the value of technology but determine it is not in their interest to run it themselves, they do not want to be dependent on one sole language service vendor.

If the market continues a move towards Translation Management System solutions, Transplicity sets the stage for Sajan to provide a solution to meet this market opportunity. The dynamic and personalized capabilities, along with Sajan’s expert Managed Service strengths may meet a need that has not been satisfied to date. Sajan will continue to expand this offering in parallel with its core solution offering as we go forward.

Technological Features.  The Sajan solution is not just feature rich in capability, it is also designed to be highly scalable and consistent with the latest cloud architectural models.

The below image illustrates the architectural composition of Transplicity.

Process.  Utilizing the Transplicity platform, human translators who provide translation services to Sajan are first systematically ranked and qualified to ensure that a high-quality language resource is performing translation on a particular project. Incorporating advanced search capabilities using TMate™ (Sajan’s multilingual search algorithm) we believe provides greater price and value differentiation. We believe our technological advances, detailed process methodology, and ISO 9001 & ISO 13485 practices result in reduced costs while delivering a higher quality and value to the customer. This method offers a blend of both service and technology. Customers may sign in online, request translation of new content, view the status of pending projects, and obtain completed projects. All content is stored at a granular level, referred to as a segment, with language context retained, and each translated segment is stored indefinitely. This capability allows us to offer audit trail and version control, which are useful to regulated businesses operating in industries where compliance is important. Sajan Transplicity brings customers, translators and technology together.

The image below shows the Sajan Transplicity branded logo and illustrates the tie between all participants in this cloud solution.

Transplicity Advantages.  By utilizing a language management platform such as Transplicity, we believe that customers are able to reduce the time-to-market for their products. The platform also enables enterprises to simultaneously launch products into all markets, which can result in more rapid revenue growth and a competitive advantage. The Transplicity platform has been designed to ensure improved quality of multilingual content. Transplicity uses advanced features, which increase the contextual accuracy of re-used multilingual content. For customers whose content accuracy and contextual sensitivity is vital, the Transplicity platform offers an attractive solution to these problems. These rich features are all available in a personalized customer experience making the system right for them and how they work. This solution also opens up a new selling channel as a Translation Managed Service.

In June 2011, Sajan was granted a patent covering a number of components that make up the Transplicity platform. Specifically, the structure in which both source and target content is stored results in a logical and contextually accurate placement of content. This means that the content becomes more intelligent and can be used in ways that are more meaningful for future language translation services.

ISO Certified. According to leading industry analysts, approximately 10% of suppliers in this market claim ISO certification. The certification requires significant investment of time and money. The benefits to clients are the assurance of quality controls and defined business structure. We received our ISO 9001:2000 certification in 2005, and are currently ISO 9001:2008 and ISO 13485:2003 certified.

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

Machine Translation (“MT”) is a technology that can help to offset any market supply challenges by systematically producing language translation. MT is just one element to an enterprise language translation solution and Sajan incorporates MT into its overall solution. However, the quality of the translation produced by MT requires editing and correction to perfect it.

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

We believe the shortage in human translators and a rising demand for content translation will result in increased opportunities for companies that offer technology-based solutions and improve the efficiency of language translation services. In theory, the language translation service market should shrink if technology is offering improved content reuse. To compete effectively, language translation companies need to obtain translation in an accurate, timely, and cost effective manner. With advances in content management and the growth of the Internet, providers will also need to integrate their multilingual content with other enterprise systems to establish a cohesive single repository of all global content. Content is no longer monolingual content; it is multilingual. Industry analysts and general business analysts have indicated that a more integrated solution, often referred to as the Global Content Lifecycle, will be required to be successful in the future for both global enterprises and for the LSPs that support them. As a result, language translation is no longer likely to be treated as an afterthought in the globalization process, but rather as an integral part of an enterprise system. Further, as the annual spending by multinational companies for language translation solutions accelerates over the next several years, we believe a more technology-based solution will be required to keep pace with the rate of growth in the amount of content and increasingly sophisticated content management solutions.

An additional advantage that Sajan provides is flexibility in our solution against a transforming market landscape. Many have speculated as to when the language translation technology industry will realize strong independent growth. Conceptually it makes perfect sense. However, adoption of independent technology solutions, comparable with other markets like Content Management, is occurring at a slower pace. We feel this is in part due to the complexity of the translation lifecycle and internal subject matter expertise required by companies to manage both the process and technology themselves. We believe Sajan is well positioned because it aligns the manner in which it offers technology with customer preferences. If the industry matures to a more independent technology approach, we expect that Sajan will be able to modify how it offers its solution using existing base technology that has been stress tested.

Based on the current globalization and language translation market dependence upon non-technology oriented, small language translation firms, we believe that vendors who provide both language translation capabilities and offer a strong technology platform will enjoy a competitive advantage.

Market Revenues.  Research completed by Common Sense Advisory (“CSA”) confirms that language translation is a rapidly growing market. According to CSA’s research, the worldwide global multilingual content delivery market in 2012 was $33 billion and the global language services market is expected to reach $47 billion by 2015. The 2012 growth rate was over 12%. Human translation services account for over 90% of the global translation market and are generally delivered through a network of freelance linguists that freely associate among the LSPs on a per job basis. Nearly 90% of companies outsource some or all of their translation and localization work, and 67% of language buyers say that a vendor’s automation capabilities are important.

The global multilingual content delivery market is very fragmented. The combined revenues of the world’s top 40 translation firms account for less than 16% of the overall market, and most are service-only agencies. No single language translation provider exceeds 2% market share.

The market consists largely of traditional LSPs, meaning that these language service providers are very good at providing language translation service, but do not necessarily offer technological solutions which are becoming more and more vital. It is estimated that over 26,000 LSPs operate in the United States alone. Many of these companies are small language translation service-only companies.

According to CSA’s 2012 market research, the breakdown of language services revenue by geographical region is as follows:

Region	Market Share	2011 US$M	2012 US$M	2013 US$M	2014 US$M	2015 US$M
Africa	0.27%	81	91	102	114	128
Asia	12.88%	3,849	4,318	4,843	5,433	6,094
Europe	49.38%	14,757	16,553	18,569	20,830	23,365
Europe - Eastern	4.39%	1,312	1,472	1,651	1,852	2,077
Europe - Northern	18.86%	5,636	6,322	7,092	7,956	8,924
Europe - Southern	3.44%	1,028	1,153	1,294	1,451	1,628
Europe - Western	22.69%	6,781	7,606	8,532	9,571	10,736
Latin America	0.63%	188	211	237	266	298
North America	34.85%	10,415	11,683	13,105	14,700	16,490
Oceania	2.00%	598	670	752	844	946
TOTALS	100.00%	29,885	33,523	37,604	42,182	47,317

 Table 1: Language Services Market Share by Region

 Source: Common Sense Advisory, Inc.

Source:  Projected Language Services Revenues for 2013-2015 in U.S. Millions of Dollars, Common Sense Advisory, Inc.

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

Technology Only Providers.  The second segment consists of pure technology providers. This group is a disparate collection of point solution and suite providers to enterprises for handling their own translation requirements. These technology solutions handle a wide range of requirements and leave much to the customers to do on their own to integrate and operate across multiple applications. Examples of competitive technology only companies are SDL Plc, Across Systems GmbH, Kilgray Translation Technologies, LingoTek, Inc., XTM and Smartling.

Within the category of technology only providers, there are two subsets. One subset consists of providers that serve the translator market most often with what is referred to as Translation Memory tools (a data management application). Often these are inexpensive productivity tools used by translators or small language service providers. The second subset are those technology providers that serve corporate enterprises. These providers operate beyond data management and include business process and analytics. These systems are often referred to as Translation Management Systems. Technology providers as a whole represent a very small portion of market participants. There has been a trend among the technology solution providers towards new, more nimble entrants embracing software-as-a-service (“SaaS”) architecture over the more traditional enterprise software model.

Technology-Enabled Service Providers.  The third segment consists of companies like us that combine both language translation services and comprehensive technology solutions, often referred to as Technology-Enabled Service Providers. The largest such company is publicly-held Lionbridge Technologies, Inc. (“Lionbridge”), with 2012 revenues of $457 million. There are only a few Technology-Enabled Service Providers. Within this group, based on the most recent CSA report, we enjoy the highest ranking for our TMS technology offering.

We believe that only a very small number of the largest LSPs, such as SDL, Transperfect and Lionbridge, provide legitimate full featured TMS technology offerings. Each takes a very different technological approach. SDL has acquired many technology companies, both directly relating to the global multi-lingual content delivery industry and others that are peripheral to the industry. We believe that this has alienated SDL from some buyers and partners, as SDL directly competes with them. Lionbridge promotes a SaaS solution. This solution utilizes a legacy technology derived through acquisition, which was originally designed as a TM solution. Lionbridge has incorporated some web interface updates to this product. Nearly all of the direct technology competition employs a very common strategy to TM data management. We believe this simplistic approach limits the ability for a customer to maximize reuse of past content and does not permit effective enterprise level integration with high performance business systems, which we believe is inferior to a more robust solution.

We believe the remaining LSPs, while potentially competent in the delivery of language translation service, do not possess significant technology. If they do, they are likely to be using TM tools to achieve some level of content reuse so as to enable them to make some technological value claim.

Marketing and Sales

Substantially all of our revenues have been generated through our internal direct sales force and the efforts of our senior management team. As of March 15, 2013, we had 15 direct sales professionals in the United States and Europe.

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

Customers

All of our customers sell products outside the United States and require content such as warnings, instructions, directions, and other information to be translated into a number of languages. Our customers are predominantly Fortune 1000 companies in the technology, medical, industrial, and manufacturing sectors. Most of our customers are located in the United States, with a high concentration located in the Midwest region. We anticipate that the percentage of our customers located outside of the United States will increase as we expand our sales efforts and as Sajan Software hires additional sales personnel.

Major Customers

We derive a significant portion of our revenues from a limited number of customers. For the year ended December 31, 2012, our largest two customers accounted for approximately 18% and 11% of our annual revenues and for the year ended December 31, 2011, our largest customer accounted for 11% of our annual revenues. On a combined basis, our ten largest customers accounted for approximately 57% and 53%, of our revenue for the years ended December 31, 2012 and 2011, respectively.

Geographic Areas of Operations

We generate revenues worldwide. During the year ended December 31, 2012, 70% of our revenues were generated within the United States and 30% were generated internationally.  Currently, our largest international market is Spain, which accounted for 38% of our international revenues.

Intellectual Property

The development, utilization, and protection of technology is an important component of our overall operating strategy. During 2011 we received a patent from the U.S. Patent and Trademark Office covering aspects of our GCMS solution which expires in 2021. We have not filed any applications for patent protection in any country other than the United States. As a result, we do not and will not have the right to enforce our rights under any United States patent, if issued to us, in any foreign country, or to prevent others in foreign countries from utilizing our proprietary technology covered by that patent. We may apply for patent protection on our future technology developments to the extent we believe such protection is available and economically warranted. Despite these efforts, others could independently develop technology that is similar to our technology or offer or sell products or services in foreign countries that use our technology.

We have registered and use domain names sajan.com, authoringcoach.com, and sajansoftware.com.  We use, or intend to use, and claim rights to various trade names and trademarks to identify our language translation services and products. We have obtained a registered U.S. mark for the Sajan logo. We also use and claim rights to the “Sajan™”, “GCMS™”, “Transplicity”, “X-Content Integration™”,  “TMate™”, “Context Intelligence™” and “Authoring Coach™” marks.

We intend to protect our intellectual property to the extent such protection is warranted. In addition to efforts to obtain patent and trademark rights, we rely on a combination of trade secret, license, non-disclosure and other contractual agreements and copyright laws to protect our intellectual property rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees and contractors, and limit access to and distribution of our proprietary information. These arrangements may not be adequate to deter misappropriation of our proprietary information and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Research and Development

During the years ended December 31, 2012 and 2011, we spent approximately $1.1 million and $1.6 million respectively, on research and development. In addition, in 2012, we capitalized approximately $0.3 million of costs related to software development activities. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on the industrialization of the Transplicity platform and its component modules for use by the various participants involved in the content globalization process. Functional development has focused on improving ease of use, functionality, scalability and efficiency of Translation Memory processing.

Our research and development primarily occurs in the United States and Ireland. We expect that on an annual basis, the dollar amount of research and development expenses will remain relatively constant with 2012 levels as we continue to enhance and expand our product offerings, but decrease as a percentage of revenues, as we anticipate that our revenues will grow at a faster rate than the growth of research and development spending.

Employees

As of March 15, 2013, we had 99 full-time employees. Our employees include software development engineers, project managers, language specialists, and graphic designers, as well as sales and marketing, quality assurance and administrative team members. We have approximately 72 employees in our River Falls, Wisconsin office, 2 employees that work from their home offices in the United States, 12 employees in our Dublin, Ireland office, 10 employees in our Madrid, Spain office and 3 employees in our Singapore office. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. In addition, we utilize the services of approximately 3,500 human translators, all of whom are independent contractors, and utilize consultants to perform short-term project-based services, which is a more cost-effective strategy than hiring additional full-time employees.

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

Sajan, Inc. began selling language translation services utilizing its proprietary technology in 2002 and generated only nominal revenues during that year. From 2003 to 2010, however, revenue increased more rapidly. The annual revenues of Sajan, Inc. for the year ended December 31, 2009 were approximately $12.7 million and increased to $16.0 million in the year ended December 31, 2010, and to approximately $20.9 million in the year ended December 31, 2011. Revenues in the year ended December 31, 2012 were approximately $20.5 million. We experienced rapid revenue growth from 2009 through 2011 and revenue in 2012 was essentially the same as in 2011. Increasing revenues by growing our business operation under the Sajan name is a key component of our strategy. These expansion plans have placed and may continue to place significant demands on our management, operational and financial resources. You should not consider revenue growth in 2009-2011 as indicative of our future performance. In future periods, we may not have any revenue growth, or our revenues could decline.

We have incurred operating losses in the past and may incur operating losses in the future.

For the year ended December 31, 2012, Sajan reported a loss from operations of $1.1 million. For the years ended December 31, 2011 and 2010, Sajan reported a loss from operations of $0.4 million and $3.0 million, respectively. Throughout most of our history, we have experienced net losses and negative cash flows from operations. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur significant legal, accounting and other expenses. If our revenues do not grow to offset these increased expenses, we may not be profitable. We cannot assure you that we will be able to achieve or maintain profitability.

We may need additional financing in the future, which may not be available, and any such financing will likely dilute our existing stockholders.

In 2012, Sajan entered into a one-year, $1.5 million credit facility with Silicon Valley Bank and had borrowed $400,000 as of December 31, 2012 under that facility. In March 2013, we entered into a two-year $1.5 million credit facility with Silicon Valley Bank, which replaced the original $1.5 million credit facility. We may require additional financing in the future, which could be sought from a number of sources, including, but not limited to, additional sales of equity or debt securities or loans from banks or other financial institutions. There can be no certainty that any such financing will be available to us or, if available, on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interests of our existing stockholders will be diluted and our ability to utilize accumulated net operating loss carryforwards could be impaired or terminated. If we raise additional funds by issuing debt or other instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our common stock. If adequate funds are not available on acceptable terms, we may be unable to fund our operations or the expansion of our business. Our failure to obtain any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy and on our financial performance and stock price, and could require us to delay or abandon our growth strategy.

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

We derive a significant portion of our revenues from a limited number of large customers. For the years ended December 31, 2012 and 2011, our largest customer accounted for approximately 18% and 11%, respectively, of our revenue, and, on a combined basis, our ten largest customers accounted for approximately 57% and 53%, respectively, of our revenue. As a result of the concentration of our revenue to a limited number of customers, we have experienced fluctuations in collection of our revenues. The loss of any major customer or a significant reduction in a large customer’s use of our language translation solutions could materially reduce our revenue and cash flow and adversely affect our business, financial condition and operations.

Continued global economic weakness and uncertainty could adversely affect our revenue, lengthen our sales cycle and make it difficult for us to forecast operating results accurately.

Our revenues depend significantly on general economic conditions and the health of large companies that sell products internationally. Economic weakness and constrained globalization spending may result in slower growth or reductions in our revenues and gross profits in 2013. We have experienced, and may experience in the future, reduced spending in our business due to the current financial turmoil affecting the U.S. and global economy and other macroeconomic factors affecting spending behavior. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. In addition, economic conditions or uncertainty may cause current and potential customers to reduce or delay globalization expenditures, including purchases of our solutions. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology or contracted development budgets or if contract negotiations become more protracted or difficult as customers institute additional internal approvals for globalization and information technology purchases. Delays or reductions in globalization and information technology spending could have a material adverse effect on demand for our software and services, and consequently on our business, financial condition and results of operations.

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

Fully integrating other acquired companies, business or technology into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. In addition, future acquisitions could include significant goodwill and intangible assets, which may result in future amortization or impairment charges that would reduce our stated earnings.

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

As of December 31, 2012, we had net operating loss carryforwards of approximately $31.2 million, which are potentially available for U.S. federal tax purposes. These loss carryforwards expire between 2015 and 2030. To the extent these net operating loss carryforwards are available, we intend to use them to reduce any corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on or eliminate the availability of our net operating loss carryforwards to offset any profit. Rules governing the use of net operating loss carryforwards are complex, and any use of our net operating loss carryforwards could be challenged given our change of control in 2007 and 2010. To the extent our use of net operating loss carryforwards is significantly limited or eliminated, any income generated by us could be subject to corporate income tax earlier than if we were able to use net operating loss carryforwards, which could result in lower profit. Future changes of control may result in additional expiration of a portion of the remaining net operating loss carryforward before it can be used. The use of our carryforward is dependent upon our ability to attain profitable operations in the future.

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

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. In particular, Shannon Zimmerman, our President, Chief Executive Officer, and Chief Financial Officer, is critical to the management of our business and operations. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could have an adverse effect on our business, results of operations and financial condition. In addition, our current President and Chief Executive Officer is also our Chief Financial Officer. While we have a full-time Controller and believe our disclosure controls and procedures and internal control over financial reporting are effective, our lack of a separate full-time Chief Financial Officer could hinder our ability to prepare consolidated financial statements and notes to consolidated financial statements in accordance with US GAAP or to review the financial and other information prepared by external consultants and professionals to ensure accuracy and completeness.

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

Shannon Zimmerman and Angela Zimmerman, who are directors and executive officers, collectively own approximately 32.4% of the outstanding shares of our common stock. Accordingly, these individuals are able to exert substantial influence over our affairs, including the election and removal of directors and all other matters requiring stockholder approval, including the future merger, consolidation or sale of our company. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transactions that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of the stockholders’ participation in our corporate matters, through stockholder votes and otherwise. As a result, the return on your investment in our common stock through the sale of your shares could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary operations are based in River Falls, Wisconsin, which is located approximately 30 miles east of Minneapolis, Minnesota. During 2012, we leased approximately 20,000 square feet of office space from River Valley Business Center, LLC (“RVBC”) under two leases which expire in January 2017. Rent for these facilities averaged approximately $29,000 per month. RVBC is a “related person” as defined in Item 404 of Regulation S-K promulgated by the SEC because it is controlled by Shannon and Angela Zimmerman, each of whom is an executive officer and a director of the Company.

Sajan Software leases approximately 1,000 square feet of office space in Dublin, Ireland. Sajan Spain leases approximately 1,000 square feet of office space in Madrid, Spain. Sajan Singapore leases approximately 600 square feet of space in Singapore. Combined rents for these facilities averaged approximately $7,500 dollars per month during the year ended December 31, 2012. We believe all of our facilities are suitable and adequate for current operating needs.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal actions, proceedings and claims in the ordinary course of business. As of the date of this report, management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board system of the OTC Markets under the symbol SAJA. The last reported bid price for our common stock on March 15, 2013 was $0.89.

The following table shows the high and low bid prices for our common stock for the 2012 and 2011 fiscal quarters.  The high and low closing bid prices reported on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Market Price (high/low)
For the Fiscal Year	2012	2011
First Quarter	$1.10 – 1.37	$1.40 – 0.85
Second Quarter	$0.50 – 1.19	$2.16 – 1.20
Third Quarter	$0.41 – 0.85	$1.60 – 0.65
Fourth Quarter	$0.37 – 0.63	$1.50 – 1.01

As of March 15, 2013, we had approximately 132 record holders of our common stock, including the nominee of Depository Trust Company which held 10,239,744  shares as the nominee for street name holders.

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

Sales of Unregistered Securities

On October 15, 2012, we issued a total of 82,589 shares of common stock (the “Shares”), par value $0.01, to the former owners of the New Global Group of companies (“New Global”) as partial consideration for the acquisition of the assets of New Global. The acquisition was effective October 11, 2011, and the total consideration for the acquisition included cash, Company common stock and the assumption of New Global liabilities and debt. The assumed debt was repaid immediately upon closing of the transaction in October 2011. Half of the cash and stock consideration was paid at closing and the remaining half of the consideration, of which these Shares are a part, was paid on the first anniversary of the transaction. The Shares were valued at $95,000.

We are relying on Section 4(2) of the Securities Act of 1933, as amended, to exempt the Shares issued as described above from the registration requirements of the Securities Act, since the issuance did not involve a public offering, the former owners of New Global took the securities for investment and not resale and the we have taken appropriate measures to restrict transfer. The securities may not be offered or sold in the United States absent an effective registration statement or exemption from applicable registration requirements.

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

Translation services utilize the Company’s proprietary translation management system – Transplicity – to provide a solution for all of the customer’s language translation requirements. Services include content analysis, translation memory and retrieval, language translation, account management, graphic design services, technical consulting and professional services.  Services associated with translation of content are generally billed on a “per word” basis. Professional services, including technical consulting and project management are billed on a per hour rate basis.

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

Sajan’s agreements with its customers may provide the customer with a limited time period following delivery of the project for the customer to identify any non-conformities to the pre-defined project specifications. The Company has the opportunity to correct these items. Historically, errors in project deliverables have been minimal and accordingly, revenue is recognized as services are performed.

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues to the extent cash has been received.

As of December 31, 2012 and 2011, the Company had unbilled services of $1,105,429 and $823,617, respectively. Unbilled services relates to revenue that has been recognized but not billed as of each reporting date for services relating to projects that are completed or delivered but for which we had not yet invoiced the customer. The Company recognizes un-invoiced revenue when all revenue recognition criteria are met. However, the unbilled services are not included in accounts receivable until the customer is invoiced.

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

We have an accumulated NOL carryforward of approximately $31.2 million for federal income tax purposes and approximately $7.4 million for state income tax purposes. The NOL carryforward amounts may be used to offset future income tax liabilities. Future utilization of available net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized. Based upon the provisions of Section 382 of the Code, as of December 31, 2012 approximately $1.6 million of net operating loss carryforwards are limited as to future use. The amount of these losses which are available in any one year is approximately $0.6 million. No limitations exist on the remaining $29.6 million of federal loss carryforwards. The Company is subject to Alternative Minimum Tax (AMT), which only allows for the utilization of existing NOL carryforwards to offset 90% of AMT taxable income.

Intangibles

Intangibles are recorded at cost and amortized over their estimated useful lives, initially determined to be three to fifteen years, using the straight-line method. The Company assesses other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or conditions could include: an economic downturn in the industries to which Sajan provides services; increased competition; an increase in operating or other costs; additional volatility in international currencies; or the pace of technological improvements. When the Company determines that the carrying value of a reporting unit may not be recoverable based upon one or more of these indicators of impairment, the Company initially assesses any impairment using fair value measurements based on projected discounted cash flow valuation models.

Software Development Costs

Sajan capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. During the year ended December 31, 2012, the Company capitalized approximately $300,000 related to software development activities.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets, which include intangibles and patents, are subject to amortization.  There was no impairment for the years ended December 31, 2012 and 2011.

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

Source of Revenues

We generate revenues by providing language translation services to customers for which we are paid based upon the number of words translated and by the languages involved. The price charged per word per language varies depending upon the language, the availability of translator resources and the extent to which our proprietary TMate search algorithm has been applied to reuse prior translation work. In some cases we may generate revenue by allowing customers to utilize our operating system, for which we will also receive revenue on a per word basis similar to our services business model based upon the number of words processed through our Transplicity software platform.

Cost of Revenue

Cost of revenue is highly variable based upon the volume of translation services revenue. We work with freelance linguists who complete the actual language translation, and they are paid on a per word basis. The fixed component of cost of revenue is comprised of the global operations staff located in our River Falls, Wisconsin location and also in our Ireland, Spain and Singapore locations, who are responsible for project and process management, quality control, operational integration, vendor management and production operations. In the near term, our cost of revenues may be affected by a number of factors including the mix of customers, the mix of language translated, staff levels and the extent of new customer implementations in a given quarter.  Over the long term, we expect cost of revenue will grow in absolute dollars, as we expect to continue to grow our revenue, but decrease as a percentage of revenue due to economies of scale, more efficient sourcing and operational efficiencies from ongoing utilization of our Transplicity platform.

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

We have focused our research and development efforts on the industrialization of the GCMS and the Transplicity platforms and their component modules for use by the various participants involved in the content globalization process. Functional development has focused on improving ease of use, functionality, scalability and efficiency of Translation Memory processing.

General and Administrative Expenses

General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, certain taxes, public company costs, and other corporate expenses.  We expect that our general and administrative expenses will increase slightly in absolute dollars but will decrease as a percentage of revenue.

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

 Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity and income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations and Comprehensive Loss.

Results of Operations – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

For the year ended December 31, 2012, net loss was $1.1 million compared to net income of $0.1 million for the year ended December 31, 2011. Operating results for the year ended December 31, 2012 reflect a 1.9% decrease in revenues driven by a slight downturn in translation services revenue and a 6.7% increase in cost of revenues, which resulted from a shift in the mix of our business between customers and an increase in client services staff. As a result, our gross profit decreased by $1.2 million, or 14.5%. Operating expenses decreased from 2011 levels due to reductions in our sales and marketing costs, research and development costs, and general and administrative costs. In addition, net income in 2011 was positively affected by the sale of a non-utilized intellectual property portfolio which resulted in a non-recurring gain of approximately $550,000.

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax benefit are discussed below.

	Years Ended December 31,
Item	2012	2011	% Change (Year Over Year)
Revenues	$20,511,176	$20,904,311	-1.9%
Operating Expenses:
Cost of Revenues	13,298,987	12,467,302	6.7%
Sales and Marketing	2,415,436	2,545,309	-5.1%
Research and Development	1,093,582	1,622,564	-32.6%
General and Administrative	3,757,152	3,849,049	-2.4%
Depreciation and Amortization	825,092	747,672	10.4%
Loss on subsidiary closure	80,113	-	100.0%
Acquisition	-	95,481	-100.0%
Other Income (Expense)	(35,628)	502,053	-107.1%
Income tax expense	(57,500)	(12,000)	100.0%
Net income (loss)	$(1,052,314)	$66,987

Revenues

Revenues totaled $20.5 million for the year ended December 31, 2012 compared to $20.9 million for the year ended December 31, 2011. This $0.4 million, or 1.9%, decrease resulted from a slight decrease in the business with existing customers from lower than anticipated volume of words translated. Historically, the Company’s quarterly results have been impacted by the timing of product release cycles of its customers, particularly from customers in the technology sector. The Company expects that services from existing customers will continue to stabilize.

Cost of Revenues

Cost of revenues increased $0.8 million, or 6.7%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.   As a percentage of revenue, cost of revenues was 64.8% for the year ended December 31, 2012 compared to 59.6% for the year ended December 31, 2011. The increase in dollar terms resulted from additional costs to process the additional words translated, as well as additional costs associated with an increase in the operations staff in support of existing and anticipated growth. The cost of revenues as a percentage of revenue increased primarily as a result of a shift in the mix of business between customers and increase in project management staff.

Cost of revenue excludes depreciation and amortization of $0.8 million and $0.7 million for the years ended December 31, 2012 and December 31, 2011, respectively, which are included in operating expenses.

Operating Expenses

Total operating expenses for the year ended December 31, 2012 were $8.2 million compared to $8.9 million for the year ended December 31, 2011. The major components of these costs were sales and marketing expenses, research and development expenses, general and administrative expenses, expense related to the closing of our India facility and depreciation and amortization expense. A discussion of the various components of our operating expenses for the year ended December 31, 2012 as compared with 2011 follows.

Sales and Marketing. Sales and marketing expense of approximately $2.4 million for the year ended December 31, 2012 decreased 5.1% from sales and marketing expense of approximately $2.5 million for the year ended December 31, 2011. The decrease primarily resulted from a $130,000 decrease in costs associated with advertising, travel, and sales and marketing tools. As a percentage of revenue, sales and marketing expense was 11.8% for the year ended December 31, 2012, a decrease from 12.2% for 2011, reflecting the reduction in advertising, travel, and sales and marketing tools expenses.

Research and Development.  Research and development expense of approximately $1.1 million decreased by $0.5 million or 32.6% for the year ended December 31, 2012 from research and development expenses of $1.6 million for the year ended December 31, 2011.  The decrease for the year ended December 31, 2012 is due to a realignment of our staff during 2012 which served to reduce our compensation costs by $200,000 and a decrease in the maintenance of our internal software development which reduced costs by $300,000. As a percentage of revenue, research and development expense decreased to 5.3% for the year ended December 31, 2012 compared to 7.8% for the year ended December 31, 2011.

General and Administrative.  General and administrative expense was $3.8 million for the year ended December 31, 2012 as compared to $3.9 million for the year ended December 31, 2011. As a percentage of revenue, general and administrative expense was 18.3% for the year ended December 31, 2012 as compared with 18.4% for the year ended December 31, 2011.  This slight reduction in expenses related primarily to a decrease in litigation fees of $100,000, and travel expense of $62,000, offset by an increase in rent expense of $106,000 related to both our Singapore office (which opened in late 2011) and increased space in our River Falls office.

Depreciation and Amortization.  Depreciation and amortization expense was $0.8 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively, an increase of $0.1 million, which is the result of higher amortization of intangible assets, primarily customer relationships, which were obtained in our acquisition of New Global in 2011, offset by lower amortization of our capitalized software and slightly lower depreciation costs. As a percentage of revenue, depreciation and amortization expense was 4.0% for the year ended December 31, 2012 as compared to 3.6% for the year ended December 31, 2011.

Loss on Subsidiary Closure. Loss on subsidiary closure was approximately $80,000 for the year ended December, 31, 2012 from the closure of the India research and development center (see Note 17).

Acquisition. Acquisition costs incurred in 2011 relate to non-recurring legal and incremental general and administrative costs associated with completing the acquisition of New Global in 2011 and with the integration of those operations into our existing operations. These costs represented 0.5% of revenues in 2011.

Other Income (Expense)

Sale of Patents. In 2011, we completed the sale of a portfolio of intellectual property and recognized a gain on this sale of $551,000. The patents sold are not related to our language translation business. The sales price for the portfolio was $600,000 and we incurred legal and other costs associated with the sale of approximately $49,000.

Interest Expense. Interest expense for the year ended December 31, 2012 was approximately $100,000, an increase from $73,000 for the year ended December 31, 2011. The increase resulted from additional interest on amounts borrowed on the line of credit in 2012.

Other Income. Other income also includes recognition of unrealized foreign currency gains related to the closed India operation.

Income Taxes

Income tax expense in the year ended December 31, 2012 was $57,000 as compared to $12,000 for the year ended December 31, 2011. The increased expense relates to taxes related to income earned on services performed in China and income taxes on our operation in Spain.

Stock Based Compensation

Stock based compensation expense was $179,000 for the year ended December 31, 2012 as compared to $221,000 in 2011. The decrease was a result of cancellation of options from a decrease in staff.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Years Ended December 31,
	2012	2011
Cash flows provided (used) by :
Operating activities	$(518,881)	$413,275
Investing activities	(686,245)	1,139,879
Financing activities	278,984	(1,541,774)
Net increase (decrease) in cash	(926,142)	(11,380)
Effect of exchange rate changes in cash	55,832	(151,360)
Cash and equivalents, beginning of year	1,763,249	1,903,229
Cash and equivalents, end of year	$892,939	$1,763,249

Net Cash (Used) Provided by Operating Activities

Net cash used by operating activities for the year ended December 31, 2012 was $0.5 million. Net cash provided by operating activities for the year ended December 31, 2011 was $0.4 million. The decrease in 2012 is due to lower operating income in 2012 and an increase in cash used for increases in working capital.

Net Cash (Used) Provided by Investing Activities

Net cash of $0.7 million used by investing activities for the year ended December 31, 2012 resulted from the purchase of property and equipment and the capitalization of software development expenses. Net cash provided by investing activities of $1.1 million for the year ended December 31, 2011 resulted primarily from the release of $1.0 million from a restricted escrow account, a portion of which was used to satisfy a note payable to former shareholders and cash proceeds of $0.5 million from the sale of the old patent portfolio, offset by cash used to acquire New Global, to purchase property and equipment, and to satisfy a dissenting shareholder claim.

Net Cash Provided by (Used in) Financing Activities

Net cash of $0.3 million provided by financing activities for the year ended December 31, 2012 related primarily to the proceeds from issuance of short term debt from the line of credit. Net cash of $1.5 million used in financing activities for the year ended December 31, 2011 related to repayment of notes payable related to an indemnification obligation of $1.0 million, repayment of $0.25 million of the note payable to former shareholders and repayment of $0.3 million of debt assumed in connection with the New Global acquisition.

Sources of Capital

For the year ended December 31, 2012, our principal source of liquidity was funds generated from the issuance of short-term debt through a line of credit at Silicon Valley Bank.

In March 2012 we entered into a one-year revolving working capital line of credit with Silicon Valley Bank (“SVB”), which permits borrowings up to a principal amount equal to the lesser of (a) $1,500,000 or (b) 80% of the aggregate amount of our outstanding eligible domestic accounts receivable, subject to customary limitations and exceptions (the “2012 Credit Facility”). As of December 31, 2012, $400,000 had been drawn under the 2012 Credit Facility. Interest on the principal amount outstanding under the 2012 Credit Facility accrued at a floating rate equal to the greater of 50 basis points above the U.S. prime rate and 4.0%, and is payable monthly on the first calendar day of each month. The outstanding principal amount of any borrowings under the 2012 Credit Facility, along with any accrued and unpaid interest thereon, was payable on the maturity date, March 28, 2013.

On March 28, 2013, we entered into a new credit facility, which replaced the 2012 Credit Facility and consists of a two-year revolving working capital line of credit with SVB, which permits borrowings of up to a principal amount equal to the lesser of (a) $1,500,000 or (b) eighty percent (80%) of the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions (the “2013 Credit Facility”). The 2013 Credit Facility matures on March 28, 2015. The unpaid principal amount borrowed under the 2013 Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Liquidity Ratio (as defined below) is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at 4.0% per annum. “Liquidity Ratio” is defined to mean the ratio of (i) the amount of our unrestricted cash and cash equivalents held at SVB plus (ii) the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions to (iii) all outstanding indebtedness that we owe to the SVB. As of March 28, 2013 we have borrowed $400,000 under the 2013 Credit Facility, and the principal amount of such borrowings are accruing interest at an interest rate of 4.25%. Interest on the principal amount outstanding under the 2013 Credit Facility is payable monthly on the last calendar day of each month with the outstanding principal amount of any borrowings under the 2013 Credit Facility, along with any accrued and unpaid interest thereon, payable on March 28, 2015.

The 2012 Credit Facility was governed by the terms of a Loan and Security Agreement (the “Loan and Security Agreement”), which required compliance with certain financial and other covenants, was secured by all of our domestic assets except intellectual property (which we agreed not to pledge to others), and was guaranteed on an unsecured basis by certain of our subsidiaries. The Loan and Security Agreement contained customary events of default, which, if triggered, would permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the Loan and Security Agreement. The 2013 Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between us, as borrower, and SVB, as lender (the “A&R Loan Agreement”), which amended and restated in its entirety the Loan and Security Agreement. The A&R Loan Agreement requires us to maintain a consolidated minimum tangible net worth of at least $1,500,000, increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) our net income for such quarter, (ii) any increase in the principal amount of our outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by us in such quarter from the sale or issuance of equity securities. Losses in any quarter shall not reduce the required Tangible Net Worth. “Tangible Net Worth” is defined to mean our and our subsidiaries’ consolidated total assets minus (a) any amounts attributable to (i) goodwill, (ii) intangible items including unamortized debt discount and expense, patents, trademarks, copyrights, and research and development expenses except prepaid expenses, (iii) notes, accounts receivable and other obligations owing to us from our officers or other affiliates, and (iv) reserves not already deducted from assets, minus (b) our total liabilities, plus (c) our subordinated debt.

In addition, we are required to provide certain financial information and compliance certificates to SVB and comply with certain other customary affirmative and negative covenants. The 2013 Credit Facility is secured by all of our domestic assets except for intellectual property (which we agreed not to pledge to others), and the pledge of our equity interests in our foreign subsidiaries that are controlled foreign corporations (as defined in the Internal Revenue Code) is limited to 65% of the voting power of such equity interests. Our obligations under the A&R Loan Agreement are guaranteed on an unsecured basis by certain of our subsidiaries. The A&R Loan Agreement contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the 2013 Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code.

Uses of Capital

Sajan’s primary uses of capital resources for the year ended December 31, 2012 were to fund operating activities, invest in software development, and pay the final installment to the prior owners of New Global, which was acquired in late 2011. Our commitments and contingencies are described in more detail in Note 15 to our financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

We intend to utilize our current capital resources to support our business, including 1) ongoing sales and marketing activities both domestically and internationally, 2) investments in our translation management system, and 3) purchasing strategic companies that may add to our operations and client base.

We believe that our cash and cash equivalents, operating cash flows, and borrowings available under our line of credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to fund our operations, to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSUORES ABOUT MARKET RISK

As a small reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

Sajan, Inc. and Subsidiaries

River Falls, WI

We have audited the accompanying consolidated balance sheets of Sajan, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sajan, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Minneapolis, Minnesota

March 29, 2013

Sajan, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$892,939	$1,763,249
Accounts receivable, net of allowance of $15,000	3,192,337	3,501,898
Unbilled services	1,015,429	823,617
Prepaid expenses and other current asset	438,674	415,794
Deferred tax asset, net of allowance	54,180	54,180
Total current assets	5,593,559	6,558,738

Property and equipment, net	805,284	758,440

Other assets:
Intangible assets, net	569,420	944,791
Capitalized software development costs, net	301,552	123,003
Other assets	26,562	32,820
Total other assets	897,534	1,100,614

Total assets	$7,296,377	$8,417,792

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit	$400,000	$-
Current portion of capital lease obligation	30,980	26,039
Acquisition liability - due to sellers	-	331,131
Accounts payable	2,501,772	2,507,490
Accrued interest – related party	111,288	51,123
Accrued compensation and benefits	519,958	665,793
Accrued liabilities	188,483	167,230
Deferred revenue	583,520	875,017
Total current liabilities	4,336,001	4,623,823

Long-term liabilities:
Capital lease obligation, net of current portion	7,549	38,528
Note payable – related party	750,000	750,000
Total long-term liabilities	757,549	788,528
Total liabilities	5,093,550	5,412,351

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized; 16,268,393 and 16,165,970 issued and outstanding at December 31, 2012 and 2011	162,683	161,659
Additional paid-in capital	6,968,032	6,695,069
Accumulated deficit	(4,728,664)	(3,676,350)
Foreign currency adjustment	(199,224)	(174,937)
Total stockholders’ equity	2,202,827	3,005,441
Total liabilities and stockholders’ equity	$7,296,377	$8,417,792

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011
Revenues:
Translation and consulting income	$20,511,176	$20,904,311

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	13,298,987	12,467,302
Sales and marketing	2,415,436	2,545,309
Research and development	1,093,582	1,622,564
General and administrative	3,757,152	3,849,049
Depreciation and amortization	825,092	747,672
Loss on subsidiary closure	80,113	-
Acquisition expense	-	95,481
Total operating expenses	21,470,362	21,327,377

Loss from operations	(959,186)	(423,066)

Other income (expense):
Interest expense	(98,733)	(72,679)
Net gain on sale of patents	-	550,775
Interest and other income	2,260	5,630
Other expense (income)	60,845	18,327
Total other income (expense), net	(35,628)	502,053

Income (loss) before income taxes	(994,814)	78,987

Income tax expense	57,500	12,000

Income (loss)	$(1,052,314)	$66,987
Other comprehensive loss:
Realized gain on foreign currency translation for shut down of foreign subsidiary	(85,513)	-
Effect of foreign currency translation adjustments	61,226	(152,802)
Comprehensive loss	$(1.076.601)	$(85,515)

Income (loss) per common share – basic & diluted	$(.07)	$.00
Weighted average shares outstanding – basic	16,201,587	16,051,259
Weighted average shares outstanding – diluted	16,201,587	16,341,340

See notes to consolidated financial statements.

Sajan Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012 and 2011

				Accumulated
			Additional	other	Retained
	Common	Common	Paid-In	e	earnings
	Shares	Stock	Capital	loss	(accumulated deficit)	Total

Balances at December 31, 2010	16,009,331	$160,093	$6,339,183	$(22,135)	$(3,743,337)	$2,733,804

Net income				-	66,987	66,987

Exercise of Stock Options / Warrants	18,468	184	8,223			8,407

Issuance of shares for New Global purchase	138,171	1,382	157,307			158,689

Cash distribution returned related to dissenter shares			(30,210)			(30,210)

Stock- based compensation			220,566			220,566

Other comprehensive loss on foreign currency adjustment	-	-	-	(152,802)	-	(152,802)

Balances at December 31, 2011	16,165,970	161,659	6,695,069	(174,937)	(3,676,350)	3,005,441

Net loss					(1,052,314)	(1,052,314)

Cashless exercise of stock options / warrants	19,834	198	(198)			-

Issuance of shares for New Global purchase	82,589	826	94,151			94,977

Stock-based compensation			179,010			179,010

Other comprehensive loss on foreign currency adjustment	-	-	-	61,226		61,226

Realized (gain) loss on foreign currency translation for shutdown of foreign subsidiary				(85,513)		(85,513)

Balances at December 31, 2012	16,268,393	$162,683	$6,968,032	$(199,224)	$(4,728,664)	$2,202,827

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,052,314)	$66,987
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on subsidiary closure	80,113	-
Foreign currency gain on subsidiary closure	(85,513)	-
Amortization of capitalized software costs	123,172	331,411
Amortization of license costs	143,658	147,889
Amortization of intangible assets	247,240	-
Depreciation	311,022	268,372
Stock-based compensation expense	179,010	220,566
Net gain on sale of patents	-	(550,775)
Gain on lease termination	-	(36,568)
Decrease (increase) in current assets:
Accounts receivable	309,561	50,588
Unbilled services	(191,812)	(197,956)
Prepaid expenses and other current assets	(174,037)	(272,769)
Other assets	(5,352)	2,463
Increase (decrease) in current liabilities:
Accounts payable	(5,718)	(278,913)
Accrued interest – related party	60,165	(17,041)
Accrued compensation and benefits	(145,835)	184,657
Accrued liabilities	(20,744)	(60,689)
Deferred revenue	(291,497)	555,053
Net cash flows provided by (used in) operating activities	(518,881)	413,275

Cash flows from investing activities:
Purchases of property and equipment	(372,717)	(194,837)
Release of restrictions of escrow funds	-	1,000,000
Cash paid for purchase of company, net of cash acquired	-	(158,689)
Purchases of intangible assets	(13,045)	(1,359)
Capitalized software development costs	(300,483)	-
Cash acquired in acquisition and merger transactions	-	14,375
Payment for security deposit	-	(20,386)
Payment to dissenter	-	(50,000)
Proceeds from sale of patents	-	550,775
Net cash flows provided by (used in) investing activities	(686,245)	1,139,879

Cash flows from financing activities:
Payments on note payable – related party	-	(250,000)
Payments on note payable – indemnification escrow	-	(1,000,000)
Payments on acquisition debt	(94,978)	(305,178)
Payments on capital lease obligation	(26,038)	(14,793)
Proceeds from issuance of credit facility	400,000	-
Escrow proceeds returned for dissenter shares	-	19,790
Proceeds from common stock issuance	-	8,407
Net cash flows provided by (used in) financing activities	278,984	(1,541,774)

Net increase (decrease) in cash and cash equivalents	(926,142)	11,380

Effect of exchange rate changes in cash	55,832	(151,360)

Cash and cash equivalents – beginning of year	1,763,249	1,903,229

Cash and cash equivalents – end of year	$892,939	$1,763,249

Cash paid for interest, net of amortization of loan fees	$38,568	$89,720
Cash paid for taxes	$50,068	$-
Non-cash investing and financing transactions:
Common stock issued for purchase of company (See Note 4)	$94,977	$158,689
Debt acquired in acquisition (See Note 4)	$-	$305,178
Cashless exercise of stock options	$198	$-
Adjustment of intangible assets and acquisition liability	$141,176	$-
Purchase of fixed assets via capital lease obligation	$-	$79,360

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

1.	Nature of Business

Sajan, Inc. (the “Company” or “Sajan”), a Delaware corporation, provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets. The Company is located in River Falls, Wisconsin. In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software, the producer of Sajan’s technology tools.  Sajan India Software Private Limited (“Sajan India”), based in Delhi, India, was our software development center. This center was closed in January 2012 and these functions moved to our River Falls headquarters. In 2010, we also established a Global Language Service Center in Spain, Sajan Spain S.L.A. (“Sajan Spain”), to serve the European market.  In 2011, we established a Global Language Service Center in Singapore, Sajan Singapore Pte. Ltd (“Sajan Singapore”), to serve the Asia Pacific market. In addition, in 2011 we acquired companies in Spain (“New Global Europe”) and Canada (“New Global Canada”). All of these operations are wholly-owned subsidiaries of Sajan. Effective as of May 7, 2012, Sajan, LLC was merged with and into Sajan, Inc. and Sajan, Inc. was the surviving entity. Operations of New Global Canada are insignificant.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $15,000 at both December 31, 2012 and 2011. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

For the year ended December 31, 2012 we excluded options to purchase 1,138,050 shares and warrants to purchase 176,026 shares from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive. For the year ended December 31, 2011 we excluded options to purchase 649,667 and warrants to purchase 50,004 shares from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Numerator:
Net income (loss)	$(1,052,314)	$66,987
Denominator:
Weighted average common shares outstanding – basic	16,201,587	16,051,529

Income (loss) per common share – basic	$(0.07)	$0.00

Weighted average common shares outstanding – diluted	16,201,587	16,341,340

Income (loss) per common share – diluted	$(0.07)	$0.00

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

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets, which include equipment, capitalized software, intangibles and patents, are subject to depreciation or amortization.  There was no impairment for the years ended December 31, 2012 and 2011.

Capitalized Software Development Costs

Sajan capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. During the year ended December 31, 2012, the Company capitalized $300,000 related to software development activities, (see Note 8).

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense for the years ended December 31, 2012 and 2011 was $123,172 and $331,411, respectively.  Estimated amortization expense for capitalized software costs for the years ending December 31, 2013, 2014, and 2015 is expected to be approximately $113,000, $100,000 and $89,000, respectively.

 Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the years ended December 31, 2012 and 2011, total stock-based compensation expense was approximately $179,000 ($0.01 per share) and $221,000 ($0.01 per share), respectively.   As of December 31, 2012, there was approximately $283,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

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

In determining the compensation cost of the options granted during 2012 and 2011, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	2012	2011
Risk-free interest rate	0.7%	1.9%
Expected life of options granted	7 years	7 years
Expected volatility range	69%	60%
Expected dividend yield	-%	-%

Using the Black-Scholes option pricing model, management has determined that the options and warrants issued in 2012 and 2011 have a weighted-average grant date fair value of $0.94 and $1.34 per share, respectively.

Revenue Recognition

The Company derives revenues primarily from language translation services and professional consulting services.

Translation services utilize the Company’s proprietary translation management system – Transplicity – to provide a solution for all of the customer’s language translation requirements. Services include content analysis, translation memory and retrieval, language translation, account management, graphic design services, technical consulting and professional services.  Services associated with translation of content are generally billed on a “per word” basis. Professional services, including technical consulting and project management are billed on a per hour rate basis.

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

Sajan’s agreements with its customers may provide the customer with a limited time period following delivery of the project for the customer to identify any non-conformities to the pre-defined project specifications. The Company has the opportunity to correct these items. Historically, errors in project deliverables have been minimal and accordingly, revenue is recognized as services are performed.

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues to the extent cash has been received.

As of December 31, 2012 and 2011, the Company had unbilled services of $1,015,429 and $823,617, respectively. Unbilled services relates to revenue that has been recognized but not billed as of each reporting date for services relating to projects that are completed or delivered but for which we had not yet invoiced the customer. The Company recognizes un-invoiced revenue when all revenue recognition criteria are met. However, the unbilled services are not included in accounts receivable until the customer is invoiced.

Cost of Revenues

Cost of revenues consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects. Cost of revenues excludes depreciation and amortization which is presented separately as a component of operating expenses.

Research and Development

Research and development expenses represent costs incurred for development of routine enhancements to our operating software system and include costs incurred during the preliminary project stage of development or related to training or maintenance activities. Research and development expenses consist primarily of salaries and related costs of our software engineering organization, fees paid to third party consultants and certain facility expenses. We expense all research and development expenses as incurred.

Advertising Costs

The majority of advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs totaled $8,956 and $20,357 for the years ended December 31, 2012 and 2011, respectively.

Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity and income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations and Comprehensive Loss.

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

3.	Liquidity

The Company incurred a loss of approximately $1.1 million from continuing operations for the year ended December 31, 2012 and net income of approximately $70,000 for the year ended December 31, 2011. The Company’s liquidity is largely a function of the amount available to borrow on its credit facility. The amount available to borrow on the credit facility is the direct result of the collections and aging on its accounts receivable. The Company has analyzed the historic collections and the positive cash flow in the last two quarters of 2012. This analysis indicates that the Company will continue to generate positive operating cash flow beginning in the first quarter of 2013 and its operations will generate cash to reduce the indebtedness.

We believe our existing cash and cash equivalents, and borrowings available under our credit facility will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

4.	Acquisition

In October 2011, the Company completed the acquisition of the New Global Group of companies (“New Global”). New Global is a provider of multilingual communication services and technologies and serves clients in the United States, Canada and Europe through offices in Montreal, Canada and Madrid, Spain. This acquisition included the purchase of the outstanding stock of two subsidiaries of New Global, New Global Canada and New Global Europe, and certain assets and liabilities of New Global LLC. The effective date of the acquisition was October 1, 2011.

The consideration for the acquisition of New Global included cash, Sajan common stock and the assumption of New Global liabilities and debt. The assumed debt was repaid immediately upon closing of the transaction. Half of the cash and stock consideration was paid at closing and the remaining half of the consideration was paid on the first anniversary of the transaction. Expenses of $95,500 related to the acquisition were recorded in 2011.

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

The liability due to the sellers of approximately $331,000 was subject to adjustment in the event of the discovery of any additional pre-closing liabilities or in the event of loss of revenue from New Global customers during the six month period after closing.

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

On October 14, 2012, the Company and the previous owners of New Global entered into an agreement to formalize the purchase price adjustments that were outlined in the Purchase Agreement dated October 14, 2011 The Company also completed its final valuation of the intangible assets acquired. As a result of this amendment to the agreement, the Company has recorded a reduction in the remaining obligation to the former New Global owners of $141,000 and a corresponding reduction of intangible assets. The remaining obligation to the former New Global owners of $190,000 was settled on October 14, 2012, through the payment of $95,000 and the issuance of 82,589 shares of the Company’s common stock.

5.	Concentrations of Credit Risk

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At December 31, 2012, two customers accounted for approximately 24% and 12% of accounts receivable, and at December 31, 2011 one customer accounted for approximately 17% of accounts receivable.

Sales concentration – For the year ended December 31, 2012, the Company had two customers that accounted for 18% and 11% of net revenues, and for the year ended December 31, 2011, one customer that accounted for 11% of net revenues, respectively.

6.	Segment Information and Major Customers

The Company views its operations and manages its business as one reportable segment, providing language translation solutions to a variety of companies, primarily in its targeted vertical markets.  Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  The Company markets its products and services through its headquarters in the United States and its wholly-owned subsidiaries operating in Ireland, Spain, and Singapore.

Net sales per geographic region, based on the billing location of end customer, are summarized below.

	Years Ended December 31,
	2012		2011
	Sales	Percent	Sales	Percent
United States	$14,419,256	70.3%	$14,334,089	68.6%
Asia	960,131	4.7%	671,315	3.2%
Europe	4,318,771	21.1%	5,319,011	25.4%
Other International	813,018	4.0%	579,896	2.8%
Total Sales	$20,511,176	100.0%	$20,904,311	100.0%

One foreign country accounted for 11.4% of consolidated revenue in 2012 and 11.3% in 2011.

7.	Property and Equipment

Property and equipment consisted of the following as of December 31:

	2012	2011
Furniture, equipment, and software	$1,951,692	$1,625,441
Leasehold improvements	397,562	389,375
Total	2,349,254	2,014,816
Less accumulated depreciation and amortization	(1,543,970)	(1,256,376)
Total property and equipment, net	$805,284	$758,440

Depreciation and amortization expense was $311,022 and $268,372 for the years ended December 31, 2012 and 2011, respectively.

8.	Capitalized Software Development Costs

Capitalized software development costs consist of the following as of December 31:

	2012	2011
Capitalized software development costs	$2,865,655	$2,534,891
Less accumulated amortization	(2,535,060)	(2,435,652)
Change in foreign currency exchange rates	(29,043))	23,764
Total capitalized software development costs, net	$301,552	$123,003

9.	Intangible Assets

Intangible assets consist of the following as of December 31:

	2012	2011
Customer lists acquired	$771,229	$912,405
Patents and licenses	517,883	504,838
Total	1,289,112	1,417,243
Less accumulated amortization	(719,692)	(472,452)
Total intangible assets, net	$569,420	$944,791

Intangible assets are amortized over their expected useful lives of 3 to 15 years. Amortization of intangible assets was $247,240 and $147,889 for the years ended December 31, 2012 and 2011, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2013, 2014, 2015, 2016, 2017, and thereafter is $189,821, $189,821, $170,877, $3,463, $1,595, and $13,831 respectively.  The weighted average remaining life of the intangibles is 3 years.

10.	Related Party Transactions

Note Payable

Notes payable and accrued interest to related parties was approximately $861,000 and $801,000 at December 31, 2012 and December 31, 2011, respectively, related to notes payable to officers and stockholders of the Company, Shannon and Angela Zimmerman.   On February 23, 2010, the Company issued a Promissory Note to Shannon and Angela Zimmerman in the amount of $1 million. The Promissory Note had a term of one year and provided for an interest rate of 8% per year to be accrued until payment of the Promissory Note.  On February 22, 2011, the Promissory Note was amended. The amendment called for the payment of $250,000 of the principal amount immediately together with all accrued interest, but extended the due date on the remaining $750,000 principal amount of the Promissory Note to August 23, 2012. On March 26, 2012, the Promissory Note was amended to extend its maturity date to August 23, 2013, and on March 21, 2013, the Promissory Note was amended to extend its maturity date to August 23, 2015. The other terms of the Promissory Note remain the same. The remaining principal balance of $750,000 under the Zimmerman Note is not repayable while the Silicon Valley Bank credit facility remains in place.

Upon the occurrence of an “event of default,” as defined in the Promissory Note, and at any time thereafter, the unpaid principal balance, plus accrued interest, plus all other amounts due under the Promissory Note will, at the option of the Zimmermans, be immediately due and payable, without notice or demand. The obligations of the Company under the Promissory Note are unsecured and are subordinated to the Credit Facility (see Note 11).

Accrued interest was approximately $111,000 and $51,000 as of December 31, 2012 and 2011, respectively, and is subordinated to the Credit Facility (see Note 11).  Interest expense was $60,000 and $63,000 for the years ended December 31, 2012 and 2011, respectively.

Lease

Sajan leases its office space, under three non-cancelable operating leases, from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon Zimmerman and Angela Zimmerman, each of whom is an executive officer and director of the Company, and beneficial owners of the Company’s outstanding voting common stock. During 2011, the space consisted of approximately 16,000 square feet and was leased pursuant to two agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Effective February 28, 2012, the Company entered into a third lease for an additional 3,850 square feet of space in the same building. The monthly lease payment for this additional space is $4,650. All other terms of the lease were the same as the previous leases. Rent expense for the years ended December 31, 2012 and 2011 was $334,573 and $288,108, respectively.

11.	Credit Facility

In March 2012 we entered into a one-year revolving working capital line of credit with Silicon Valley Bank (“SVB”), which permits borrowings up to a principal amount equal to the lesser of (a) $1,500,000 or (b) 80% of the aggregate amount of our outstanding eligible domestic accounts receivable, subject to customary limitations and exceptions (the “2012 Credit Facility”). As of December 31, 2012, $400,000 had been drawn under the 2012 Credit Facility. Interest on the principal amount outstanding under the 2012 Credit Facility accrued at a floating rate equal to the greater of 50 basis points above the U.S. prime rate and 4.0%, and is payable monthly on the first calendar day of each month. The outstanding principal amount of any borrowings under the 2012 Credit Facility, along with any accrued and unpaid interest thereon, was payable on the maturity date, March 28, 2013.

On March 28, 2013, we entered into a new credit facility by entering into a two-year revolving working capital line of credit with SVB, which permits borrowings of up to a principal amount equal to the lesser of (a) $1,500,000 or (b) eighty percent (80%) of the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions (the “2013 Credit Facility”). The 2013 Credit Facility matures on March 28. 2015. The unpaid principal amount borrowed under the 2013 Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Liquidity Ratio (as defined below) is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at 4.0% per annum. “Liquidity Ratio” is defined to mean the ratio of (i) the amount of our unrestricted cash and cash equivalents held at SVB plus (ii) the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions to (iii) all outstanding indebtedness that we owe to the SVB. As of March 28. 2013 we have borrowed $400,000 under the 2013 Credit Facility, and the principal amount of such borrowings are accruing interest at an interest rate of 4.25%. Interest on the principal amount outstanding under the 2013 Credit Facility is payable monthly on the last calendar day of each month with the outstanding principal amount of any borrowings under the 2013 Credit Facility, along with any accrued and unpaid interest thereon, payable on March 28. 2015.

The 2012 Credit Facility was governed by the terms of a Loan and Security Agreement, dated as of March 28, 2012, entered into by and among Sajan, Inc. and Sajan, LLC, as borrowers, and SVB, as lender (the “Loan and Security Agreement”). The Loan and Security Agreement required us to maintain (a) a minimum liquidity ratio of 1.25:1.00, measured monthly based on the ratio of (i) the amount of borrowers’ unrestricted cash and cash equivalents held at SVB plus (ii) the aggregate amount of borrowers’ outstanding eligible domestic accounts receivable, subject to customary limitations and exceptions to (iii) all outstanding indebtedness owing by borrowers to SVB and (b) a minimum EBITDA covenant, measured monthly on a consolidated basis. In addition, we were required to provide certain financial information and compliance certificates to SVB and comply with certain other customary affirmative and negative covenants. The Credit Facility was originally secured by all of our domestic assets except for intellectual property (which we agreed not to pledge to others), and the pledge of our equity interests in our foreign subsidiaries is limited to 65% of such equity interests. Our obligations under the Loan and Security Agreement were also guaranteed on an unsecured basis by certain of our subsidiaries. The Loan and Security Agreement contained customary events of default, which, if triggered, would permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the Loan and Security Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code.

The 2013 Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between us, as borrower, and SVB, as lender (the “A&R Loan Agreement”), which amended and restated in its entirety the Loan and Security Agreement. The A&R Loan Agreement requires us to maintain a consolidated minimum tangible net worth of at least $1,500,000 increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) our net income for such quarter, (ii) any increase in the principal amount of our outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by us in such quarter from the sale or issuance of equity securities. Losses in any quarter shall not reduce the required Tangible Net Worth. “Tangible Net Worth” is defined to mean our and our subsidiaries’ consolidated total assets minus (a) any amounts attributable to (i) goodwill, (ii) intangible items including unamortized debt discount and expense, patents, trademarks, copyrights, and research and development expenses except prepaid expenses, (iii) notes, accounts receivable and other obligations owing to us from our officers or other affiliates, and (iv) reserves not already deducted from assets, minus (b) our total liabilities, plus (c) our subordinated debt.

In addition, we are required to provide certain financial information and compliance certificates to SVB and comply with certain other customary affirmative and negative covenants. The Credit Facility is secured by all of our domestic assets except for intellectual property (which we agreed not to pledge to others), and the pledge of our equity interests in our foreign subsidiaries that are controlled foreign corporations (as defined in the Internal Revenue Code) is limited to 65% of the voting power of such equity interests. Our obligations under the A&R Loan Agreement are guaranteed on an unsecured basis by certain of our subsidiaries. The A&R Loan Agreement contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code.

The loans that were made to us under the Loan and Security Agreement and are now made to us under the A&R Loan Agreement are senior in right of payment to loans made to us by certain of our directors, executive officers and stockholders. In connection with the Loan and Security Agreement, we entered into a Subordination Agreement, dated as of March 28, 2012 (the “2012 Subordination Agreement”), with SVB and Shannon and Angel Zimmerman (the “Zimmermans”), relating to the promissory note issued by us to the Zimmermans on February 23, 2010, in the original aggregate principal amount of $1,000,000 (the “Zimmerman Note”) (See Note 10). The 2012 Subordination Agreement provided that we were not able to make principal payments on the Zimmerman Note prior to repaying the full amount of borrowings made under the 2012 Credit Facility. In connection with the A&R Loan Agreement, we entered into a Subordination Agreement, dated as of March 21, 2013 (the “2013 Subordination Agreement”), with SVB and the Zimmermans related to the Zimmerman Note. The 2013 Subordination Agreement replaced the 2012 Subordination Agreement and contains terms substantially similar to those of the 2012 Subordination Agreement. The Company does not anticipate paying the Zimmerman Note in 2013 and therefore is classifying this as long-term indebtedness.

At one month-end during the year ended December 31, 2012 and at month-end January 31, 2013 and February 28, 2013, the Company was not in compliance with one of the covenants of the Credit Facility. The Company received waivers for these violations. The Company was in compliance with all applicable covenants of the Credit Facility at December 31, 2012.

12.	Other Accrued Liabilities

Other accrued liabilities included the following as of December 31:

	2012	2011
Legal and professional services	$30,131	$22,720
VAT tax obligations	80,806	71,185
Other	77,546	73,325
Total	$188,483	$167,230

13.	Options and Warrants

Amended and Restated 2004 Long-Term Incentive Plan

Over the past several years, shareholders have approved various modifications to the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”) so that as of December 31, 2012, 2,200,000 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company. Exercise prices are determined by the board of directors on the dates of grants. The Company issues new shares when stock options are exercised.

The following table summarizes stock option activity for options granted under and outside of the Plan for the years ended December 31, 2012 and 2011:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Weighted-	Contractual
	Number of	Exercise	Average	Term
	Stock Options	Price	Fair Value	(Years)

Balance at December 31, 2010	836,646	$2.01	$1.25	7.3

Granted	680,000	1.34	0.89
Exercised	(20,673)	0.61	0.21
Cancelled	(59,506)	1.32	0.79

Balance at December 31, 2011	1,436,467	$1.74	$1.05	7.7

Granted	221,000	0.94	0.60
Exercised	(40,000)	0.61	0.50
Cancelled	(479,417)	2.77	1.00

Balance at December 31, 2012	1,138,050	$1.19	$1.01	6.9

Exercisable at December 31, 2011	587,880	$2.29	$1.05	5.4
Exercisable at December 31, 2012	685,249	$1.17	$1.15	5.5
Vested during 2012	300,536	$1.24	$0.89
Nonvested at December 31, 2012	452,801	$1.22	$0.80	9.0

Aggregate fair value of options vested during the years ended December 31, 2012 and 2011 was $229,142 and $128,178, respectively.

Intrinsic value as of December 31, 2012 is based on the fair value price of $0.45, which was the closing price of the stock on December 31, 2012. Based on the $0.45 fair value of the stock, there were no in-the-money options as of December 31, 2012. Accordingly, there is no intrinsic value information for in-the-money options as of December 31, 2012. The intrinsic value of options exercised during the year ended December 31, 2012 was $24,000. The Company used a fair value of $1.26 on December 31, 2011. The total number of shares of in-the-money options outstanding as of December 31, 2011 was 786,800. The total number of shares subject to in-the-money options exercisable as of December 31, 2011 was 462,381. The intrinsic value of options outstanding and exercisable at December 31, 2011 was $282,263 and $244,984, respectively.

The following is a summary of warrants outstanding and exercised for the years ended December 31, 2012 and 2011:

					Weighted-
					Average
		Weighted-			Remaining
		Average	Weighted-		Contractual
	Warrants	Exercise	Average	Aggregate	Term
	Shared	Price	Fair Value	Fair Value	(Years)

Balance at December 31, 2010	548,007	$17.89	$0.10	$56,581	2.2
Warrants expired	(371,981)	$23.30
Balance at December 31, 2011	176,026	$2.17	$0.32	$56,581	4.2
Balance at December 31, 2012	176,026	$2.17	$0.32	$56,581	3.2

All warrants were vested as of December 31, 2012 and 2011.

14.	Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense (benefit) for the years ended December 31:

	2012	2011
Federal Income tax (benefit) at the statutory rate	$(348,000)	$27,000
State income tax	(79,000)	6,000
Federal benefit for state taxes	28,000	(2,000)
Foreign taxes	57,500	-
Alternative minimum tax	-	12,000
Non-deductible expenses	(14,000)	36,000
Adjustment of net operating loss	145,000	143,000
Valuation allowance	268,000	(210,000)
Income tax expense (benefit)	$57,500	$12,000

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

Net deferred tax assets consist of the following as of December 31:

	2012	2011
Deferred tax assets:
Accounts payable and other liabilities	$73,000	$202,000
Stock-based compensation	412,000	429,000
Net operating loss and credit carryforward	12,033,000	11,926,000
Other	31,000	31,000
Valuation allowance	(12,178,000)	(11,997,000)
	$371,000	$591,000

Deferred tax liabilities
Accounts receivable and other assets	(30,000)	(323,000)
Nondeductible acquired intangibles	(120,000)	(121,000)
Depreciation	(41,000)	(41,000)
Capitalized software development costs	(126,000)	(52,000)
	$(317,000)	$(537,000)

The above deferred taxes have been classified in the accompanying consolidated balance sheets as follows as of December 31:

	2012	2011
Current assets (included in other current assets)	$54,000	$54,000
Noncurrent liability	-	-
	$54,000	$54,000

The provision for income taxes charged to operations consists of the following for the years ended December 31:

	2012	2011
Current - US	$-	$12,000
Current - Foreign	57,500	-
Deferred - US	-	-
Deferred - Foreign	-	-
Total	$57,500	$12,000

The cumulative net operating loss available to offset future income for federal and state reporting purposes was approximately $31.2 million and $7.4 million, respectively as of December 31, 2012.  Available research and development and foreign tax credit carryforwards at December 31, 2012 were $0.7 million. The difference between the amount of net operating loss carryforward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. No deferred tax benefit has been provided for these losses. The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2030 and the tax credit carryforwards expire in calendar years 2020 through 2028.

The net deferred tax assets have a valuation allowance to reserve against those deferred tax assets that the Company believes it is more likely than not that it will be unable to fully utilize the deferred tax benefits.  In the event that the Company determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will reduce its deferred income tax expense.

Future utilization of available net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized. Based upon the provisions of Section 382 of the Code, as of December 31, 2012 approximately $1.6 million of net operating loss carryforwards are limited as to future use. The amount of these losses which are available in any one year is approximately $0.6 million. No limitations exist on the remaining $29.6 million of federal loss carryforwards.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   As such, the Company has recorded a valuation allowance to offset virtually all of its deferred tax assets.  The valuation allowance was $12.3 million and $12.0 million as of December 31, 2012 and December 31, 2011. The change in the valuation allowance for December 31, 2012 and 2011 are $181,000 and $315,000, respectively. The change in the valuation allowance shown in the effective tax rate reflects the current year’s activity. It does not include a change in the valuation allowance due to changes in deferred items or purchase accounting items that do not affect the current year tax provision.

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

We file a consolidated U.S. federal tax return.  The Company’s federal and state tax returns for the years ended 2008-2010 are still subject to examination. As a result of the adoption of ASC 740 – Income Taxes, effective October 1, 2007, we applied the requirements of ASC 740 to all tax positions for which the statute of limitations remained open.  ASC 740 was issued to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in prior standards on consistent recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosures and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statements of operations and comprehensive loss.

15.	Commitments and Contingencies

Capital Lease

The Company entered into a three year capital lease agreement for the purchase of computer equipment in May 2011. The lease provides for the purchase of the equipment at the end of the lease term for a nominal amount. The total amount financed under the lease is $79,000 and the monthly payments are $2,943.

The Company’s capital lease obligation as of December 31, 2012 are as follows:

2012

Equipment Lease – American Capital, monthly installments of $2,943 including interest at 17.5%, due April 2014, secured by the equipment	$38,529
Less: Current Portion	(30,980)
Capital lease obligation, net of current portion	$7,549

Payments on the capital lease obligation, including interest for 2013 and 2014 are $35,315 and $7,754, respectively.

Operating Leases

The Company leases its office buildings and certain office equipment under non-cancellable operating leases. Total rent expense under these operating leases, including related party was $479,547 and $387,559 for the years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2012 are as follows:

Year Ending	Amount
2013	$462,193
2014	399,939
2015	348,423
2016	348,423
Thereafter	29,893
Total	$1,588,871

Severance Agreements

The Company has employee agreements with two officers which provide for severance payments of up to one year’s annual salary for those officers if employment is terminated by the Company without cause.

Legal Proceedings

In the ordinary course of business, the Company is subject to legal proceedings and claims. In the opinion of management, the amount of ultimate liability with respect to these actions may or may not materially affect the financial position of the Company nor can an estimate be made. The Company expenses legal costs during the period incurred.

16.	Sale of Patents

In 2011, Sajan completed the sale of selected patents and patent applications that were acquired in the merger with Mathstar in February 2010. The technology sold is not related to Sajan’s language translation business. Gross proceeds from the sale were $600,000 and costs associated with the sale were $49,225. The net gain on the sale is presented in other income on the consolidated statement of operations.

17.	Closure of India Operations

Close of India Operation

In January 2012, the Company implemented a plan to close the software development operation in India and to transfer those activities to its River Falls headquarters. The Company terminated the employees in January 2012 and is in the final process of formally dissolving the subsidiary. The operation had limited assets and liabilities. The Company expects to incur the following costs in connection with this closure:

Loss on disposal of equipment and other assets	$31,143
Employee severance	18,970
Lease termination	20,000
Professional fees and costs	10,000
Net loss	$80,113

Total cash expenses will be approximately $50,000. Approximately $27,000 was paid during 2012 and the remainder is expected to be paid out in the first half of 2013. The Company expects to file final dissolution documents in the second quarter of 2013.

In connection with this closure, the Company recognized the unrealized foreign currency gain of $85,000 that existed at the time of closing the subsidiary. This gain was recorded in other income for the year ended December 31, 2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

This report includes the certification of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibit 31.1 to this report. This Item 9A includes information concerning the controls and control evaluations referred to in such certification.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2012.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, Sajan’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, Sajan’s internal control over financial reporting is effective based on these criteria.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on Sajan’s internal control over financial reporting as of December 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter that have materially affected, or were reasonably likely to materially affect, such controls.

ITEM 9B.    OTHER INFORMATION

On March 28, 2013, we entered into a two-year revolving working capital line of credit facility with Silicon Valley Bank (“SVB”), which permits borrowings of up to a principal amount equal to the lesser of (a) $1,500,000 or (b) eighty percent (80%) of the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions (the “Credit Facility”). The Credit Facility matures on March 28, 2015. The unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) one percent (1.0%) above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Liquidity Ratio (as defined below) is greater than or equal to 2.0 to 1.0 and (b) two and one quarter percent (2.25%) above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at four percent (4.0%) per annum. “Liquidity Ratio” is defined to mean the ratio of (i) the amount of our unrestricted cash and cash equivalents held at SVB plus (ii) the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions to (iii) all outstanding indebtedness that we owe to the SVB. As of March 28, 2013, we have borrowed $400,000 under the Credit Facility, and the principal amount of such borrowings are accruing interest at an interest rate of 4.25%. Interest on the principal amount outstanding under the Credit Facility is payable monthly on the last calendar day of each month with the outstanding principal amount of any borrowings under the Credit Facility, along with any accrued and unpaid interest thereon, payable on March 28, 2015.

The Credit Facility is governed by the terms of that certain Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between us, as borrower, and SVB, as lender (the “A&R Loan Agreement”). The A&R Loan Agreement requires us to maintain a consolidated minimum tangible net worth of at least $1,500,000 increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) our net income for such quarter, (ii) any increase in the principal amount of our outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by us in such quarter from the sale or issuance of equity securities. Losses in any quarter shall not reduce the required Tangible Net Worth. “Tangible Net Worth” is defined to mean our and our subsidiaries’ consolidated total assets minus (a) any amounts attributable to (i) goodwill, (ii) intangible items including unamortized debt discount and expense, patents, trademarks, copyrights, and research and development expenses except prepaid expenses, (iii) notes, accounts receivable and other obligations owing to us from our officers or other affiliates, and (iv) reserves not already deducted from assets, minus (b) our total liabilities, plus (c) our subordinated debt.

In addition, we are required to provide certain financial information and compliance certificates to SVB and comply with certain other customary affirmative and negative covenants. The Credit Facility is secured by all of our domestic assets except for intellectual property (which we agreed not to pledge to others), and the pledge of our equity interests in our foreign subsidiaries that are controlled foreign corporations (as defined in the Internal Revenue Code) is limited to 65% of the voting power of such equity interests. Our obligations under the A&R Loan Agreement are guaranteed on an unsecured basis by certain of our subsidiaries. The A&R Loan Agreement contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code.

The loans made to us under the A&R Loan Agreement are senior in right of payment to loans made to us by certain of our officers. In connection with the A&R Loan Agreement, we entered into a Subordination Agreement, dated as of March 28, 2013 (the “2013 Subordination Agreement”), with SVB and Shannon and Angel Zimmerman (the “Zimmermans”), relating to the promissory note issued by us to the Zimmermans on February 23, 2010, in the original aggregate principal amount of $1,000,000 (the “Zimmerman Note”). The 2013 Subordination Agreement provides that we will not make principal payments on the Zimmerman Note prior to repaying the full amount of borrowings made under the Credit Facility. On March 21, 2013, the Zimmerman Note was amended to extend the maturity date of the remaining $750,000 principal amount from August 23, 2013 to August 23, 2015.

The foregoing descriptions of the Credit Facility and Zimmerman Note as amended do not purport to be complete and are qualified in their entirety by reference to the A&R Loan Agreement, the 2013 Subordination Agreement and the Third Amendment to Promissory Note, which are attached hereto as Exhibits 10.17, 10.18 and 10.19, respectively, and are incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Qualifications of Candidates for Election to the Board,” “Stockholder Recommendations for Directors,” “Stockholder Communications with the Board of Directors,” and “Compliance with Section 16(a) of the Exchange Act” in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Audit and Non-Audit Services and Fees Billed to Company by Independent Registered Public Accounting Firm,” included in the proposal to ratify the appointment of our independent registered public accounting firm in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

None.

EXHIBITS

See Exhibit Index to Form 10-K immediately following the signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAJAN, INC.

Date: March 29, 2013	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer, President, and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes SHANNON ZIMMERMAN, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2013	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: March 29, 2013	/s/ Angela Zimmerman
Angela (Angel) Zimmerman, Director

Date: March 29, 2013	/s/ Michael W. Rogers
Michael W. Rogers, Director

Date: March 29, 2013	/s/ Kris Tufto
Kris Tufto, Director

Date: March 29, 2013	/s/ Richard C Perkins
Richard C. Perkins, Director

Date: March 29, 2013	/s/ Benno G. Sand
Benno G. Sand, Director

Date: March 29, 2013	/s/ Benjamin Allen
Benjamin Allen, Director

EXHIBIT INDEX

SAJAN, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“ SEC ”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on August 3, 2005, Registration No. 333-127164 {“Registration Statement”}).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 23, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2008).

3.3	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of the State of Delaware on February 25, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

3.4	Certificate of Ownership and Merger merging Sajan, Inc. into MathStar, Inc. filed with the Securities and Exchange Commission on March 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

10.1*	The Company’s 2004 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2007).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.3*	Form of Non-Statutory Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.4*	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.5*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Angela Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.6*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Shannon Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.7	Standard Office Lease Agreement (No. 1) between Sajan, Inc. and River Valley Business Center, LLC, dated February 1, 2010 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.8	Standard Office Lease Agreement (No. 2) between Sajan, Inc. and River Valley Business Center, LLC, dated February 1, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.9	Standard Office Lease Agreement (No. 3) between Sajan, Inc. and River Valley Business Center, LLC, effective February 28, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.10	Promissory Note, dated February 23, 2010, in the original principal amount of $1,000,000 issued by the Company to Shannon and Angel Zimmerman (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.11	Escrow Agreement, dated February 23, 2010, among the Company, Sajan, LLC and Thomas Magne, as representative for the shareholders of Sajan, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.12*	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010).

10.13	Amendment to Promissory Note dated February 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2011).

10.14	Loan and Security Agreement dated March 28, 2012, by and among Sajan, Inc., Sajan, LLC and Silicon Valley Bank ( incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.15	Subordination Agreement dated March 28, 2012, by and among Sajan, Inc., Sajan, LLC, Angel and Shannon Zimmerman and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.16	Second Amendment, dated March 26, 2012, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.17	Amended and Restated Loan and Security Agreement dated March 28, 2013, by and among Sajan, Inc. and Silicon Valley Bank (filed herewith).

10.18	Subordination Agreement dated March 28, 2013, by and among Sajan, Inc., Angel and Shannon Zimmerman and Silicon Valley Bank (filed herewith).

10.19	Third Amendment, dated March 21, 2013, to Promissory Note dated February 23, 2010 (filed herewith).

21.1	Subsidiaries of Sajan, Inc. (filed herewith).

23.1	Consent from Baker Tilly Virchow Krause, LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

(*)	Indicates a management contract or compensatory plan or arrangement.

(**)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

- 63 -