Form 10-Q
period 2013-06-30
SAJAN INC
filed 2013-08-12
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

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

As of August 9, 2013, the registrant had 16,268,393 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$945,052	$892,939
Accounts receivable, net of allowance of $15,000	4,001,815	3,192,337
Deferred tax asset, net of allowance	54,180	54,180
Unbilled services	1,137,283	1,015,429
Prepaid expenses and other current assets	631,632	438,674
Total current assets	6,769,962	5,593,559

Property and equipment, net	1,022,938	805,284

Other assets:
Intangible assets, net	474,510	569,420
Capitalized software development costs, net	482,245	301,552
Other assets	24,975	26,562
Total other assets	981,730	897,534

Total assets	$8,774,630	$7,296,377

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit	$400,000	$400,000
Current portion of capital lease obligations	157,548	30,980
Accounts payable	2,547,709	2,501,772
Accrued interest – related party	141,041	111,288
Accrued compensation and benefits	691,308	519,958
Accrued liabilities	195,845	188,483
Deferred revenue	1,337,937	583,520
Total current liabilities	5,471,388	4,336,001

Commitments and contingencies

Long-term liabilities:
Capital lease obligations, net of current portion	122,540	7,549
Note payable – related party	750,000	750,000
Total long-term liabilities	872,540	757,549
Total liabilities	6,343,928	5,093,550

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized; 16,268,393 issued and outstanding at June 30, 2013 and December 31, 2012	162,683	162,683
Additional paid-in capital	7,067,862	6,968,032
Accumulated deficit	(4,565,541)	(4,728,664)
Foreign currency adjustment	(234,302)	(199,224)
Total stockholders’ equity	2,430,702	2,202,827
Total liabilities and stockholders’ equity	$8,774,630	$7,296,377

See notes to unaudited consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Translation and consulting	$6,133,008	$5,512,768	$11,657,210	$10,176,499

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	3,743,441	3,522,062	7,156,187	6,643,827
Sales and marketing	833,593	640,210	1,573,674	1,242,772
Research and development	205,393	319,080	368,784	765,806
General and administrative	943,775	984,009	1,893,526	1,950,219
Loss on subsidiary closure	-	-	-	80,113
Depreciation and amortization	222,761	183,319	428,667	404,235
Total operating expenses	5,948,963	5,648,680	11,420,838	11,086,972

Income (loss) from operations	184,045	(135,912)	236,372	(910,473)

Other income (expense):
Interest expense	(27,412)	(29,279)	(56,454)	(47,105)
Other expense, net	(3,257)	(15,493)	2,478	(12,707)
Total other (expense), net	(30,669)	(44,772)	(53,976)	(59,812)

Income (loss) before income taxes	153,376	(180,684)	182,396	(970,285)

Income tax expense	5,926	-	19,273	-

Income (loss)	$147,450	$(180,684)	$163,123	$(970,285)
Effect of foreign currency translation adjustments	17,109	(49,386)	(35,078)	11,898
Comprehensive income (loss)	$164,559	$(230,070)	$128,045	$(958,387)

Income (loss) per common share – basic and diluted	$0.01	$(0.01)	$0.01	$(0.06)
Weighted average shares outstanding – basic	16,268,393	16,185,804	16,268,393	16,182,426
Weighted average shares outstanding – diluted	16,308,220	16,185,804	16,308,220	16,182,426

See notes to unaudited consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$163,123	$(970,285)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on subsidiary closure	-	80,113
Amortization of capitalized software costs	61,521	86,780
Amortization of license costs	107,832	29,825
Amortization of intangible assets	94,910	143,362
Depreciation	164,363	144,268
Stock-based compensation expense	99,830	104,677

Decrease (increase) in current assets:
Accounts receivable	(809,478)	(300,779)
Unbilled services	(121,854)	(297,543)
Prepaid expenses and other current assets	(300,791)	(235,449)
Other assets	1,057	(3,402)
Increase (decrease) in current liabilities:
Accounts payable	45,937	202,842
Accrued interest – related party	29,753	29,918
Accrued compensation and benefits	171,350	(132,997)
Accrued liabilities	7,362	(24,231)
Deferred revenue	754,417	(118,906)
Net cash flows provided by (used in) operating activities	469,372	(1,261,809)

Cash flows from investing activities:
Purchases of property and equipment	(112,303)	(257,254)
Purchases of intangible assets	-	(3,010)
Capitalized software development costs	(242,253)	-
Net cash flows used in investing activities	(354,556)	(260,264)

Cash flows from financing activities:
Payments on capital lease obligations	(29,971)	(12,454)
Net cash flows used in financing activities	(29,971)	(12,454)

Net increase (decrease) in cash and cash equivalents	84,845	(1,534,527)

Effect of exchange rate changes in cash	(32,732)	8,608

Cash and cash equivalents – beginning of period	892,939	1,763,249

Cash and cash equivalents – end of period	$945,052	$237,330

Cash paid for taxes	$19,273	$-
Cash paid for interest, net of amortization of loan fees	$26,701	$17,187

Non-cash investing and financing transactions:	$-	$198
Cashless exercise of stock options
Purchase of property and equipment via capital lease obligation	$271,530	$-

See notes to unaudited consolidated financial statements.

Sajan, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business / Basis of Presentation

Sajan, Inc. (the “Company” or “Sajan”), a Delaware corporation, provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets. The Company is located in River Falls, Wisconsin. In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software, the producer of Sajan’s technology tools. Sajan India Software Private Limited (“Sajan India”), based in Delhi, India, was our software development center. This center was closed in January 2012 and these functions moved to our River Falls headquarters. In 2010, we also established a Global Language Service Center in Spain, Sajan Spain S.L.A. (“Sajan Spain”), to serve the European market.  In 2011, we established a Global Language Service Center in Singapore, Sajan Singapore Pte. Ltd (“Sajan Singapore”), to serve the Asia Pacific market. In 2013, we established Sajan do Brasil Traduções (“Sajan Brazil”), which is based in Sao Paulo, Brazil. This center will serve the South American market. All of these operations are wholly-owned subsidiaries of Sajan. In addition, in 2011 we acquired companies in Spain (“New Global Europe”) and Canada (“New Global Canada”). In the first quarter of 2013, New Global Europe was merged into Sajan Spain and New Global Canada was merged into Sajan, Inc.

Effective as of May 7, 2012, Sajan, LLC was merged with and into Sajan, Inc, and Sajan, Inc. was the surviving entity in the merger.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sajan, Inc. and its wholly-owned subsidiaries, Sajan Software, Sajan India, Sajan Spain, Sajan Singapore, Sajan Brazil, Sajan, LLC, New Global Europe and New Global Canada from the effective date of their acquisition or formation.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions, on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $15,000 at both June 30, 2013 and December 31. 2012. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

For both the three and six months ended June 30, 2013, we excluded options to purchase 1,049,000 shares and warrants to purchase 50,004 shares from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive. For both the three and six months ended June 30, 2012, we excluded options to purchase 1,470,050 shares and warrants to purchase 176,026 shares from the diluted weighted average share outstanding calculation because the Company had a net loss and inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended June 30,
	2013	2012
Numerator:
Net income (loss)	$147,450	$(180,684)
Denominator:
Weighted average common shares outstanding - basic	16,268,393	16,185,804
Weighted average common shares outstanding – diluted	16,308,220	16,185,804
Income (loss) per common share - basic and diluted	$0.01	$(0.01)

	Six months ended June 30,
	2013	2012
Numerator:
Net income (loss)	$163,123	$(970,285)
Denominator:
Weighted average common shares outstanding - basic	16,268,393	16,182,426
Weighted average common shares outstanding – diluted	16,308,220	16,182,426
Income (loss) per common share - basic and diluted	$0.01	$(0.06)

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

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets, which include intangibles and patents, are subject to amortization.  There was no impairment for the three and six months ended June 30, 2013 and 2012.

	June 30, 2013	December 31. 2012
Customer lists acquired	$771,229	$771,229
Patents and licenses	517,883	517,883
Less accumulated amortization	(814,602)	(719,692)
Total intangible assets, net	$474,510	$569,420

Intangible assets are amortized over their expected useful lives of 3 to 15 years. Amortization of intangible assets was $47,455 and $58,092 for the three months ended June 30, 2013 and 2012, respectively. Amortization of intangible assets was $94,910 and $143,362 for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense of intangible assets for the remainder of 2013 and the years ending December 31, 2014, 2015, 2016, 2017, and thereafter is $94,911, $189,821, $170,655, $3,686, $1,595,  and $13,842 respectively.  The weighted average remaining life of the intangibles is 3 years.

Capitalized Software Development Costs

Sajan capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. During the three months and six months ended June 30, 2013, the Company capitalized approximately $94,000 and $242,000, respectively, related to software development activities. No amounts were capitalized during the three and six months ended June 30, 2012.

Capitalized software development costs consist of the following as of:

	June 30, 2013	December 31. 2012
Capitalized software development costs	$3,084,803	$2,865,655
Less accumulated amortization	(2,602,558)	(2,535,060)
Change in foreign currency	-	(29,043)

Total capitalized software development costs, net	$482,245	$301,552

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense for the three and six months ended June 30, 2013 was $38,973 and $61,561, respectively, and for the three and six months ended June 30, 2012 was $33,766 and $86,780, respectively. Estimated amortization expense for capitalized software costs for the remainder of 2013 and the years ending December 31, 2014, 2015, and 2016 are expected to be approximately, $89,000, $181,000, $169,000, and $43,000 respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three and six months ended June 30, 2013, total stock-based compensation expense was approximately $51,000 ($0.00 per share) and $100,000 ($0.01 per share) respectively. For the three and six months ended June 30, 2012, total stock-based compensation was $50,000 ($0.00 per share) and $105,000 ($0.01 per share), respectively.  As of June 30, 2013, there was approximately $383,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

The Company’s determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures. An option’s expected term is the estimated period between the grant date and the exercise date of the option. As the expected term increases, the fair value of the option and the compensation cost will also increase. The expected-term assumption is generally calculated using historical stock option exercise data; however the Company does not have historical exercise data to develop such an assumption. As a result, the Company determined the expected term assumption using the simplified expected-term calculation as provided in SEC Staff Accounting Bulletin 107.

The Company calculates expected volatility for stock options and awards using its own stock price. Management expects and estimates substantially all director and employee stock options will vest, and therefore the forfeiture rate used is zero.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during 2013 and 2012, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended June 30,
	2013	2012
Risk-free interest rate	0.8%	0.9%
Expected life of options granted	7 Yrs	7 Yrs
Expected volatility range	86.1%	66.3%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended June 30, 2013 and 2012 have a weighted-average grant date fair value of $0.60 and $0.67.

	Six months ended June 30,
	2013	2012
Risk-free interest rate	0.9%	0.9%
Expected life of options granted	7 Yrs	7 Yrs
Expected volatility range	87.6%	66.3%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued for the six months ended June 30, 2013 and 2012 have a weighted-average grant date fair value of $0.68 per share and $ 0.65 per share, respectively.

Revenue Recognition

The Company derives revenues primarily from language translation services and professional consulting services.

Translation services utilize the Company’s proprietary translation management system – Transplicity – to provide a solution for all of the customer’s language translation requirements. Services include content analysis, translation memory and retrieval, language translation, account management, graphic design services, technical consulting and professional services.  Services associated with translation of content are generally billed on a “per word” basis. Professional services, including technical consulting and project management, are billed on a per hour rate basis.

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

As of June 30, 2013 and December 31, 2012, the Company had unbilled services of $1,137,283 and $1,015,429, respectively. Unbilled services relates to revenue that has been recognized but not billed as of each reporting date for services relating to projects that are completed or delivered but for which we had not yet invoiced the customer. The Company recognizes un-invoiced revenue when all revenue recognition criteria are met. However, the unbilled services are not included in accounts receivable until the customer is invoiced.

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

Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of stockholders’ equity and income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Comprehensive Income (Loss).

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At June 30, 2013 and December 31, 2012, one customer accounted for approximately 22% and two customers accounted for 24% and 12% of accounts receivable, respectively.

Sales concentration – For the three months ended June 30, 2013, one customer accounted for 18% of net revenues and two customers accounted for 21% and 14% of net revenues for the same three months ended June 30, 2012. For the six months ended June 30, 2013, one customer accounted for 17% of net revenues and two customers accounted for 17% and 10% of net revenues in the same period of 2012.

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

Net sales per geographic region, based on the billing location of end customer, are summarized below.

	Three months ended June 30,
	2013		2012
	Sales	Percent	Sales	Percent
United States	$3,965,000	65%	$3,834,000	69%
International	2,168,000	35%	1,679,000	31%
Total Sales	$6,133,000	100%	$5,513,000	100%

	Six months ended June 30,
	2013		2012
	Sales	Percent	Sales	Percent
United States	$7,757,000	67%	$7,236,000	71%
International	3,900,000	33%	2,940,000	29%
Total Sales	$11,657,000	100%	$10,176,000	100%

For the three and six months ended June 30, 2013, one foreign country accounted for 9.9% and 10.0% of the net revenues, respectively, and 14.5% and 11.3% of net revenues for the same respective periods in 2012.

4.	Related Party Transactions

Notes Payable

Notes payable and accrued interest to related parties was approximately $891,000 and $861,000 at June 30, 2013 and December 31, 2012, respectively, related to notes payable to officers and stockholders of the Company, Shannon and Angela Zimmerman.   On February 23, 2010, the Company issued a Promissory Note to Shannon and Angela Zimmerman in the amount of $1 million. The Promissory Note had a term of one year and provided for an interest rate of 8% per year to be accrued until payment of the Promissory Note.  On February 22, 2011, the Promissory Note was amended. The amendment called for the payment of $250,000 of the principal amount immediately together with all accrued interest, but extended the due date on the remaining $750,000 principal amount of the Promissory Note to August 23, 2012. On March 26, 2012, the Promissory Note was amended to extend its maturity date to August 23, 2013, and on March 21, 2013, the Promissory Note was amended to extend its maturity date to August 23, 2015. The other terms of the Promissory Note remain the same. The remaining principal balance of $750,000 under the Zimmerman Note is not repayable while 2013 Credit Facility remains in place.

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

Accrued interest was approximately $141,000 and $111,000 as of June 30, 2013 and December 31, 2012, respectively. Interest expense was approximately $15,000 and $30,000 for the three and six months ended June 30, 2013 and 2012, respectively.

Lease

Sajan leases its office space, under three non-cancelable operating leases, from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon Zimmerman and Angela Zimmerman, each of whom is an executive officer and director of the Company, and beneficial owners of the Company’s outstanding voting common stock. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense for the three months ended June 30, 2013 and 2012 was $85,983 for both periods. Rent expense for the six months ended June 30, 2013 and 2012 was $171,966 and $167,287, respectively.

5.	Accrued Liabilities

Accrued liabilities represent the following as of:

	June 30, 2013	December 31, 2012
Legal and professional services	$45,576	$30,131
VAT tax obligations	82,248	80,806
Other	68,021	77,546
Total	$195,845	$188,483

6.	Credit Facility

In March 2012, we entered into a one year revolving working capital line of credit with Silicon Valley Bank (“SVB”), which permitted borrowings up to a principal amount equal to the lesser of (a) $1,500,000 or (b) 80% of the aggregate amount of our outstanding eligible domestic accounts receivable, subject to customary limitations and exceptions (the “2012 Credit Facility”). As of December 31, 2012, $400,000 had been drawn under the 2012 Credit Facility. Interest on the principal amount outstanding under the 2012 Credit Facility accrued at a floating rate equal to the greater of 50 basis points above the U.S. prime rate and 4.0%, and was payable monthly on the first calendar day of each month. The outstanding principal amount of any borrowings under the 2012 Credit Facility, along with any accrued and unpaid interest thereon, was payable on the maturity date, March 28, 2013.

On March 28, 2013, we entered into a new credit facility by entering into a two year revolving working capital line of credit with SVB, which permits borrowings of up to a principal amount equal to the lesser of (a) $1,500,000 or (b) eighty percent (80%) of the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions (the “2013 Credit Facility”). The 2013 Credit Facility matures on March 28, 2015. The unpaid principal amount borrowed under the 2013 Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Liquidity Ratio (as defined below) is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at 4.0% per annum. “Liquidity Ratio” is defined to mean the ratio of (i) the amount of our unrestricted cash and cash equivalents held at SVB plus (ii) the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions to (iii) all outstanding indebtedness that we owe to the SVB. As of June 30, 2013, we have borrowed $400,000 under the 2013 Credit Facility, and the principal amount of such borrowings are accruing interest at an interest rate of 4.25%. Interest on the principal amount outstanding under the 2013 Credit Facility is payable monthly on the last calendar day of each month with the outstanding principal amount of any borrowings under the 2013 Credit Facility, along with any accrued and unpaid interest thereon, payable on March 28, 2015.

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

The loans that were made to us under the A&R Loan Agreement are senior in right of payment to loans made to us by certain of our directors, executive officers and stockholders. We entered into a Subordination Agreement, dated March 28, 2012 (the “2012 Subordination Agreement”), with SVB and Shannon and Angel Zimmerman (the “Zimmermans”), relating to the promissory note issued by us to the Zimmermans on February 23, 2010, in the original aggregate principal amount of $1,000,000 (the “Zimmerman Note”) (See Note 4). In connection with the A&R Loan Agreement, we entered into a Subordination Agreement, dated March 21, 2013 (the “2013 Subordination Agreement”), with SVB and the Zimmermans related to the Zimmerman Note. The 2013 Subordination Agreement replaced the 2012 Subordination Agreement and contains terms substantially similar to those of the 2012 Subordination Agreement.

As of June 30, 2013, $400,000 had been drawn under the 2013 Credit Facility and as of December 31, 2012, $400,000 had been drawn under the 2012 Credit Facility.  The Company was in compliance with all covenants of the 2013 Credit Facility at June 30, 2013.

7.	Options and Warrants

Amended and Restated 2004 Long-Term Incentive Plan

Over the past several years, shareholders have approved various modifications to the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”) so that as of June 30, 2013, 2,200,000 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company. Exercise prices are determined by the board of directors on the dates of grants. The Company issues new shares when stock options are exercised.

On June 30, 2013, 1,128,175 options in the Plan were outstanding with a weighted average exercise price of $1.71 per share.

8.	Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, stock options and warrants, prepaid expenses, unrealized loss on securities, capitalized software costs, cash  to accrual  conversion, and accrued liabilities.  Our deferred tax asset as of June 30, 2013 was approximately $371,000 and as of June 30, 2012, was approximately $591,000. Our deferred tax liability as of June 30, 2013 was approximately $317,000 and as of June 30, 2012 was $537,000.

The cumulative net operating loss available to offset future income for federal and state reporting purposes was approximately $31.0 million and $7.4 million, respectively, as of June 30, 2013.  Available research and development credit carryforwards at June 30, 2013 was $0.7 million. The difference between the amount of net operating loss carryforward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. No deferred taxes have been provided for these losses. The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2030 and the tax credit carryforwards expire in calendar years 2020 through 2028.

Future utilization of available net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized. Based upon the provisions of Section 382 of the Code, as of June 30, 2013 approximately $1.6 million of net operating loss carryforwards are limited as to future use. The amount of these losses which are available in any one year is approximately $0.6 million. No limitations exist on the remaining $29.4 million of federal loss carryforwards.

 In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generations of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   The Company has recorded a valuation allowance to offset substantially all of its deferred taxes as the Company believes it is more likely than not that it will be unable to fully utilize the deferred tax benefits.  The valuation allowance was $12.2 and $12.3 million as of June 30, 2013 and December 31, 2012, respectively. In the event that the Company determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will reduce its deferred income tax expense.

We file a consolidated U.S. federal tax return.  The Company’s federal and state tax returns for the years ended 2009-2011 are still subject to examination. As a result of the adoption of ASC 740 – Income Taxes, effective October 1, 2007, we applied the requirements of ASC 740 to all tax positions for which the statute of limitations remained open.  ASC 740 was issued to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in prior standards on consistent recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosures and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statements of comprehensive income (loss).

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

Total cash expenses will be approximately $50,000. Approximately $27,000 was paid during 2012 and the remainder is expected to be paid out in the last half of 2013. The Company expects to file final dissolution documents in the fourth quarter of 2013.

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

In 2009, we established Sajan Software Ltd (“Sajan Software”), which is based in Dublin, Ireland. The Ireland facility serves as both a Global Language Service Center and is home to Sajan Software, the producer of Sajan’s technology tools. Sajan India Software Private Limited (“Sajan India”), based in Delhi, India, was our software development center. This center was closed in January 2012 and these functions moved to our River Falls headquarters. In 2010, we also established a Global Language Service Center in Spain, Sajan Spain S.L.A. (“Sajan Spain”), to serve the European market.  In 2011, we established a Global Language Service Center in Singapore, Sajan Singapore Pte. Ltd (“Sajan Singapore”), to serve the Asia Pacific market. In 2013, we established Sajan do Brasil Traduções (“Sajan Brazil”), which is based in Sao Paulo, Brazil. This center will serve the South American market. All of these operations are wholly-owned subsidiaries of Sajan. In addition, in 2011 we acquired companies in Spain (“New Global Europe”) and Canada (“New Global Canada”). In the first quarter of 2013, New Global Europe was merged into Sajan Spain and New Global Canada was merged into Sajan, Inc.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three or six months ended June 30, 2013.

Results of Operations - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

For the three months ended June 30, 2013, net income was $147,000 compared to net loss of $181,000 for the three months ended June 30, 2012. Operating results for the quarter reflect increased revenues and cost of revenues from additional outsourced translator related costs. Total operating expenses were $5.9 million in the quarter ended June 30, 2013 compared to $5.6 million in the quarter ended June 30, 2012.

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended June 30,
Item	2013	2012	% Change (Year Over Year)
Revenues	$6,133,008	$5,512,768	11.3%
Operating expenses:
Cost of revenues	3,743,441	3,522,062	6.3%
Sales and marketing	833,593	640,210	30.2%
Research and development	205,393	319,080	(35.6%	)
General and administrative	943,775	984,009	(4.1%	)
Depreciation and amortization	222,761	183,319	21.5%
Other income (expense):
Interest expense	(27,412)	(29,279)	(6.4%	)
Other expense, net	(3,257)	(15,493)	(79.0%	)
Income tax expense	5,926	-	100.0%
Net income (loss)	$147,450	$(180,684)	(181.6%	)

Revenues

Revenues totaled $6.1 million for the three months ended June 30, 2013 compared to $5.5 million for the three months ended June 30, 2012. This increase of $0.6 million, or 11.3%, is the result of an increase in projects from existing clients and increased revenue from new clients.

Operating Expenses

Total operating expenses were approximately $5.9 million for the three months ended June 30, 2013 as compared to $5.6 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, the major components of these expenses were costs of revenue, sales and marketing, research and development, general and administrative expenses and depreciation and amortization expense. A discussion of the various components of our operating expenses for the three months ended June 30, 2013 and 2012 appears below:

Cost of Revenues. Cost of revenues increased $0.2 million, or 6.3%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.   As a percentage of revenue, cost of revenues was 61.0% for the three months ended June 30, 2013 compared to 63.9% for the same interim period in 2012. The increase in dollar terms resulted from a decrease in employee related costs of approximately $100,000 related to efficiencies in normal processes offset by an increase in outsourced translator costs due to the increase in revenue and pricing pressures from existing clients. Cost of revenue excludes depreciation and amortization of $0.2 million for both three month periods ended June 30, 2013 and 2011, which are included in operating expenses.

Sales and Marketing. Sales and marketing expense was approximately $0.8 million for the three months ended June 30, 2013 as compared to $0.6 million for the three months ended June 30, 2012. The increase in expense was primarily related to the restructuring of the commission program in January 2013 to better align customer needs with personal sales representation and higher revenues. As a percentage of revenue, sales and marketing expense was approximately 13.6% for the three months ended June 30, 2013, as compared to 11.6% for the same interim period in 2012.

Research and Development.  Research and development expense of approximately $0.2 million decreased by $114,000, or 35.6%, for the three months ended June 30, 2013 over research and development expense of $0.3 million for the three months ended June 30, 2012.  The decrease for the three months ended June 30, 2013 is primarily due to the decrease in the maintenance of our internal software development which reduced costs by $93,000 and a reduction in employee recruitment expenses of $16,000. As a percentage of revenue, research and development expense decreased to 3.3% for the three months ended June 30, 2013 compared to 5.8% for the three months ended June 30, 2012.

General and Administrative.  General and administrative expense was $0.9 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively.  As a percentage of revenue, general and administrative expense was 15.4% for the three months ended June 30, 2013 as compared with 17.8% for the three months ended June 30, 2012.  The decrease in dollar terms reflects reduced facility and internet costs in our Ireland office and a reduction in other miscellaneous costs.

Depreciation and Amortization.  Depreciation and amortization expense was $0.2 million for both three month periods ended June 30, 2013 and 2012.  As a percentage of revenue, depreciation and amortization expense was 3.6% for the three months ended June 30, 2013 as compared to 3.3% for the three months ended June 30, 2012.

Other Income (Expense)

Interest expense for three months ended June 30, 2013 was approximately $27,000 as compared to $29,000 for the three months ended June 30, 2012. Other expense for the three months ended June 30, 2012 was approximately $3,000 compared to $15,000 for the three months ended June 30, 2012.

Income Tax Expense

Income tax expense was $5,900 for the three months ended June 30, 2013 as compared to no expense or benefit for the three months ended June 30, 2012. The increased expense relates to taxes paid on services performed in China.

Results of Operations – Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

For the six months ended June 30, 2013, net income was $163,000, compared to net loss of $970,000 for the six months ended June 30, 2012. Operating results for the year-to-date reflect significantly increased revenues and increased cost of revenues from additional translation services which resulted in an increase in gross profit of $1.1 million.  In addition, general and administrative costs and research and development expenses decreased slightly which were offset by an increase in commission expense due to the increase in revenue and a restructuring of the commission program in January, 2013 to better align customer needs with personal sales representation.

The major components of revenues, cost of revenue, operating expenses and other income (expense) are discussed below.

	Six Months Ended June 30,
Item	2013	2012	% Change (Year Over Year)
Revenues	$11,657,210	$10,176,499	14.6%
Operating expenses:
Cost of revenues	7,156,187	6,643,827	7.7%
Sales and marketing	1,573,674	1,242,772	26.6%
Research and development	368,784	765,806	(51.8%	)
General and administrative	1,893,526	1,950,219	(2.9%	)
Loss on subsidiary closure	-	80,113	(100.0%	)
Depreciation and amortization	428,667	404,235	6.0%
Other income (expense):
Interest expense	(56,454)	(47,105)	19.8%
Other expense, net	2,478	(12,707)	119.5%
Income tax expense	19,273	-	100.0%
Net income (loss)	$163,123	$(970,285)	(116.8%	)

Revenues

Revenues totaled $11.7 million for the six months ended June 30, 2013 compared to $10.2 million for the six months ended June 30, 2012. This increase of $1.5 million, or 14.6%, is the result of an increase in projects from existing clients and increased revenue from new clients.

Operating Expenses

Total operating expenses for the six months ended June 30, 2013 were approximately $11.4 million compared to $11.1 million for the six months ended June 30, 2012. The major components of these expenses are cost of revenue, sales and marketing, research and development, general and administrative expenses and depreciation and amortization expense. A more detailed discussion of the various components of our operating expenses for the six months ended June 30, 2013 and 2012 appears below:

Cost of Revenues. Cost of revenues increased $0.5 million, or 7.7%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.   As a percentage of revenue, cost of revenues was 61.4% for the six months ended June 30, 2013 compared to 65.3% for the same interim period in 2012. The increase in dollars resulted primarily from additional revenue being processed with less staff due to efficiencies in the process offset by additional translator expenses due to increased translation services revenue and pricing pressures from existing customers. Cost of revenue excludes depreciation and amortization of $0.4 million for both six month periods ended June 30, 2013 and June 30, 2012, which are included in operating expenses.

Sales and Marketing. Sales and marketing expense of approximately $1.6 million for the six months ended June 30, 2013 increased 26.6% from sales and marketing expense of approximately $1.2 million for the six months ended June 30, 2012. The increase in expenses between the interim periods is primarily the result of increased commission expense due to increased revenues and a restructuring of the commission program at the beginning of 2013 to better align customer needs with personal sales representation. As a percentage of revenue, sales and marketing expense was approximately 13.5% for the six months ended June 30, 2013, an increase from approximately 12.2% for the same interim period in 2012.

Research and Development.  Research and development expense of approximately $0.4 million decreased by $400,000, or 51.8%, for the six months ended June 30, 2013, compared to the same expense of $0.8 million for the six months ended June 30, 2012.  The decrease for the six months ended June 30, 2013 is due to decreases of $122,000 in payroll and related expenses, $20,000 in recruitment expense, $14,000 in miscellaneous expenses, and a decrease in the maintenance of our internal software, which reduced costs by $241,000. As a percentage of revenue, research and development expense was 3.2% for the six months ended June 30, 2013 as compared to 7.5% for the same period ended June 30, 2012.

General and Administrative.  General and administrative expense was $1.9 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of approximately $57,000, or 2.9%.  As a percentage of revenue, general and administrative expense was 16.2% for the six months ended June 30, 2013 as compared with 19.2% for the six months ended June 30, 2012.  The decrease in dollar terms reflects approximately a $30,000 decrease in facility costs, a $58,000 decrease in internet costs offset by an increase in insurance costs of $26,000.

Loss on subsidiary closure. Loss on subsidiary closure expense was $0.0 for the six months ended June 30, 2013 as compared to $80,000 from the period ended June 30, 2012. The decrease in expense is due to the closure of our India office which occurred in 2012.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $0.4 million for the six months ended June 30, 2013, an increase of approximately $24,000 from the same period in 2012.  As a percentage of revenue, depreciation and amortization expense was 3.7% for the six months ended June 30, 2013 as compared to 4.0% for the six months ended June 30, 2012.

Other Income (Expense)

Interest expense for the six months ended June 30, 2013 was approximately $56,000, a $9,000 increase compared to the six months ended June 30, 2012, which resulted primarily from an increase in interest expense on borrowings from the 2012 Credit Facility compared to the 2013 Credit Facility. Other income and expense for the six months ended June 30, 2013 was approximately $2,000 in income for the six months ended June 30, 2013 and approximately $13,000 in expense for the six months ended June 30, 2012.

Income Tax Benefit

Income tax expense was $19,000 for the six months ended June 30, 2013 as compared to no expense or benefit for the six months ended June 30, 2012. The increased expense relates to taxes paid on services performed in China and income taxes on our operations in Spain.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six months ended June 30,
	2013	2012
Cash flows provided by (used in) :
Operating activities	$469,372	$(1,261,809)
Investing activities	(354,556)	(260,264)
Financing activities	(29,971)	(12,454)
Net increase (decrease) in cash	84,845	(1,534,529)
Effect of exchange rate changes in cash	(32,732)	8,608
Cash and equivalents, beginning of period	892,939	1,763,249
Cash and equivalents, end of period	$945,052	$237,330

Net Cash (Used in) Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $0.5 million.  Net cash used by operating activities for the six months ended June 30, 2012 was $1.3 million and was used to fund our operations, fund investments in working capital and expand our operations internationally.

Net Cash Used in Investing Activities

Net cash of $0.4 million used in investing activities for the six months ended June 30, 2013 primarily related to purchases of equipment for use in the business and capitalized software development costs. Net cash of $0.3 million used in investing activities for the six months ended June 30, 2012 primarily related to the purchase of equipment for the business.

Net Cash Used in Financing Activities

Net cash of $30,000 and $12,000 used in financing activities for the six months ended June 30, 2013 and 2012, respectively, related to payments on our capital lease obligations.

Sources of Capital

For the six months ended June 30, 2013, our principal source of liquidity was funds generated from operations.

In March 2012, we entered into a one year revolving working capital line of credit with Silicon Valley Bank (“SVB”), which permitted borrowings up to a principal amount equal to the lesser of (a) $1,500,000 or (b) 80% of the aggregate amount of our outstanding eligible domestic accounts receivable, subject to customary limitations and exceptions (the “2012 Credit Facility”). As of December 31, 2012, $400,000 had been drawn under the 2012 Credit Facility. Interest on the principal amount outstanding under the 2012 Credit Facility accrued at a floating rate equal to the greater of 50 basis points above the U.S. prime rate and 4.0%, and was payable monthly on the first calendar day of each month. The outstanding principal amount of any borrowings under the 2012 Credit Facility, along with any accrued and unpaid interest thereon, was payable on the maturity date, March 28, 2013.

On March 28, 2013, we entered into a new credit facility, which replaced the 2012 Credit Facility and consists of a two year revolving working capital line of credit with SVB, which permits borrowings of up to a principal amount equal to the lesser of (a) $1,500,000 or (b) eighty percent (80%) of the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions (the “2013 Credit Facility”). The 2013 Credit Facility matures on March 28, 2015. The unpaid principal amount borrowed under the 2013 Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Liquidity Ratio (as defined below) is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at 4.0% per annum. “Liquidity Ratio” is defined to mean the ratio of (i) the amount of our unrestricted cash and cash equivalents held at SVB plus (ii) the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions to (iii) all outstanding indebtedness that we owe to the SVB. As of June 30, 2013 we have borrowed $400,000 under the 2013 Credit Facility, and the principal amount of such borrowings are accruing interest at an interest rate of 4.25%. Interest on the principal amount outstanding under the 2013 Credit Facility is payable monthly on the last calendar day of each month with the outstanding principal amount of any borrowings under the 2013 Credit Facility, along with any accrued and unpaid interest thereon, payable on March 28, 2015.

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

As of June 30, 2013, $400,000 had been drawn under the 2013 Credit Facility, and as of December 31, 2012, $400,000 had been drawn under the 2012 Credit Facility.  The Company was in compliance with all covenants of the 2013 Credit Facility as of June 30, 2013.

Uses of Capital

Sajan’s primary uses of capital for the six months ended June 30, 2013 were to fund our operations, our investments in working capital and purchases of equipment. We intend to utilize our cash and our line of credit facility to support our business, including investing in software development, ongoing sales and marketing activities both domestically and internationally, enhancement to our translation management system, and where appropriate, acquisitions of companies that may add to our operations and client base.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e) and 15d-15(e)), and concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2013	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer, President, and Chief Financial Officer

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on August 3, 2005, Registration No. 333-127164 {“Registration Statement”}).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2008).

3.3	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of the State of Delaware on February 25, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

3.4	Certificate of Ownership and Merger merging Sajan, Inc. into MathStar, Inc. filed with the Securities and Exchange Commission on March 3, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2010).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

10.1	Sajan, Inc. Executive Incentive Plan – 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2013).

31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

(*)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus of other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

