Form 10-Q
period 2013-09-30
SAJAN INC
filed 2013-11-12
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 or

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

As of November 8, 2013, the registrant had 16,268,393 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,479,206	$892,939
Accounts receivable, net of allowance of $15,000	3,610,444	3,192,337
Deferred tax asset, net of allowance	54,180	54,180
Unbilled services	1,099,477	1,015,429
Prepaid expenses and other current assets	391,365	438,674
Total current assets	6,634,672	5,593,559

Property and equipment, net	965,607	805,284

Other assets:
Intangible assets, net	427,054	569,420
Capitalized software development costs, net	438,848	301,552
Other assets	25,529	26,562
Total other assets	891,431	897,534

Total assets	$8,491,710	$7,296,377

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit	$200,000	$400,000
Current portion of capital lease obligations	150,720	30,980
Accounts payable	2,360,881	2,501,772
Accrued compensation and benefits	724,319	519,958
Accrued liabilities	248,359	299,771
Deferred revenue	1,595,941	583,520
Total current liabilities	5,280,220	4,336,001

Commitments and contingencies

Long-term liabilities:
Capital lease obligations, net of current portion	88,401	7,549
Note payable – related party	750,000	750,000
Total long-term liabilities	838,401	757,549
Total liabilities	6,118,621	5,093,550

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000,000 shares authorized; 16,268,393 shares issued and outstanding at September 30, 2013 and December 31, 2012	162,683	162,683
Additional paid-in capital	7,137,899	6,968,032
Accumulated deficit	(4,728,696)	(4,728,664)
Foreign currency adjustment	(198,797)	(199,224)
Total stockholders’ equity	2,373,089	2,202,827
Total liabilities and stockholders’ equity	$8,491,710	$7,296,377

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Translation and consulting	$5,719,811	$5,155,120	$17,377,021	$15,331,619

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	3,524,757	3,303,260	10,680,944	9,947,087
Sales and marketing	824,369	571,371	2,398,043	1,814,143
Research and development	289,041	182,517	657,825	948,323
General and administrative	990,825	893,267	2,884,351	2,843,486
Loss on subsidiary closure	-	-	-	80,113
Depreciation and amortization	218,006	184,846	646,673	589,081
Total operating expenses	5,846,998	5,135,261	17,267,836	16,222,233

Income (loss) from operations	(127,187)	19,859	109,185	(890,614)

Other income (expense):
Interest expense	(26,612)	(23,251)	(83,066)	(70,356)
Other expense, net	(3,345)	(5,823)	(866)	(18,530)
Total other (expense), net	(29,957)	(29,074)	(83,932)	(88,886)

Income (loss) before income taxes	(157,144)	(9,215)	25,253	(979,500)

Income tax expense	6,011	33,575	25,285	33,575

Net Loss	(163,155)	(42,790)	(32)	(1,013,075)
Effect of foreign currency translation adjustments	35,505	18,452	427	30,350
Comprehensive income (loss)	$(127,650)	$(24,338)	$395	$(982,725)

Loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.06)

Weighted average shares outstanding – basic & diluted	16,268,393	16,185,804	16,268,393	16,183,600

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(32)	$(1,013,075)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on subsidiary closure	-	80,113
Depreciation and amortization	646,673	589,082
Stock-based compensation expense	169,867	122,404

Decrease (increase) in current assets:
Accounts receivable	(418,107)	357,624
Unbilled services	(84,048)	(322,718)
Prepaid expenses and other current assets	(105,686)	(105,490)
Other assets	1,057	(2,276)
Increase (decrease) in current liabilities:
Accounts payable	(140,891)	17,253
Accrued liabilities	(51,412)	(20,531)
Accrued compensation and benefits	204,361	(114,673)
Deferred revenue	1,012,421	(220,007)
Net cash flows provided by (used in) operating activities	1,234,203	(632,294)

Cash flows from investing activities:
Purchases of property and equipment	(135,528)	(339,260)
Capitalized software development costs	(242,254)	(138,679)
Net cash flows used in investing activities	(377,782)	(477,939)

Cash flows from financing activities:
Payments on line of credit	(200,000)	-
Payments on capital lease obligations	(70,938)	(19,099)
Net cash flows used in financing activities	(270,938)	(19,099)

Net increase (decrease) in cash and cash equivalents	585,483	(1,129,332)

Effect of exchange rate changes in cash	784	26,785

Cash and cash equivalents – beginning of period	892,939	1,763,249

Cash and cash equivalents – end of period	$1,479,206	660,702

Cash paid for taxes	$34,697	$-
Cash paid for interest, net of amortization of loan fees	$68,190	$25,315

Non-cash investing and financing transactions:
Cashless exercise of stock options	$-	$198
Adjustment to intangible assets and acquisition liability - due to sellers due to finalization of purchase price	$-	$141,176
Purchase of property and equipment via capital lease obligation	$271,530	$-

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business / Basis of Presentation

Sajan, Inc. (the “Company” or “Sajan”), a Delaware corporation, provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets.  The Company is located in River Falls, Wisconsin and has active, wholly-owned subsidiaries in the following countries:

•      Ireland – Sajan Software Ltd.
•      Spain – Sajan Spain S.L.A.
•      Singapore – Sajan Singapore Pte. Ltd.
•      Brazil - Sajan do Brasil Traduções Ltda.

The Company formerly had a wholly owned subsidiary in India, Sajan India Software Private Limited, which was closed in January 2012 (See Note 8).

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sajan, Inc. and its wholly-owned subsidiaries.   All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $15,000 at both September 30, 2013 and December 31, 2012. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

Income / Loss Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.

For the three months ended September 30, 2013 and 2012, we excluded options to purchase 1,535,675 and 1,138,050 shares, respectively, and warrants to purchase 176,026 shares because the Company had a net loss and inclusion of these shares would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, we excluded options to purchase 1,535,675 and 1,138,050 shares, respectively, and warrants to purchase 176,026 shares because the Company had a net loss and inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended September 30,
	2013	2012
Numerator:
Net loss	$(163,155)	$(42,790)
Denominator:
Weighted average common shares outstanding - basic & diluted	16,268,393	16,185,804
Loss per common share - basic and diluted	$(0.01)	$(0.00)

	Nine months ended September 30,
	2013	2012
Numerator:
Net loss	$(32)	$(1,013,075)
Denominator:
Weighted average common shares outstanding – diluted & diluted	16,268,393	16,183,600
Loss per common share - basic and diluted	$(0.00)	$(0.06)

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

Intangible Assets

The Company's intangible assets consist of customer lists and patents, are subject to amortization, and consist of the following:

	September 30, 2013	December 31, 2012
Customer lists acquired	$771,229	$771,229
Patents and licenses	517,883	517,883
Less accumulated amortization	(862,058)	(719,692)
Total intangible assets, net	$427,054	$569,420

Intangible assets are amortized over their expected useful lives of 3 to 15 years.  Amortization of intangible assets was $47,455 and $75,630 for the three months ended September 30, 2013 and 2012, respectively and $142,366 and $235,621 for the nine months ended September 30, 2013 and 2012, respectively.  Estimated amortization expense of intangible assets for the remainder of 2013 and the years ending December 31, 2014, 2015, 2016, 2017, and thereafter is $47,455, $189,821, $170,655, $3,686, $1,595, and $13,842 respectively. The weighted average remaining life of the intangibles is 3 years.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  There was no impairment for the three and nine months ended September 30, 2013 and 2012.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance is expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.   During the three and nine months ended September 30, 2013, the Company capitalized approximately $0 and $242,000, respectively, related to software development activities.  The amount capitalized for both the three and nine months ended September 30, 2012 was $139,000.

Capitalized software development costs consist of the following as of:

	September 30, 2013	December 31, 2012
Capitalized software development costs	$3,084,804	$2,865,655
Less accumulated amortization	(2,645,956)	(2,564,103)
Total capitalized software development costs, net	$438,848	$301,552

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Amortization of capitalized software was $43,398 and $17,730 for the three months ended and $104,958 and $104,510 for the nine months ended September 30, 2013 and 2012, respectively.  Estimated amortization expense for capitalized software costs for the remainder of 2013 and the years ending December 31, 2014, 2015, and 2016 is expected to be $45,228, $180,912, $169,356, and $43,352, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three and nine months ended September 30, 2013, total stock-based compensation expense was approximately $70,000 and $170,000, respectively.  For the three and nine months ended September 30, 2012, total stock-based compensation was $18,000 and $122,000, respectively.  As of September 30, 2013, there was approximately $716,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

In determining the compensation cost of the options granted during 2013 and 2012, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.4%	0.2%	1.2%	0.7%
Expected life of options granted	7 Yrs	2.8 Yrs	7 Yrs	7 Yrs
Expected volatility range	89.0%	76.6%	88.4%	68.6%
Expected dividend yield	-	-	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended September 30, 2013 and 2012 have a weighted-average grant date fair value of $0.99 and $0.36 per share, respectively.  Options issued during the nine months ended September 30, 2013 and 2012 have a weighted-average grant date fair value of $0.86 per share and $0.60 per share, respectively.

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

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized and deposits from customers are recorded as deferred revenues to the extent cash has been received.  As of September 30, 2013 and December 31, 2012, the Company had unbilled services of $1,099,477 and $1,015,429, respectively, and deferred revenue of $1,595,941 and $583,520, respectively.

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

Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at period-end exchange rates with cumulative translation adjustments included as a component of stockholders’ equity.  Income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at period-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Comprehensive Income (Loss).

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

Reclassification

For comparability, certain 2012 amounts have been reclassified to conform with classifications adopted in 2013.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At September 30, 2013 and December 31, 2012, one customer accounted for approximately 20% and two customers accounted for 24% and 12% of accounts receivable, respectively.

Sales concentration – For the three months ended September 30, 2013, one customer accounted for 15% of net revenues and two customers accounted for 19% and 15% of net revenues, respectively, for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, one customer accounted for 17% of net revenues and two customers accounted for 18% and 12% of net revenues, respectively, in the same period of 2012.

3.	Segment Information and Major Customers

The Company views its operations and manages its business as one reportable segment, providing language translation solutions to a variety of companies.  The Company markets its products and services through its headquarters in the United States and its wholly-owned subsidiaries operating in Ireland, Spain, Singapore, and Brazil.

Net sales per geographic region, based on the billing location of the end customer, are summarized below.

	Three months ended September 30,
	2013		2012
	Sales	Percent	Sales	Percent
United States	$4,115,738	72%	$3,751,619	73%
International	1,604,073	28%	1,403,501	27%
Total Sales	$5,719,811	100%	$5,155,120	100%

	Nine months ended September 30,
	2013		2012
	Sales	Percent	Sales	Percent
United States	$11,873,366	68%	$10,987,742	72%
International	5,503,655	32%	4,343,877	28%
Total Sales	$17,377,021	100%	$15,331,619	100%

For the three and nine months ended September 30, 2013, one foreign country accounted for 11% and 10% of the net revenues, respectively, and one foreign country accounted for 12% of net revenues for the same respective periods in 2012.

4.	Related Party Transactions

Note Payable

Note payable and accrued interest are payable to Shannon and Angela Zimmerman, each of whom is an executive officer and director of the Company, and a beneficial owner of the Company's outstanding voting common stock. The note was originally issued in February, 2010 and had a one year term. The note has been amended and extended several times, the most recent being March 21, 2013, and currently has a maturity date of August 23, 2015. However, no payments of the principal balances are allowed while there are amounts outstanding under the Company’s line of credit with Silicon Valley Bank (See Note 5).

The note carries an interest rate of 8%. Amounts outstanding as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Principal	$750,000	$750,000
Accrued interest	126,164	111,288
Total	$876,164	$861,288

Interest expense was approximately $15,000 and $45,000 for each of the three and nine months ended September 30, 2013 and 2012, respectively.

Lease

Sajan leases its office space, under three non-cancelable operating leases, from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company.  Rent expense for the three months ended September 30, 2013 and 2012 was $85,983 for both periods. Rent expense for the nine months ended September 30, 2013 and 2012 was $257,949 and $248,590, respectively.

5.	Credit Facility

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

On March 28, 2013, we entered into a new credit facility by entering into a two year revolving working capital line of credit with SVB, which permits borrowings of up to a principal amount equal to the lesser of (a) $1,500,000 or (b) eighty percent (80%) of the aggregate amount of our outstanding eligible accounts receivable, subject to customary limitations and exceptions (the “2013 Credit Facility”). The 2013 Credit Facility matures on March 28, 2015. The unpaid principal amount borrowed under the 2013 Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Liquidity Ratio is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at 4.0% per annum.    As of September 30, 2013, $200,000 is outstanding under the 2013 Credit Facility, and the principal amount of such borrowings is accruing interest at an interest rate of 4.25%.

The 2013 Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between us, as borrower, and SVB, as lender (the “A&R Loan Agreement”).  The A&R Loan Agreement contains several financial and customary affirmative and negative covenants.  The Company was in compliance with all covenants of the credit facility as of September 30, 2013.

The 2013 Credit Facility is secured by all of our domestic assets except for intellectual property (which we agreed not to pledge to others), and the pledge of our equity interests in our foreign subsidiaries that are controlled foreign corporations (as defined in the Internal Revenue Code).  Our obligations under the A&R Loan Agreement are guaranteed on an unsecured basis by certain of our subsidiaries.  The A&R Loan Agreement contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the 2013 Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code.

6.	Options and Warrants

Amended and Restated 2004 Long-Term Incentive Plan

Over the past several years, shareholders have approved various modifications to the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”) so that as of September 30, 2013,  2,200,000 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company.   Exercise prices are determined by the Board of Directors on the dates of grants.  The Company issues new shares when stock options are exercised.

On September 30, 2013, 1,535,675 options in the Plan were outstanding with a weighted average exercise price of $1.64 per share.

7.	Income Taxes

The Company has cumulative net operating losses available to offset future income for federal and state reporting purposes of approximately $31.2 million and $7.4 million, respectively, as of September 30, 2013. There are also available research and development credit carryforwards at September 30, 2013 of $0.7 million.  The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2030 and the tax credit carryforwards expire in calendar years 2020 through 2028.  Accordingly, income tax expense recognized during the three and nine month periods, relate solely to taxes due in foreign jurisdictions where the Company does business. Future utilization of available net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as a result of significant changes in ownership. These limitations could result in reduction of these net operating loss carryforwards before they are utilized.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2013.  All balances and valuation allowances as of December 31, 2012 were evaluated and no changes were deemed necessary as of September 30, 2013.

8.	Closure of India Operation

In January 2012, the Company closed its software development operation in India and transferred those activities to other Sajan locations.  The Company estimated the costs of shutdown to be $80,113 and recorded this amount as an expense in the first quarter of 2012.  The Company expects to file final dissolution documents in the fourth quarter of 2013.  Additionally, in connection with this closure in 2012, the Company recognized the unrealized foreign currency gain of $85,000 that existed at the time of closing the subsidiary.

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

General Overview

Sajan, Inc. (the “Company” or “Sajan”), a Delaware corporation, provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets.  The Company is located in River Falls, Wisconsin and has active, wholly-owned subsidiaries in the following countries:

•      Ireland – Sajan Software Ltd.
•      Spain – Sajan Spain S.L.A.
•      Singapore – Sajan Singapore Pte. Ltd.
•      Brazil – Sajan do Brasil Traduções Ltda.

The Company formerly had a wholly owned subsidiary in India, Sajan India Software Private Limited, which was closed in January 2012 (See Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item II of this Quarterly Report on Form 10-Q).

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three or nine months ended September 30, 2013.

Results of Operations - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended September 30,
			% Change
Item	2013	2012	(Year Over Year)
Revenues	$5,719,811	$5,155,120	11%
Operating expenses:
Cost of revenues	3,524,757	3,303,260	7%
Sales and marketing	824,369	571,371	44%
Research and development	289,041	182,517	58%
General and administrative	990,825	893,267	11%
Depreciation and amortization	218,006	184,846	18%
Other income (expense):
Interest expense	(26,612)	(23,251)	14%
Other expense, net	(3,345)	(5,823)	(43)%
Income tax expense	(6,011)	(33,575)	(82)%
Net loss	$(163,155)	$(42,790)	281%

Revenues

Revenues totaled $5.7 million for the three months ended September 30, 2013 compared to $5.2 million for the same period in 2012.   This increase of $0.5 million, or 11%, is the result of an increase in projects from our domestic clients of 10% and an increase of 14% from our foreign clients.  The increase in projects is due to several new, large clients that were acquired during the quarter which resulted from increased sales and marketing efforts.

Operating Expenses

Cost of Revenues. Cost of revenues increased $221,000, or 7%, for the three months ended September 30, 2013 compared to the same period in 2012.  As a percentage of revenue, cost of revenues was 62% for the three months ended September 30, 2013 compared to 64% for the same interim period in 2012. The improvement in margin resulted from negotiated volume discounts with our top-rated translators and from a decrease in percentage in staff costs, which happens when the volume of business increases.

Sales and Marketing. Sales and marketing expense of $824,000 increased $253,000, or 44% for the three months ended September 30, 2013.  As a percentage of revenue, sales and marketing expense was 14% for the three months ended September 30, 2013, compared to 11% for the same period in 2012.  The increase in dollars and percentage are both primarily related to the restructuring of the commission program in January 2013 to better align customer needs with personal sales representation.

Research and Development. Research and development expense increased $107,000, or 58%, for the three months ended September 30, 2013 compared to the same period in 2012. As a percentage of revenue, research and development expense increased to 5% for the three months ended September 30, 2013 compared to 4% for the same period in 2012.  The increase in dollars and percentage are primarily due to a reduction in the amount of internal software development costs capitalized compared to the same period in 2012.

General and Administrative. General and administrative expense increased $98,000, or 11%, for the three months ended September 30, 2013 compared to the same period in 2012. As a percentage of revenue, general and administrative expense was 17% for both the three months ended September 30, 2013 and 2012. $52,000 of the increase was due to an increase in stock option expense which resulted from the Company having more options outstanding at September 30, 2013 compared to 2012.

Depreciation and Amortization.   Depreciation and amortization expense increased $33,000, or 18%, for the three months ended September 30, 2013 compared to the same period in 2012.  As a percentage of revenue, depreciation and amortization expense was 4% for both three months ended September 30, 2013 and 2012.  The increase in dollars is related to higher asset balances plus capitalized software projects placed in service in 2013.

Interest Expense

Interest expense for three months ended September 30, 2013 was $27,000 as compared to $23,000 for the same period in 2012.  The increase was due to higher borrowing against the Company’s line of credit in 2013 compared to 2012.

Income Tax Expense

Income tax expense was $6,000 for the three months ended September 30, 2013 as compared to $34,000 for the same period in 2012. The decrease is due to lower taxes paid on services performed in China and lower income taxes in Spain.

Results of Operations – Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The major components of revenues, cost of revenue, operating expenses, and other income (expense) are discussed below.

	Nine months ended September 30,
			% Change
Item	2013	2012	(Year Over Year)
Revenues	$17,377,021	$15,331,619	13%
Operating expenses:
Cost of revenues	10,680,944	9,947,087	7%
Sales and marketing	2,398,043	1,814,143	32%
Research and development	657,825	948,323	(31)%
General and administrative	2,884,351	2,843,486	1%
Loss on subsidiary closure	-	80,113	(100)%
Depreciation and amortization	646,673	589,081	10%
Other income (expense):
Interest expense	(83,066)	(70,356)	18%
Other expense, net	(866)	(18,530)	(95)%
Income tax expense	(25,285)	(33,575)	(25)%
Net loss	$(32)	$(1,013,075)	(100)%

Revenues

Revenues increased $2 million, or 13% for the nine months ended September 30, 2013 compared to the same period in 2012.  The increase is a result from an 8% increase in projects from our domestic clients and a 27% increase from our foreign clients.  The increase in projects is due to several new, large clients that were acquired during the nine months which resulted from increased sales and marketing efforts.

Operating Expenses

Cost of Revenues. Cost of revenues increased $734,000, or 7%, for the nine months ended September 30, 2013 compared to same period in 2012.  As a percentage of revenue, cost of revenues was 62% for the nine months ended September 30, 2013 compared to 65% for the same interim period in 2012. The improvement in margin by 3% resulted from negotiated volume discounts with our top-rated translators and a decrease in percentage in staff costs which happens when the volume of business increases.

Sales and Marketing. Sales and marketing expense increased $584,000, or 32% for the nine months ended September 30, 2013 as compared to the same period in 2012.   As a percentage of revenue, sales and marketing expense was 14% for the nine months ended September 30, 2013 compared to 12% for the same period in 2012. The increase in dollars and percentage of revenue is primarily the result of increased commission expense resulting from a restructuring of the commission program in January 2013 to better align customer needs with personal sales representation.

Research and Development. Research and development expense decreased by $290,000, or 31%, for the nine months ended September 30, 2013, compared to the same period in 2012. As a percentage of revenue, research and development expense was 4% for the nine months ended September 30, 2013 compared to 6% for the same period in 2012.  The decrease in dollars and percentage of sales is due to a decrease of $150,000 in contract labor and an increase in the amount of capitalized costs for internally developed software.

General and Administrative. General and administrative expense increased $41,000, or 1%, during the nine months ended September 30, 2013 compared to the same period in 2012.  As a percentage of revenue, general and administrative expense was 17% for the nine months ended September 30, 2013 compared to 19% for the same period in 2012. The decrease in percentage was due to our ability to keep costs relatively stable while revenue grew 13%.

Loss on subsidiary closure.  Loss on subsidiary closure expense was a one-time item which occurred in 2012.  See Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Depreciation and Amortization.  Depreciation and amortization expense increased $58,000, or 10%, for the nine months ended September 30, 2013 compared to the same period in 2012.  As a percentage of revenue, depreciation and amortization expense was 4% for both the nine months ended September 30, 2013 and 2012.  The increase in dollars is related to higher asset balances plus capitalized software projects placed in service in 2013.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was $83,000, a $13,000 increase compared to the same period in 2012.  The increase was due to higher borrowing against the Company’s line of credit in 2013 compared to 2012.

Income Tax Expense

Income tax expense was $25,000 for the nine months ended September 30, 2013 as compared to $34,000 for the same period in 2012. The decreased expense relates to a decrease in income taxes on our operations in Spain which was partially offset by an increase in taxes paid on services performed in China.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(163,155)	$(42,790)	$(32)	$(1,013,075)
Interest expense	26,612	23,251	83,066	70,356
Income taxes	6,011	33,575	25,285	33,575
Depreciation and amortization	218,006	184,846	646,673	589,081
Stock-based compensation	70,037	17,727	169,867	122,404
Adjusted EBITDA	$157,511	$216,609	$924,859	$(197,659)

We calculate Adjusted EBITDA by taking net loss calculated in accordance with GAAP, and adding interest expense, income taxes, depreciation and amortization, and stock-based compensation. We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses and for budgeting and planning purposes. This measure is also used in financial reports prepared for management and our board of directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies, many of which present similar non-GAAP financial measures to investors.

Our management does not consider this non-GAAP measure in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of this non-GAAP financial measure is that it excludes significant expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, it is subject to inherent limitations as it reflects the exercise of judgments by management about which expenses and income are excluded or included in determining this non-GAAP financial measure. In order to compensate for these limitations, management presents this non-GAAP financial measure in connection with GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine months ended September 30,
	2013	2012
Cash flows provided (used) by :
Operating activities	$1,234,203	$(632,294)
Investing activities	(377,782)	(477,939)
Financing activities	(270,938)	(19,099)
Net increase (decrease) in cash	585,483	(1,129,332)
Effect of exchange rate changes in cash	784	26,785
Cash and equivalents, beginning of period	892,939	1,763,249
Cash and equivalents, end of period	$1,479,206	$660,702

Net Cash Provided by (Used in) Operating Activities

Net cash provided for the nine months ended September 30, 2013 was mainly due to our adjusted EBITDA (see explanation of Adjusted EBITDA above) and to an increase in deferred revenue during the period.  Net cash used for the nine months ended September 30, 2012 was due mainly to our net loss during the period.

Net Cash Used in Investing Activities

Net cash used for the nine months ended September 30, 2013 and 2012 primarily related to the purchase of equipment for the business and capitalized software costs.

Net Cash Used in Financing Activities

Net cash used for the nine months ended September 30, 2013 related to payments on our line of credit and capital lease obligations.  Net cash used for the nine months ended September 30, 2012 related to payments on our capital lease obligations.

Sources of Capital

For the nine months ended September 30, 2013, our principal source of liquidity was funds generated from operations.  As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company has a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $1,500,000 or 80% of its aggregate outstanding domestic accounts receivable.    As of September 30, 2013, $200,000 had been drawn under the credit facility.  The Company was in compliance with all covenants of the credit facility as of September 30, 2013.

Uses of Capital

Sajan’s primary uses of capital for the nine months ended September 30, 2013 were to fund our operations, our investments in working capital and purchases of equipment.  We intend to utilize our cash and our line of credit facility to support our business, including investing in software development, ongoing sales and marketing activities both domestically and internationally, enhancement to our translation management system, and where appropriate, acquisitions of companies that may add to our operations and client base.

We believe that our cash and cash equivalents, operating cash flows, and proceeds from our new credit facility will be sufficient to meet our working capital, investment in software development, and capital expenditure requirements for at least the next 12 months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to fund our operations, to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e) and 15d-15(e)), and concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective August 29, 2013, Thomas Skiba was hired as the Chief Financial Officer of the Company.  By separating the roles of Chief Executive Officer and Chief Financial Officer, we believe that we will enhance the effectiveness and the supervision of our internal control over financial reporting.  There were no other changes in internal control during the period covered by this report.

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

Dated: November 12, 2013	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

	By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on August 3, 2005, Registration No. 333-127164{“Registration Statement”}).

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

10.1
Employment Agreement, between the Company and Tom Skiba, dated August 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

