Form 10-K
period 2013-12-31
SAJAN INC
filed 2014-03-21
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
☐ Yes   ☒ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2013 was approximately $16,185,804 based on the closing sales price of $0.80 per share as reported on the OTCBB  market.

As of March 14, 2014, there were 16,268,391 shares of our common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

2013 Annual Report on Form 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements reflect the current view about future events.   When used in this Annual Report on Form 10-K the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”)  its subsidiaries or its management identify forward-looking statements.  Our forward-looking statements in this report generally relate to: our expectations regarding customer demand, market growth rates and conditions, pricing, our competitive position and strategic opportunities; our beliefs regarding the benefits of our technology and our ability to adapt to changing industry conditions; expectations regarding international sales; our intent with respect to intellectual property protection and research and development activities; our intent to grow organically and through acquisitions; our intent to list our securities for trading on NASDAQ upon satisfaction of the relevant listing standards; our intent to retain earnings to fund development; our expected growth initiatives; and our expectations with respect to cash flows and adequacy of capital resources.  Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.  Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of this Annual Report on Form 10-K) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it.   These factors include:

•	our rate of growth in the global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth;

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10–K.

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

PART I

ITEM 1.    BUSINESS

Sajan is a Delaware corporation, which was originally incorporated as MathStar, Inc. in June 2005. Sajan provides language translation solutions to customers selling products into global markets. These customers use our solutions to translate product sales and marketing materials, packaging, user manuals, technical support and training documents, product manuals, instructions, warnings, and other product information into numerous languages. We combine our internally developed proprietary technology and high quality translation services to provide language translation solutions that are fast, reliable, and user-friendly. By utilizing an integrated technology and a service-based approach to language translation, we offer comprehensive solutions that allow customers to rely upon a single provider to meet all of their language translation needs. Our cloud-based technology system delivers a secure online solution that can be offered on a modular basis, which makes it attractive in both small business settings and in large enterprise environments.  Sajan provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets.  We are located in River Falls, Wisconsin. We also have wholly-owned subsidiaries in Ireland (“Sajan Software”), Spain (“Sajan Spain”), Singapore (“Sajan Singapore”) and Brazil (“Sajan Brazil”).

Products and Services

Sajan delivers translated content to its customers.  Customer content manifests itself in many forms, including content used in websites, software products, training and instruction manuals, marketing materials, legal documents and many more.  Our solution does not alter the end deliverable, but creates value for the customer in the manner in which it is delivered.  By combining advanced technology, innovative processes and a pronounced commitment to quality, we deliver translated content at a lower overall cost, in a faster timeframe and in a manner that exceeds the customers’ quality expectation.

Our robust language translation solution incorporates innovative technology that serves as a single platform to meet the needs of the smallest user to the largest enterprise customer. Our solution is cloud-based and requires no installed software, thus enabling customers to access all of our translation lifecycle components via an internet browser.  We combine both language translation services and our own proprietary technology to give customers a single source solution to meet all of their translation needs. Our deliverable integrates people, processes and data into a service and technology solution that produces measurable value in the form of lower costs, faster turnarounds, improved business process automation, higher quality, integrated version control and audit trail.

Transplicity is the brand name of Sajan’s unique technology solution.  Launched in March 2013, Transplicity provides a high degree of automation from start to finish and delivers complete personalization and flexibility to our customers, all from a complete cloud solution.

At the heart of Transplicity is Sajan’s patented Translation Data Repository.  Data storage in the language translation industry is often referred to as Translation Memory (“TM”).  By design, TM is intended to reuse previously translated content and is an effective technology used by many.  Transplicity has substantially changed what traditional TM can do by contextually indexing all data, reusing results and differentiating us from our competitors in in the language translation market.

The image below illustrates one example of the high-level language translation process:

In its truest sense, language translation is not simple.  While the illustration may appear complex, Sajan provides value to its clients in a variety of ways.  For example, Step 2 automatically parses or separates content from its aesthetic formatting.  This enables us to isolate the monolingual content so that during Step 3 the maximum amount of accurate reuse can be achieved.  During Step 3 we use our patented technology to reproduce translated content in the desired target languages and minimize the amount of manual translation that a Professional Translator will have to do.  This creates a substantially better cost model and accelerates the translation process.  Further, our patented contextual reuse technology in most cases will yield better matching when compared to industry offerings.

The remaining steps in the process rely on automation and the efficient management of data and the integration of the Professional Translators into the project.  In essence, Sajan has turned the process of translation into a data management opportunity and designed a start to finish workflow to maximize automation.

Upon successful delivery to the customer we have accomplished the following: (1)  most importantly, the customer has obtained their translated content in publish-ready format; (2) the new translated data obtained has been added to our central repository in the cloud which will enhance the reuse opportunities for the customer on future content, and (3) since the entire process has been managed from start to finish in one cloud system, the customer gains transparency and real-time access to information, while also receiving full business intelligence spanning from process detail to linguistic evaluation.

While technology serves as a value-add component to our solution, a broad array of supporting solutions for clients also exists.  We have deep experience in all things language and our global staff is well versed in all the nuances of translation. We can provide customers with expert level consultation, which is quite valuable to those embarking on new markets.

We also believe that over time, the market will continue to move towards more technology solutions as language demands increase and greater efficiency is required. Transplicity’s dynamic and personalized capabilities, along with our expert managed service can provide a solution to a need that has not been satisfied to date.  We will continue to expand our capabilities in parallel with our core solution offering as we advance forward. This approach allows us to maintain our leading identity as a language solution provider, while developing a complementary technology revenue stream that prepares us for a potential market shift.

The combination of Sajan’s unique technology, expert language skills and customer first philosophy positions our Company well for future growth in an opportune market.

Market Description

Language is often a barrier in global commerce. The demand for effective language translation continues to grow. The industry has historically been very service-centric, but, as is the case in many service industries, price pressures and other market demands impose the need for innovation and new solution paradigms.

Language translation services, although often treated like a commodity service, have historically been expensive, labor intensive and as a result scalability is difficult for the rapidly growing global company. Human translators can typically translate 2,500 words per day on average, although this varies based on the complexity of the subject matter. This creates constraints on the available supply of translation services and, when positioned against growing demand, provides translation technology innovators with an advantage. As a result of the rising demand for translation services and the looming shortage of human translators worldwide, we expect the pricing environment for Language Service Providers (LSPs) to be favorable in the coming years.

The market has two distinct components to it.  The largest market segment is the language service provider (LSP) component, which consists of companies that provide translation services. The second market component is the technology segment, which consists of companies that develop software to automate the translation process. As measured by industry revenue, the technology segment is currently a substantially smaller part of the total language translation market opportunity.

In theory, the language translation service market should shrink if technology offers improved content reuse.  To compete effectively, language translation companies need to obtain translation in an accurate, timely, and cost effective manner. With advances in content management and the growth of the internet, providers also need to integrate their multilingual content with other enterprise systems to establish a cohesive single repository of global content.

Content is no longer monolingual content; it is multilingual. Industry and general business analysts have indicated that a more integrated solution, often referred to as the Global Content Lifecycle, will be required to be successful in the future for both global enterprises and for the LSPs that support them. As a result, language translation is no longer likely to be treated as an afterthought in the globalization process, but rather as an integral part of an enterprise system. Further, as the annual spending by multinational companies for language translation solutions accelerates over the next several years, we believe a more technology-based solution will be required to keep pace with the rate of growth in the amount of content and increasingly sophisticated content management solutions.

Market Size

Research completed by Common Sense Advisory (“CSA”) confirms that the language translation market continues to grow.  According to CSA’s research, the worldwide global multilingual content delivery market in 2012 was $33 billion and is expected to reach $40 billion by 2015.

The LSP network is extremely fragmented.  Approximately two-thirds of the total provider universe employs fewer than five employees.  The market consists largely of traditional LSPs, meaning that these language service providers are very good at providing language translation service, but do not necessarily offer technological solutions, which are becoming more and more vital.

The top 100 providers based on revenue accounted for 12% of the total market opportunity at December 31, 2012.  In the latest CSA survey, based on 2012 revenue, Sajan is ranked as the 40th largest provider in the world and 7th largest in North America.

LSP’s with a worldwide presence also have a distinct advantage in their ability to provide 24 by 7 services to their international customers. According to CSA’s 2012 market research, the breakdown of language services revenue by geographical region is as follows:

The ability of a traditional LSP to compete is growing more challenging. While demand for the service is forecasted to be rising, the buyers currently are demanding that providers hold or reduce prices. Without technological differentiation, traditional LSPs will continue to operate at a severe disadvantage in their ability to manage the cost of their delivered service.  Just as importantly they will be challenged to integrate their solutions with content management systems and other enterprise class business systems used by their customers

Competition

The global multilingual content delivery market is highly competitive and highly fragmented with numerous existing competitors. We believe the principal competitive factors in providing language translation solutions consist of the ability to provide a comprehensive solution to customers, infrastructure that supports cost effective and high quality delivery to customers, project management expertise, quality, speed of service delivery and corporate reputation. We believe that Sajan competes favorably with respect to these factors and that we have developed a strong reputation in our industry.

Categorically speaking, the LSP component is much larger than the technology provider component.  As noted previously, we believe that the technology component will rise in coming years as demand rises and  the language service model strains as it grows.  The competitive market is made up of LSPs who emphasize only a service solution, Language Technology providers who offer a variety of tools ranging from workflow automation, project management and database applications and lastly, like Sajan, those companies that provide a blend of both.

As previously stated, the top 100 providers accounted for approximately 12% of the total market opportunity at December 31, 2012.  The level of fragmentation and small concentration of larger providers gives some insight into the broader market’s ability to innovate.  In most cases, this larger by quantity, smaller by revenue market segment does not produce the revenue and profit for adequate investment in technology or other forms of innovation.  In the face of rising demand, we believe this lack of investment in technology will prove to be a long-term challenge and foster further market consolidation.

We believe that only a very small number of the largest LSPs, such as SDL, Transperfect and Lionbridge, provide legitimate full featured technology offerings and the breadth of solution to meet the larger, more complex buyer.

Pure technology companies such as XTM International, MemoQ, Across and Smartling provide both the end customer and other LSPs a variety of technology solutions.  A challenge that each of these companies face is that many buyers require more than a tool to address one particular area of the process.  Two things weigh on this: (1) a technology solution must be broad enough to address an enterprise customer’s needs, and (2) the market for the technology is limited to those customers that have the staff to consider language translation as a core company competency.

We believe that Sajan is very well positioned and is unique when compared to those companies noted above.  Sajan offers a complete solution and our Transplicity platform spans the full spectrum of business processes. This means that customers will not have to adapt or integrate disparate technologies.  Sajan’s patented contextual indexing technology enables Sajan to perform in a superior manner by providing customers with reuse of words, speed and quality.

Marketing and Sales

Substantially all of our revenues have been generated through our internal direct sales force and the efforts of our senior management team. As of March 15, 2014, we had 8 marketing professionals, 10 direct sales professionals in the United States and Europe, and 3 employees in our professional service group.

Our sales force has developed valuable customer relationships. Our sales approach involves planning for a customer organization’s unique ongoing requirements, including future versions of products and ongoing support, maintenance and training related to both technology products and content. We believe that tailoring our solutions to the customer’s preference results in gaining a larger portion of their language translation business.

Customers

All of our customers sell products outside the United States and require content such as warnings, instructions, directions, and other information to be translated into a number of languages. Our customers are predominantly Fortune 1000 companies in the technology, medical, industrial, and manufacturing sectors. Most of our customers are located in the United States. We anticipate that the percentage of our customers located outside of the United States will increase as we expand our sales efforts and as Sajan Software hires additional sales personnel.

Major Customers

We derive a significant portion of our revenues from a limited number of large customers. In 2013, we had one customer that accounted for 16% of our revenues. In 2012, two customers accounted for 18% and 11% of our revenues, respectively. On a combined basis, 50% of our revenue in 2013 and 57% of our revenue in 2012 came from our ten largest customers.

Geographic Areas of Operations

We generate revenues worldwide.  In 2013, 68% of our revenues were generated within the United States and 32% were generated internationally.  Currently, our largest international market is Spain, which accounted for 30% of our international revenues.

Intellectual Property

The development, utilization, and protection of technology are an important component of our overall operating strategy. We have a patent from the U.S. Patent and Trademark Office covering aspects of our Transplicity solution which expires in 2021.  We have not filed any applications for patent protection in any country other than the United States. As a result, we do not and will not have the right to enforce our rights under our United States patent in any foreign country, or to prevent others in foreign countries from utilizing our proprietary technology covered by that patent. We may apply for patent protection on our future technology developments to the extent we believe such protection is available and economically warranted. Despite these efforts, others could independently develop technology that is similar to our technology or offer or sell products or services in foreign countries that use our technology.

We have registered and use domain names sajan.com, authoringcoach.com, and sajansoftware.com.  We use, or intend to use, and claim rights to various trade names and trademarks to identify our language translation services and products. We have obtained a registered U.S. mark for the Sajan logo. We also use and claim rights to the “Sajan™”, “GCMS™”, “Transplicity”, “X-Content Integration™”,  “TMate™”, and “Authoring Coach™” marks.

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

Research and Development

Our research and development occurs at our offices in River Falls, Wisconsin and Dublin, Ireland. We spent $923,000 in 2013 and $1,097,000 in 2012 on research and development.  In addition, we capitalized $242,000 in 2013 and $300,000 in 2012 of costs related to software development activities.  Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on the industrialization of the Transplicity platform and its component modules for use by the various participants involved in the content globalization process.   Functional development has focused on improving ease of use, functionality, scalability and efficiency of Translation Memory processing.

Employees

As of March 15, 2014, we had 112 full-time employees. Our employees include software development engineers, project managers, language specialists, as well as sales and marketing, quality assurance and administrative team members. We have 78 employees in our River Falls, Wisconsin office, 2 employees that work from their home offices in the United States, 17 employees in our Dublin, Ireland office,  2 employees that work from their home offices in France, 10 employees in our Madrid, Spain office and 3 employees in our Singapore office. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. In addition, we utilize the services of approximately 3,500 human translators, all of whom are independent contractors, and utilize consultants to perform short-term project-based services, which is a more cost-effective strategy than hiring additional full-time employees.

Corporate Information

Our corporate office is located in River Falls, Wisconsin, which is located approximately 30 miles east of Minneapolis, Minnesota. Our corporate office contains our core Global Language Service operations, our administrative, product management, marketing, sales, and professional services functions. Our offices are located at 625 Whitetail Blvd., River Falls, Wisconsin 54022, and our telephone number is (715) 426-9505.

ITEM 1A.    RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

Investing in the Company’s common stock involves a high degree of risk. Investors and potential investors should carefully consider the following risk factors, together with all of the other information included in this report, before making investment decisions about shares of our common stock. The risks and uncertainties described below are not the only risks and uncertainties facing the Company in the future. Additional risks and uncertainties not presently known or that are currently considered to be immaterial may also materially and adversely affect the Company’s business operations or the stock price of the Company’s common stock. If any of the following risks or uncertainties occurs, the Company’s business, financial condition, operating results and future growth prospects could materially suffer. In that event, the trading price of your securities could decline, and you may lose all or part of your investment.

Risk Related to Our Business and Industry

Our past results may not be indicative of future results, and, therefore, we may be unable to achieve continued growth.

Our revenues in 2013 totaled $23,961,000 and grew 17% compared to 2012. However, our revenue in 2012 was essentially the same as in 2011.  Increasing revenues by growing our business operations is a key component of our strategy. These expansion plans have placed and may continue to place significant demands on our management, operational and financial resources. You should not consider our 2013 revenue growth as indicative of our future performance. In future periods, we may not have any revenue growth, or our revenues could decline.

We have incurred operating losses in the past and may incur operating losses in the future.

Although we had income from operations in 2013 of $256,000, we reported a loss from operations in 2012 of $957,000.  Additionally, we reported losses from operations of $423,000 in 2011 and $3,050,000 in 2010. Throughout most of our history, we have experienced net losses and negative cash flows from operations. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur significant legal, accounting and other expenses.   If our revenues do not grow to offset these increased expenses, we may not be profitable. Additionally, we cannot assure you that we will be able to maintain any profitability that we do achieve.

We may need additional financing in the future, which may not be available, and any such financing will likely dilute our existing stockholders.

We have a $1.5 million credit facility with Silicon Valley Bank, which expires in March of 2015. We may require additional financing in the future, which could be sought from a number of sources, including, but not limited to, additional sales of equity or debt securities or loans from banks or other financial institutions. There can be no certainty that any such financing will be available to us or, if available, on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interests of our existing stockholders will be diluted. If we raise additional funds by issuing debt or other instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our common stock.  If adequate funds are not available on acceptable terms, we may be unable to fund our operations or the expansion of our business. Our failure to obtain any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy and on our financial performance and stock price, and could require us to delay or abandon our growth strategy.

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

We derive a significant portion of our revenues from a limited number of large customers. In 2013, we had one customer that accounted for 16% of our revenue. In 2012, two customers accounted for 18% and 11% of revenue, respectively. On a combined basis, 50% of our revenue in 2013 and 57% of our revenue in 2012 came from our ten largest customers. The loss of any major customer or a significant reduction in a large customer’s use of our language translation solutions could materially reduce our revenue and cash flow and adversely affect our business, financial condition and operations.

Continued global economic weakness and uncertainty could adversely affect our revenue, lengthen our sales cycle and make it difficult for us to forecast operating results accurately.

Our revenues depend significantly on general economic conditions and the health of large companies that sell products internationally. Economic weakness and constrained globalization spending may result in slower growth or reductions in our revenue in 2014. We have experienced, and may experience in the future, reduced spending in our business due to the current financial turmoil affecting the U.S. and global economy and other macroeconomic factors affecting spending behavior. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. In addition, economic conditions or uncertainty may cause current and potential customers to reduce or delay globalization expenditures, including purchases of our solutions. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology or contracted development budgets or if contract negotiations become more protracted or difficult as customers institute additional internal approvals for globalization and information technology purchases. Delays or reductions in globalization and information technology spending could have a material adverse effect on demand for our software and services, and consequently on our business, financial condition and results of operations.

If we are unable to attract new customers or sell additional solutions, or if our customers do not increase their use of our solutions, our revenue growth and profitability will be adversely affected.

To increase our revenues and maintain profitability, we must regularly add new customers and sell additional solutions, and our customers must increase their use of our solutions they currently utilize. We intend to grow our business by hiring additional inside sales personnel and increasing our marketing activities. If we are unable to hire or retain quality sales personnel, convert customer prospects into paying customers, or ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we might not be able to increase revenues, and our operating results will be adversely affected. In addition, if we fail to sell our new solutions to existing or new customers, we will not generate anticipated revenues from these solutions, our operating results will suffer and we might be unable to grow our revenues or achieve or maintain profitability.

Our strategy includes pursuing acquisitions, and our potential inability to successfully integrate newly-acquired companies, businesses or technologies may adversely affect our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their businesses or technologies.  We have in the past and may in the future expend funds and resources on uncompleted acquisitions. If we complete other acquisitions, we face many risks commonly encountered with growth through acquisitions, including:

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

The provision of our services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our services. Interruptions in our services could reduce our revenues and profits, and the Sajan brand could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, tornados, fires, power loss, telecommunications failures, and computer viruses or attempts to harm our systems. Our data centers may be subject to break-ins, sabotage and intentional acts of vandalism, and to other potential disruptions. Some of our systems may not be fully redundant, and our disaster recovery planning may not be able to account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our services. Any unscheduled interruption in our service will put a burden on the entire organization and would result in an immediate loss of revenue. If we experience frequent or persistent system failures on our web site, our reputation and the Sajan brand could be permanently harmed. The steps required to increase the reliability and redundancy of our systems are expensive, will reduce our operating margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

We rely on our proprietary technology to enhance our software and service offerings. We use a combination of patent, trademark, trade secret and copyright law in addition to contractual restrictions to protect our technology. Although we have received a patent from the U.S. Patent and Trademark Office covering certain aspects of our technology, there can be no assurance that this patent will adequately protect our technology or provide us with a competitive advantage. We may apply for patent protection on our future technology developments to the extent we believe such protection is available and economically warranted. However, there is no assurance that we will file additional applications for patent protection in the United States or in other countries, that any application that we may file will result in an issued patent, or that any issued patent will provide us with a competitive advantage. We have not filed any applications for patent protection in any country other than the United States. As a result, we do not have the right to enforce our rights under any United States patent, if issued, in any foreign country, or to prevent others in foreign countries from utilizing the proprietary technology covered by our patents. Despite our efforts, there can be no assurance that others will not independently develop technology that is similar to our technology or offer or sell products or services in foreign countries that utilize our technology. The development by others of technology that is similar to our technology, or the sale of products or services in foreign countries that incorporate our technology, would harm our competitive position and have a material adverse effect on our business, results of operations and financial condition.

We may be involved in disputes from time to time relating to our intellectual property and the intellectual property of third parties.

We may become parties to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise claims against us alleging infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our liability insurance, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter products or pay monetary damages or license fees to third parties, which could have a material adverse effect on our financial condition and results of operations.

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

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. In particular, Shannon Zimmerman, our President and Chief Executive Officer, is critical to the management of our business and operations. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could have an adverse effect on our business, results of operations and financial condition.

Our continued growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

We grew our revenues by 17% in 2013. To the extent that we are able to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions.  In 2009, we opened Sajan Software in Dublin, Ireland, in 2010 we opened Sajan Spain, in 2011 we opened Sajan Singapore and in 2013 we opened Sajan Brazil.  Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to risks that, generally, we have not faced in the United States, including:

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

Shannon Zimmerman and Angela Zimmerman, who are directors and executive officers, collectively own approximately 32% of the outstanding shares of our common stock. Accordingly, these individuals are able to exert substantial influence over our affairs, including the election and removal of directors and all other matters requiring stockholder approval, including the future merger, consolidation or sale of our company. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transactions that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of the stockholders’ participation in our corporate matters, through stockholder votes and otherwise. As a result, the return on your investment in our common stock through the sale of your shares could be adversely affected.

Provisions in our charter documents, our Tax Benefit Preservation Plan, and Delaware law may inhibit a takeover, which could limit the price potential investors might be willing to pay in the future for our common stock and could entrench management.

Our certificate of incorporation and bylaws and our Tax Benefit Preservation Plan contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in our best interests. Our board of directors has the ability to designate the terms of and issue new series of preferred stock which could be issued to create different or greater voting rights which may affect an acquirer’s ability to gain control of our company. Our Tax Benefit Preservation Plan, which is designed to protect our stockholder value and safeguard valuable tax attributes by reducing the likelihood of an unintended ownership change, could also discourage a change of control. As a Delaware corporation, we are subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make it more difficult to remove management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our shares.

Our certificate of incorporation grants our board of directors the power to designate and issue additional shares of common and preferred stock.

Pursuant to authority granted by our certificate of incorporation, our board of directors, without any action by our stockholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate, and establish the rights, preferences, and privileges of such shares, including dividends, liquidation, and voting rights. The rights of holders of other classes or series of preferred stock that may be issued could be superior to the rights of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary operations are based in River Falls, Wisconsin, which is located approximately 30 miles east of Minneapolis, Minnesota. During 2013, we leased approximately 20,000 square feet of office space from River Valley Business Center, LLC (“RVBC”) under three leases, which expire in January 2017. Rent for these facilities was $344,000 in 2013.  RVBC is a “related person” as defined in Item 404 of Regulation S-K promulgated by the SEC because it is controlled by Shannon and Angela Zimmerman, each of whom is an executive officer and a director of the Company.

Sajan Software leases approximately 1,000 square feet of office space in Dublin, Ireland. Sajan Spain leases approximately 1,000 square feet of office space in Madrid, Spain.  Sajan Singapore leases approximately 600 square feet of space in Singapore, Singapore.  In 2013, combined rents for these facilities were $117,000.   We believe all of our facilities are suitable and adequate for current operating needs.

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

Our common stock is quoted on the OTC Bulletin Board system of the OTC Markets under the symbol SAJA. The last reported bid price for our common stock on March 14, 2014 was $1.50.

The following table shows the high and low bid prices for our common stock for the 2013 and 2012 fiscal quarters.  The high and low bid prices reported on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Market Price (high/low)
For the Fiscal Year	2013	2012
First Quarter	$0.42 – 0.95	$1.10 – 1.37
Second Quarter	$0.59 – 0.95	$0.50 – 1.19
Third Quarter	$0.63 – 1.75	$0.41 – 0.85
Fourth Quarter	$1.01 – 1.74	$0.37 – 0.63

As of March 14, 2014, we had approximately 129 record holders of our common stock, including the nominee of Depository Trust Company which held 10,357,946 shares as the nominee for street name holders.

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

Management believes the following critical accounting policies involve significant judgments and estimates in the preparation of our consolidated financial statements. (Also see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Report, which provides further information on and discussion of our significant accounting policies and the use of estimates)

Revenue Recognition

We derive revenue primarily from language translation services and professional consulting services.  Services include content analysis, translation memory and retrieval, language translation, account management, graphic design services, technical consulting and professional services.  Services associated with translation of content are generally billed on a “per word” basis.  Professional services, including technical consulting and project management, are billed on a per hour rate basis.

We consider revenue earned and realizable at the time services are performed and amounts are earned. Revenue for translations services is recognized on a standard “per word” basis at the time the translation is completed. Revenue for professional services is recognized when the services have been completed in accordance with the statement of work.

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized and customer prepayment for services are recorded as deferred revenue and customer prepayments; to the extent cash has been received.

Capitalized Software Development Costs

We capitalize software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet our internal operational needs. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.  When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years.

Stock Based Compensation

We measure and recognize compensation expense for all stock-based compensation at fair value.  Our determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures. An option’s expected term is the estimated period between the grant date and the exercise date of the option. As the expected term increases, the fair value of the option and the compensation cost will also increase. The expected-term assumption is generally calculated using historical stock option exercise data; however, we do not have historical exercise data to develop such an assumption. As a result, the Company determined the expected term assumption using the simplified expected-term calculation as provided in SEC Staff Accounting Bulletin 107. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

Income Taxes

Current income taxes are recorded based on statutory obligations for the current operating period for the various countries in which the Company has operations. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We have net operating losses available to offset future income for federal and state reporting purposes of $30.2 million and $3.5 million, respectively. These carry forwards expire in various calendar years from 2015 through 2030.  We are also subject to Alternative Minimum Tax (AMT), which only allows for the utilization of existing NOL carry forwards to offset 90% of AMT taxable income.

Source of Revenues

We generate revenues by providing language translation services to customers for which we are paid based upon the number of words translated and by the languages involved. The price charged per word per language varies depending upon the language, the availability of translator resources and the extent to which our proprietary search algorithm has been applied to reuse prior translation work. In some cases we may generate revenue by allowing customers to utilize our operating system, for which we will also receive revenue on a per word basis similar to our services business model based upon the number of words processed through our Transplicity software platform.

Cost of Revenue

Cost of revenue is highly variable based upon the volume of translation services revenue. We work with freelance linguists and single language vendors who complete the actual language translation, and they are paid on a per word basis. The fixed component of cost of revenue is comprised of the global operations staff located in our Wisconsin, Ireland, Spain, Singapore and Brazil locations, who are responsible for project and process management, quality control, operational integration, vendor management and production operations. In the near term, our cost of revenues may be affected by a number of factors including the mix of customers, the mix of language translated, staff levels and the extent of new customer implementations in a given quarter.  Over the long term, we expect cost of revenue will grow in absolute dollars, as we expect to continue to grow our revenue, but decrease as a percentage of revenue due to economies of scale, more efficient sourcing and operational efficiencies from ongoing utilization of our Transplicity platform.

Sales and Marketing Expenses

Sales and marketing expense consists primarily of wages and benefits for sales and marketing personnel, sales commissions, advertising and promotional costs, sales and marketing tools and travel expenses. Advertising costs consist of pay-per-click payments to search engines and print advertisements in trade journals.  Promotional costs consist primarily of public relations, memberships and event costs. In 2014, as we move to accelerate our sales activities both domestically and internationally and launch sales and marketing initiatives for our product solutions, we expect sales, advertising and marketing expense to increase in dollar terms but to decrease slightly as a percentage of total sales.

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

We have focused our research and development efforts on the industrialization of the GCMS and the Transplicity platforms and their component modules for use by the various participants involved in the content globalization process.   Functional development has focused on improving ease of use, functionality, scalability and efficiency of Translation Memory processing. In 2014, we expect our research and development costs to increase both in absolute dollars and as a percentage of revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of wages and benefits for administrative, human resources, internal information technology support, finance and accounting personnel, professional fees, certain taxes, public company costs, and other corporate expenses.  In 2014, we expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization consist of the expense related to property and equipment, capitalized software development costs, software license costs and intangible assets that are being depreciated or amortized over the estimated useful lives of the assets using the straight-line method.

Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity and income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Related Party Transactions

Shannon Zimmerman and Angela Zimmerman, who are directors and executive officers, collectively own approximately 32% of the outstanding shares of the Company’s common stock. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Report for a description of the transactions between the Zimmermans and the Company.

Results of Operations – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

In 2013, the Company had net income of $38,000 compared to a loss of $1,052,000 in 2012. The improvement in profitability was driven principally by a 17% increase in revenues and our ability to reduce cost of revenues as a percentage of revenue. The revenue increase was due to the combination of obtaining many new customers along with increasing the amount of business done from repeat customers. All revenue increases were driven by increased sales and marketing efforts and from the launch of Transplicity, our new translation management system that was released during 2013.

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income taxes are discussed below.

(amounts in thousands)			% Change
	Years Ended December 31,		(Year-Over-
Item	2013	2012	Year)
Revenues	$23,961	$20,511	17%
Operating expenses:
Cost of revenues	14,577	13,299	10%
Sales and marketing	3,212	2,432	32%
Research and development	923	1,097	(16)%
General and administrative	4,168	3,868	8%
Depreciation and amortization	825	772	7%
Other income (expense):
Interest expense	(110)	(99)	11%
Foreign currency income (expense)	(12)	61	(120)%
Income tax expense	(96)	(57)	67%
Net income (loss)	$38	$(1,052)	104%

Revenues

Revenues in 2013 increased $3,450,000, or 17%, compared to 2012. The increase was due to several factors, including the implementation of a strategic account management program, restructured incentive plans for sales personnel, strategic staff additions focused on growing our international business, and the launch of Transplicity.  All of these initiatives resulted in growth in both in domestic and international revenue.

Operating expenses

Cost of Revenues.  Although revenues increased in 2013 by 17% compared to 2012, cost of revenues increased only 10% in 2013 compared to 2012.   As a percentage of revenue, cost of revenues was 61% in 2013 compared to 65% in 2012  The improvements in 2013 were due to efficiencies in operations resulting from technology investments in Transplicity and to negotiated discounts with our top rated translators.

Sales and Marketing.   Sales and marketing expense in 2013 increased $780,000, or 32%, compared to 2012.  As a percentage of revenue, sales and marketing expense was 13% in 2013 compared to 12% in 2012.   The increases in dollars and percentage of revenue were a result of investments made in strategic sales initiatives, additions of staff, and higher commissions due to restructured incentive plans for sales personnel.

Research and Development.  Research and development expense decreased $175,000 in 2013, or 16%, compared to 2012. As a percentage of revenue, research and development expense was 4% in 2013 compared to 5% in 2012. The decreases in dollars and percentage of revenue were due to reduced compensation costs which resulted from a realignment of our development staff.

General and Administrative.  General and administrative expense in 2013 increased $300,000, or 8%, compared to 2012. The increase was due to several factors including an increase in payroll which included the addition of a new chief financial officer in the 3rd quarter of 2013, professional fees and expenses related to evaluating potential acquisition candidates, and an increase in stock compensation costs. As a percentage of revenue, general and administrative expense was 17% in 2013 compared to 18% in 2012. The reduced percentage is due to an increase in revenue, while many of our general and administrative costs are relatively fixed in nature.

Depreciation and Amortization.  Depreciation and amortization expense in 2013 increased $53,000, or 7%, compared to 2012. The increase was a result of higher asset balances plus capitalized software projects (principally related to the launch of Transplicity) placed in service in 2013.

Interest Expense

Interest expense in 2013 increased $11,000 compared to 2012. The increase was due to higher average amounts outstanding on the Company’s line of credit in 2013 compared to 2012.

Income Taxes

Income tax expense in 2013 was $96,000 compared to $57,000 in 2012.  Income taxes in 2013 consisted of taxes  on income relating to services performed in China, income taxes services performed by our new entity in Brazil, and an increase in the valuation allowance for our deferred tax assets. Income taxes in 2012 consisted principally of taxes relating to services performed in China and taxes on our operation in Spain. (See Note 11 in the Consolidated Financial Statements included in Part II, Item 8 of this Report for more information on income taxes).

Non-GAAP Financial Measure – Adjusted EBITDA

	Years ended December 31,
(amounts in thousands)	2013	2012
Net income (loss)	$38	$(1,052)
Interest expense	110	99
Income taxes	96	57
Depreciation and amortization	825	772
Stock-based compensation	247	179
Adjusted EBITDA	$1,316	$55

We calculate Adjusted EBITDA by taking net income (loss) calculated in accordance with GAAP, and adding interest expense, income taxes, depreciation and amortization, and stock-based compensation. We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses and for budgeting and planning purposes. This measure is also used in financial reports prepared for management and our board of directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies, many of which present similar non-GAAP financial measures to investors.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Years Ended December 31,
(amounts in thousands)	2013	2012
Cash flows provided (used) by :
Operating activities	$1,565	$(343)
Investing activities	(564)	(777)
Financing activities	(532)	279
Net increase (decrease) in cash	469	(841)
Effect of exchange rate changes in cash	2	(29)
Cash and equivalents, beginning of year	893	1,763
Cash and equivalents, end of year	$1,364	$893

Net Cash Provided by (Used in) Operating Activities

The increase in cash from operating activities in 2013 was mainly due to having operating income in 2013 compared to an operating loss in 2012. Also contributing to the 2013 increase was an increase in deferred revenue and customer prepayments during the year.

Net Cash Used in Investing Activities

Net cash used by investing activities is due to the purchases of property and equipment, capitalization of software license costs, and the capitalization of software development expenses.

Net Cash Provided by (Used in) Financing Activities

Net cash of $532,000 used in financing activities in 2013 related principally to the repayment of the $400,000 that was outstanding on our line of credit at the end of 2012. The $279,000 of cash provided from financing activities in 2012 was due principally to the aforementioned $400,000 borrowed under the line of credit.

For the year ended December 31, 2013, our principal source of liquidity was funds generated from the operations of the business and issuance of short-term debt through a line of credit at Silicon Valley Bank.

In March 2012, the Company entered into a one year revolving working capital line of credit with Silicon Valley Bank (“SVB”), and had $400,000 of borrowings outstanding under the line at December 31, 2012.

In March 2013, the 2012 line of credit was replaced with a new credit facility (“the Credit Facility”) with SVB which consists of a two year revolving working capital line of credit. The Credit Facility permits borrowings of up to a principal amount equal to the lesser of (a) $1,500,000 or (b) eighty percent (80%) of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. No borrowings were outstanding under the Credit Facility as of December 31, 2013. (For more information, see Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Report.)

Uses of Capital

Sajan’s primary uses of capital in 2013 were to fund our operations and working capital needs and to make investments in equipment and software development projects.  We intend to utilize our cash generated from operations and our line of credit facility to support our business, including investing in software development, ongoing sales and marketing activities both domestically and internationally, enhancing our translation management system, and where appropriate, making  acquisitions of companies that may add to our operations and client base.

We believe that our cash and cash equivalents, operating cash flows, and the availability of cash under the new credit facility will be sufficient to meet our working capital, investment in software development, and capital expenditure requirements for the foreseeable future. However, we may decide to raise additional funds through public or private financings or borrowings to accelerate the development of new products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies.

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

The Company had no off-balance sheet arrangements as of December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSUORES ABOUT MARKET RISK

As a small reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Sajan, Inc. and Subsidiaries
River Falls, WI

We have audited the accompanying consolidated balance sheets of Sajan, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sajan, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
March 21, 2014

Sajan, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
Amounts in thousands except per share data

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,364	$893
Accounts receivable, net of allowance	3,810	3,192
Unbilled services	1,197	1,016
Prepaid expenses and other current asset	431	448
Total current assets	6,802	5,549

Property and equipment, net	1,000	805

Other assets:
Intangible assets, net	446	614
Capitalized software development costs, net	393	301
Other assets	17	27
Total other assets	856	942

Total assets	$8,658	$7,296

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit	$-	$400
Accounts payable	2,555	2,502
Accrued interest – related party	111	111
Accrued compensation and benefits	848	520
Accrued liabilities	195	188
Current portion of capital lease obligations	185	31
Deferred revenue and customer prepayments	1,423	584
Total current liabilities	5,317	4,336

Long-term liabilities:
Capital lease obligations, net of current portion	93	7
Note payable – related party	750	750
Total long-term liabilities	843	757
Total liabilities	6,160	5,093

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 16,268 issued and outstanding	163	163
Additional paid-in capital	7,215	6,968
Accumulated deficit	(4,691)	(4,729)
Foreign currency adjustment	(189)	(199)
Total stockholders’ equity	2,498	2,203
Total liabilities and stockholders’ equity	$8,658	$7,296

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Amounts in thousands except per share data

	Years Ended December 31,
	2013		2012

Revenue from translation and consulting services		$23,961	$20,511

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)		14,577	13,299
Sales and marketing		3,212	2,432
Research and development		923	1,097
General and administrative		4,168	3,868
Depreciation and amortization		825	772
Total operating expenses		23,705	21,468

Income (loss) from operations		256	(957)

Other income (expense):
Interest expense		(110)	(99)
Foreign currency transaction gain (loss)		(12)	61
Total other expense		(122)	(38)

Income (loss) before income taxes		134	(995)

Income tax expense		96	57

Net income (loss)		38	(1,052)
Effect of foreign currency translation adjustments		10	(25)
Comprehensive income (loss)		$48	$(1,077)

Income (loss) per common share – basic & diluted	$	..00	$(.07)
Weighted average shares outstanding – basic		16,268	16,202
Weighted average shares outstanding – diluted		16,409	16,202

See notes to consolidated financial statements.

Sajan Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2013 and 2012
Amounts in thousands

			Additional			Total
	Common	Common	Paid-In	Accumulated	Accumulated	Stockholders'
	Shares	Stock	Capital	other	deficit	Equity

Balances at December 31, 2011	16,166	$162	$6,695	$(174)	$(3,677)	$3,006
Net loss					(1,052)	(1,052)
Cashless exercise of stock options/warrants	20					-
Issuance of shares in acquisition	83	1	94			95
Stock-based compensation			179			179
Foreign currency translation adjustment				(25)		(25)
Balances at December 31, 2012	16,269	163	6,968	(199)	(4,729)	2,203
Net Income					38	38
Stock-based compensation			247			247
Foreign currency translation adjustment				10		10
Balances at December 31, 2013	16,269	$163	$7,215	$(189)	$(4,691)	$2,498

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
Amounts in thousands
	Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$38	$(1,052)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization	455	461
Depreciation	370	311
Stock-based compensation expense	247	179
Loss on subsidiary closure	-	80
Deferred income taxes	54	-
Changes in operating assets and liabilities:
Accounts receivable	(618)	310
Unbilled services	(181)	(192)
Prepaid expenses and other current assets	(37)	(30)
Other assets	10	(5)
Accounts payable	53	(6)
Accrued interest – related party	-	60
Accrued compensation and benefits	328	(146)
Accrued liabilities	7	(21)
Deferred revenue and customer prepayments	839	(292)
Net cash provided by (used in) operating activities	1,565	(343)

Cash flows from investing activities:
Purchases of property and equipment	(185)	(373)
Purchases of intangible assets	(137)	(104)
Capitalized software development costs	(242)	(300)
Net cash used in investing activities	(564)	(777)

Cash flows from financing activities:
Payments on acquisition debt	-	(95)
Payments on capital lease obligation	(132)	(26)
Proceeds (payments) on line of credit	(400)	400
Net cash provided by (used in) financing activities	(532)	279

Net increase (decrease) in cash and cash equivalents	469	(841)

Effect of exchange rate changes on cash and cash equivalents	2	(29)

Cash and cash equivalents – beginning of year	893	1,763

Cash and cash equivalents – end of year	$1,364	$893

Cash paid for interest including loan fees	$110	$39
Cash paid for taxes	$34	$50
Non-cash investing and financing transactions:
Equipment financed through capital lease	$372	$-
Common stock issued for purchase of company	$-	$95
Adjustment to intangible assets and acquisition liability	$-	$141

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Amounts in thousands except per share data

1.	Nature of Business

Sajan, Inc. (the “Company” or “Sajan”), a Delaware corporation, provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, government, and retail industries that are selling products into global markets.  The Company is located in River Falls, Wisconsin and has active, wholly-owned subsidiaries in the following countries:

⋅	Ireland – Sajan Software Ltd.
⋅	Spain – Sajan Spain S.L.A.
⋅	Singapore – Sajan Singapore Pte. Ltd.
⋅	Brazil – Sajan do Brasil Traduções Ltda.

The Company formerly had a wholly owned subsidiary in India, Sajan India Software Private Limited, which was closed in January 2012.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sajan and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of an invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $15 at both December 31, 2013 and 2012. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

In 2013, options to purchase 979 shares and warrants to purchase 50 shares were excluded from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive.  In 2012, options to purchase 1,138 shares and warrants to purchase 176 shares were excluded from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Years Ended
	2013	2012

Net income (loss)	$38	$(1,052)

Weighted average common shares outstanding – basic	16,268	16,202

Income (loss) per common share – basic	$0.00	$(0.06)

Weighted average common shares outstanding – diluted	16,409	16,202

Income (loss) per common share – diluted	$0.00	$(0.06)

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives, initially determined to be two to twelve years, using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operating results. Repairs and maintenance costs are expensed as incurred.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that their carrying amount may not be recoverable or exceeds their fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets, which include equipment, capitalized software, intangibles and patents, are subject to depreciation or amortization.  There was no impairment for the years ended December 31, 2013 and 2012.

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

 Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   Total stock-based compensation expense was $247 in 2013 and $179 in 2012.   As of December 31, 2013, there was $641 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

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

The Company calculates expected volatility for stock options and awards using its own stock price. Management expects and estimates substantially all directors and employee stock options will vest, and therefore the forfeiture rate used is zero.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during 2013 and 2012, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	2013	2012
Risk-free interest rate	1.2%	0.7%
Expected life of options granted	7 years	7 years
Expected volatility range	88%	69%
Expected dividend yield	-%	-%

Using the Black-Scholes option pricing model, management has determined that the options and warrants issued in 2013 and 2012 have a weighted-average grant date fair value of $0.86 and $0.60 per share, respectively.

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

Sajan’s agreements with its customers may provide the customer with a limited time period following delivery of the project for the customer to identify any non-conformity to the pre-defined project specifications.  The Company has the opportunity to correct these items.  Historically, errors in project deliverables have been minimal and accordingly, revenue is recognized as services are performed.

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized and customer prepayment for services are recorded as deferred revenue and customer prepayments; to the extent cash has been received.

Cost of Revenues

Cost of revenues consist primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects.

Research and Development

Research and development expenses represent costs incurred for development of routine enhancements to the Company’s operating software system and include costs incurred during the preliminary project stage of development or related to training or maintenance activities.  Research and development expenses consist primarily of salaries and related costs of software engineers, and fees paid to third party consultants. All research and development expenses are expensed as incurred.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs totaled $10 in 2013 and $9 in 2012.

Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity.  Income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Income Taxes

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Acquisition Expenses

The Company expenses all accounting and legal fees as well as internal out-of-pocket costs related to potential acquisitions as they are incurred. The total of such costs in 2013 was $119 and is included as a part of general and administrative expenses.

Reclassification of prior year balances

Certain amounts related to amortization of prepaid expenses in the 2012 financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income (loss) or stockholder’s equity.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At December 31, 2013, one customer accounted for approximately 21% of accounts receivable, and at December 31, 2012, two customers accounted for approximately 24% and 12% of accounts receivable, respectively.

Sales concentration – In 2013, the Company had one customer that accounted for 16% of net revenues. In 2012, two customers accounted for 18% and 11% of net revenues, respectively.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized below.

	Years Ended December 31,
	2013		2012
	Sales	Percent	Sales	Percent
United States	$16,338	68%	$14,419	70%
Asia	1,218	5%	960	5%
Europe	5,309	22%	4,319	21%
Other International	1,096	5%	813	4%
Total Sales	$23,961	100.0%	$20,511	100%

One foreign country, Spain, accounted for 10% of consolidated revenue in 2013 and 11% in 2012.

5.          Property and Equipment

Property and equipment consisted of the following as of December 31:
	2013	2012
Furniture, equipment, and software	$1,967	$1,952
Leasehold improvements	398	397
Total	2,365	2,349
Less accumulated depreciation	(1,365)	(1,544)
Net property and equipment	$1,000	$805

Fully depreciated, retired assets with original costs and accumulated depreciation of $545 were written off in 2013.   Depreciation expense was $370 in 2013 and $311 in 2012.

6.         Capitalized Software Development Costs

Capitalized software development costs consist of the following as of December 31:

	2013	2012
Capitalized software development costs	$746	$2,865
Less accumulated amortization	(353)	(2,535)
Change in foreign currency exchange rates	-	(29)
Net capitalized software development costs	$393	$301

In 2013, $2,339 of fully amortized capitalized development costs were written off due to the software no longer being in use.  The Company capitalized costs related to software development activities of $242 in 2013 and $300 in 2012.  Capitalized software amortization expense was $150 in 2013 and $123 in 2012. Amortization expense for capitalized software costs is expected to be $181, $169 and $43 in 2014, 2015, and 2016, respectively.

7.         Intangible Assets

Intangible assets consist of the following as of December 31:

	2013	2012
Customer lists acquired	$784	$771
Patents and licenses	193	654
Total	977	1,425
Less accumulated amortization	(531)	(811)
Net intangible assets	$446	$614

In 2013, $481 of fully amortized licenses was written off due to the licenses being no longer in use.  Intangible assets are amortized over their expected useful lives of 3 to 15 years and their weighted average remaining life is 3 years.  Amortization of intangible assets was $305 in 2013 and $338 in 2012.  Estimated amortization expense of intangible assets for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is $241, $185, $4, $2, $2, and $12, respectively.

8.           Related Party Transactions

Note Payable

Note payable and accrued interest are payable to Shannon and Angela Zimmerman, each of whom is an executive officer and director of the Company, and a beneficial owner of the Company's outstanding voting common stock.  The note was originally issued in February 2010 and had a one year term.  The note has been amended and extended several times; the most recent being March 21, 2013.  The note has a maturity date of August 23, 2015, and carries an interest rate of 8%.  No payments of the principal balances are allowed while there are amounts outstanding under the Company’s line of credit with Silicon Valley Bank (see Note 9).

Accrued interest was $111 as of December 31, 2013 and 2012, and is subordinated to the Credit Facility (see Note 9).  Interest expense was $60 in both 2013 and 2012.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman.  The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company.   Rent expense was $344 in 2013 and $335 in 2012.

9.	Credit Facility

In March 2012, the Company entered into a one year revolving working capital line of credit with Silicon Valley Bank (“SVB”), and had $400 of borrowings outstanding under the line at December 31, 2012.

In March 2013, the 2012 line of credit was replaced with a new credit facility (“the Credit Facility”) with SVB which consists of a two year revolving working capital line of credit. The Credit Facility permits borrowings of up to a principal amount equal to the lesser of (a) $1,500 or (b) eighty percent (80%) of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions.  The Credit Facility matures on March 28, 2015. The unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the liquidity ratio is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0.  The interest rate floor is set at 4.0% per annum.   The unused line of credit accrues interest at a rate of 0.3% per annum on the average unused portion.  There was no outstanding balance as of December 31, 2013 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB (the “A&R Loan Agreement”).  The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $1,500, increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities.  It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the credit facility as of December 31, 2013.

The Credit Facility is secured by all of Sajan’s domestic assets except for intellectual property (which the Company has agreed not to pledge to others), and the pledge of the Company’s equity interests in its foreign subsidiaries that are controlled foreign corporations (as defined in the Internal Revenue Code).  The obligations under the A&R Loan Agreement are guaranteed on an unsecured basis by certain of Sajan’s subsidiaries.

10.	Options and Warrants

Amended and Restated 2004 Long-Term Incentive Plan

Over the past several years, shareholders have approved various modifications to the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”) so that as of December 31, 2013,  2,200 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company.  Exercise prices are determined by the board of directors on the dates of grants.  The Company issues new shares when stock options are exercised.

The following table summarizes stock option activity for options granted under and outside of the Plan for 2013 and 2012:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Weighted-	Contractual
	Number of	Exercise	Average	Term
	Stock Options	Price	Fair Value	(Years)

Balance at December 31, 2011	1,436	$1.74	$1.05	7.7

Granted	221	0.94	0.60
Exercised	(40)	0.61	0.50
Cancelled	(479)	2.77	1.00

Balance at December 31, 2012	1,138	1.19	1.01	6.9

Granted	723	1.06	0.86
Exercised	-	-	-
Cancelled	(371)	0.72	1.05

Balance at December 31, 2013	1,490	$1.24	$0.92	8.1

Exercisable at December 31, 2012	685	$1.17	$1.15	5.5
Exercisable at December 31, 2013	612	$1.40	$1.02	6.7
Vested during 2013	275	$1.10	$0.78
Nonvested at December 31, 2013	878	$1.13	$0.85	9.1

The aggregate fair value of options which vested in 2013 and 2012 was $34 and $229, respectively.

Intrinsic value as of December 31, 2013 is based on the fair value price of $1.45 per share, which was the closing price of the stock on December 31, 2013.  The intrinsic value of options outstanding and exercisable during 2013 is $496 and $207.  There were no in-the-money options as of December 31, 2012.  Accordingly, there is no intrinsic value of options outstanding or for options exercisable as of December 31, 2012.  The intrinsic value of options exercised during in 2012 was $24.

At the end of each of 2012 and 2013 warrants to purchase 176 shares were outstanding at a weighted average exercise price of $2.17 per share. The warrants have an average fair value of $0.32 per share and an aggregate fair value of $57, All warrants are fully vested and the weighted average remaining contractual term as of December 31, 2013 was 2.2 years and 3.2 years as of December 31, 2012.

11.	Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense for 2013 and 2012:

	2013	2012
Federal Income tax (benefit) at the statutory rate	$47	$(348)
State income tax net of federal benefit	7	(51)
Foreign taxes	42	57
Non-deductible expenses	11	(14)
Adjustment of net operating loss	(60)	145
Valuation allowance	49	268
Income tax expense	$96	$57

The Company is subject to Alternative Minimum Tax (AMT), which only allows for the utilization of existing NOL carry forwards to offset 90% of AMT taxable income.

Deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carry forwards, capital loss carry forwards, allowance for accounts receivable, stock options and warrants, prepaid expenses, capitalized software costs, cash to accrual conversion, and accrued liabilities.

Net deferred tax assets consist of the following as of December 31:

	2013	2012
Deferred tax assets:
Accounts payable and other liabilities	$43	$73
Stock-based compensation	623	412
Depreciation	257	(41)
Net operating loss and credit carry forwards	11,484	12,033
Other	98	2
Valuation allowance	(12,227)	(12,178)
	278	301
Deferred tax liabilities
Nondeductible acquired intangibles	(120)	(120)
Capitalized software development costs	(158)	(127)
	(278)	(247)
Net deferred tax asset	$0	$54

The net deferred tax asset as of December 31, 2012 has been included in the accompanying consolidated balance sheets as part of prepaid expenses and other current assets.

The provision for income taxes charged to operations consists of the following for the years ended December 31:

	2013	2012
Current - Foreign	$42	$57
Deferred - US	54	-
Total	$96	$57

The cumulative net operating loss available to offset future income for federal and state reporting purposes was $30,186 and $3,468, respectively, as of December 31, 2013.  Available research and development and foreign tax credit carry forwards at December 31, 2013 were $709.  The difference between the amount of net operating loss carry forward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2015 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028.

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

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   As such, the Company has recorded a valuation allowance to offset all of its deferred tax assets.  The change in the valuation allowance was $49 in 2013 and $181 in 2012.  The change in the valuation allowance shown in the effective tax rate reflects the current year’s activity.  It does not include a change in the valuation allowance due to changes in deferred items or purchase accounting items that do not affect the current year tax provision.

The Company files a consolidated U.S. federal tax return and its federal and state tax returns for the years ended 2010-2013 are still subject to examination.  Management performed an assessment of its open returns to determine whether it is likely that interest and penalties would be assessed by taxing authorities on any underpayment of income taxes. No such underpayments of taxes for open years were noted. If such amounts were noted, the related amount would be accrued and classified as a component of income tax expenses on the consolidated statements of operations and comprehensive income (loss).

12.	Commitments and Contingencies
Capital Leases

The Company has three finance/lease agreements with IBM Credit for the purchase of computer equipment and related software.  The agreements all have initial terms of 24 months and expire at various times in 2015.  These leases have been accounted for as capital leases and as such, the total value of the equipment, $372, has been capitalized as part of property and equipment and is being depreciated over a two year life.

Information related to capital lease obligations as of December 31, 2013 is as follows:

Gross lease obligation, secured by related equipment	$278
Less: current portion	(185)
Capital lease obligation, net of current portion	$93

Payments on the capital lease obligations, including interest will be $194 in 2014 and $95 in 2015.

 Operating Leases

The Company leases its office buildings and certain office equipment under non-cancellable operating leases.  Total rent expense under these operating leases; including amounts paid to a related party, was $461 in 2013 and $480 in 2012.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2013 are as follows:

Year Ending	Amount
2014	470
2015	375
2016	351
2017	30
Total	$1,226

Severance Agreements

The Company has employment agreements with three officers which provide for severance payments of up to one year’s annual salary for those officers if employment is terminated by the Company without cause.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this report. This Item 9A includes information concerning the controls and control evaluations referred to in such certification.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and our Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, Sajan’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control—Integrated Framework issued in 2009 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2013, Sajan’s internal control over financial reporting is effective based on these criteria.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on Sajan’s internal control over financial reporting as of December 31, 2013.

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

ITEM 9.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Qualifications of Candidates for Election to the Board,” “Stockholder Recommendations for Directors,” “Stockholder Communications with the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Audit and Non-Audit Services and Fees Billed to Company by Independent Registered Public Accounting Firm,” included in the proposal to ratify the appointment of our independent registered public accounting firm in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

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

Date: March 21, 2014	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: March 21, 2014	/s/ Thomas Skiba
Thomas Skiba, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Date: March 21, 2014	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: March 21, 2014	/s/ Angela Zimmerman
Angela (Angel) Zimmerman, Director

Date: March 21, 2014	/s/ Thomas Skiba
Thomas Skiba, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 21, 2014	/s/ Michael W. Rogers
Michael W. Rogers, Director

Date: March 21, 2014	/s/ Benno G. Sand
Benno G. Sand, Director

Date: March 21, 2014	/s/ Benjamin Allen
Benjamin Allen, Director

EXHIBIT INDEX

SAJAN, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

10.16
Subordination Agreement dated March 28, 2013, by and among Sajan, Inc., Angel and Shannon Zimmerman and Silicon Valley Bank (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.17
Third Amendment, dated March 21, 2013, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.18*	Sajan, Inc. Executive Incentive Plan – 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2013).

10.19*
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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

(*)	Indicates a management contract or compensatory plan or arrangement.

- 50 -