Form 10-Q
period 2014-03-31
SAJAN INC
filed 2014-05-07
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 or

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

As of May 6, 2014, the registrant had 16,268,391 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,205	$1,364
Accounts receivable, net of allowance	3,926	3,810

Unbilled services	1,203	1,197
Prepaid expenses and other current assets	522	431
Total current assets	6,856	6,802

Property and equipment, net	969	1,000

Other assets:
Intangible assets, net	385	446
Capitalized software development costs, net	348	393
Other assets	24	17
Total other assets	757	856

Total assets	8,582	$8,658

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	2,988	2,555
Accrued interest – related party	96	111
Accrued compensation and benefits	712	848
Accrued liabilities	158	195
Current portion of capital lease obligations	187	185
Deferred revenue and customer prepayments	1,489	1,423
Total current liabilities	5,630	5,317

Commitments and contingencies

Long-term liabilities:
Capital lease obligations, net of current portion	46	93
Note payable – related party	750	750
Total long-term liabilities	796	843
Total liabilities	6,426	6,160

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 16,268 shares issued and outstanding	163	163
Additional paid-in capital	7,279	7,215
Accumulated deficit	(5,091)	(4,691)
Foreign currency adjustment	(195)	(189)
Total stockholders’ equity	2,156	2,498
Total liabilities and stockholders’ equity	$8,582	$8,658

 See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

Amounts in thousands except per share data

	Three months ended March 31,
	2014	2013

Revenue from translation and consulting services	$6,154	$5,524

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	3,939	3,413
Sales and marketing	774	745
Research and development	460	172
General and administrative	1,098	949
Depreciation and amortization	241	188
Total operating expenses	6,512	5,467

(Loss) income from operations	(358)	57

Other income (expense):
Interest expense	(23)	(29)
Foreign currency transaction gain	1	1
Total other (expense), net	(22)	(28)

(Loss) income before income taxes	(380)	29

Income tax expense	20	13

Net (loss) income	(400)	16
Effect of foreign currency translation adjustments	(6)	(52)
Comprehensive loss	$(406)	$(36)

(Loss) income per common share – basic & diluted	$(0.02)	$0.00

Weighted average shares outstanding – basic	16,268	16,268
Weighted average shares outstanding – diluted	16,268	16,423

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Amounts in thousands

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(400)	$16
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	135	82
Amortization	106	106
Stock-based compensation expense	64	49

Changes in operating assets and liabilities:
Accounts receivable	(116)	(376)
Unbilled services	(6)	(192)
Prepaid expenses and other current assets	(91)	(157)
Other assets	(7)	1
Increase (decrease) in current liabilities:
Accounts payable	433	222
Accrued liabilities	(37)	14
Accrued interest-related party	(15)	15
Accrued compensation and benefits	(136)	(14)
Deferred revenue and customer prepayments	66	505
Net cash flows (used in) provided by operating activities	(4)	271

Cash flows from investing activities:

Purchases of property and equipment	(104)	(72)
Capitalized software development costs	-	(148)
Net cash flows used in investing activities	(104)	(220)

Cash flows from financing activities:
Payments on capital lease obligations	(45)	(7)
Net cash flows used in financing activities	(45)	(7)

Net (decrease) increase in cash and cash equivalents	(153)	44

Effect of exchange rate changes in cash	(6)	(52)

Cash and cash equivalents – beginning of period	1,364	893

Cash and cash equivalents – end of period	$1,205	$885

Cash paid for taxes	$16	$11
Cash paid for interest including loan fees	$38	$14

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 21, 2014.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $15 at both March 31, 2014 and December 31, 2013. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

Loss/Income Per Common Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding.

Diluted (loss) earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.

For the three months ended March 31, 2014, we excluded all options and warrants to purchase shares because the Company had a net loss and inclusion of these shares would have been anti-dilutive. For the three months ended March 31, 2013, we excluded options to purchase 1,057 shares and warrants to purchase 50 shares from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted loss or income per share is as follows:

	Three months ended March 31,
	2014	2013
Numerator:
Net (loss) income	$(400)	$16
Denominator:
Weighted average common shares outstanding - basic	16,268	16,268
Effect of dilutive stock options and warrants	-	155
Weighted average common shares outstanding - diluted	16,268	16,423
Basic (loss) earnings per common share	$(0.02)	$0.00
Diluted (loss) earnings per common share	$(0.02)	$0.00

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

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and consist of the following:

	March 31, 2014	December 31, 2013
Customer lists acquired	$784	$784
Patents and licenses	193	193
Less accumulated amortization	(592)	(531)
Total intangible assets, net	$385	$446

Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is 3 years. Amortization of intangible assets was $61 and $84 for the three months ended March 31, 2014 and 2013, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is $241, $185, $4, $2, $2 and $12, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There was no impairment for the three months ended March 31, 2014 and 2013.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance is expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. During the three months ended March 31, 2014 and 2013, the Company capitalized $0 and $148, respectively, related to software development activities.

Capitalized software development costs consist of the following as of:

	March 31, 2014	December 31, 2013
Capitalized software development costs	$746	$746
Less accumulated amortization	(398)	(353)
Total capitalized software development costs, net	$348	$393

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense was $45 and $23 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense for capitalized software costs is expected to be $181, $169 and $43 in 2014, 2015, and 2016, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended March 31, 2014 and 2013, total stock-based compensation expense was approximately $64 and $49, respectively.  As of March 31, 2014, there was approximately $565 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were no options issued during the three months ended March 31, 2014. In determining the compensation cost of the options granted during the three months ended March 31, 2013, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended March 31,
	2014	2013
Risk-free interest rate	-%	0.9%
Expected life of options granted	-	7 Yrs
Expected volatility range	-%	87.7%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended March 31, 2013 have a weighted-average grant date fair value of $0.69 per share.

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

Research and Development

Research and development expenses primarily represent costs incurred for development of maintenance and enhancements to the Company’s operating software system and include costs incurred during the preliminary project stage of development or related to training or maintenance activities. To a lesser degree, research and development expenses also consist of costs to add features to the Company’s operating software system that could make portions of the system licensable to outside third parties. Research and development expenses consist primarily of salaries and related costs of software engineers, and fees paid to third party consultants. All research and development expenses are expensed as incurred.

Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Acquisition Expenses

The Company expenses all accounting and legal fees as well as out-of pocket costs related to potential acquisitions as they are incurred. The total of such costs in the three months ended March 31, 2014 and 2013 was $23 and $0, respectively.

Reclassification of Prior Year Balances

Certain amounts related to amortization of prepaid expenses in the financial statements for the three months ended March 31, 2013 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net (loss) income or stockholders’ equity.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At March 31, 2014 and December 31, 2013, one customer accounted for approximately 18% and 22% of accounts receivable, respectively.

Sales concentration – For the three months ended March 31, 2014 and 2013, one customer accounted for 12% and 16% of net revenues, respectively.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended March 31,
	2014		2013
	Sales	Percent	Sales	Percent
United States	$4,740	77%	$3,792	69%
Asia	178	3%	299	5%
Europe	967	16%	1,074	19%
Other International	269	4%	359	7%
Total Sales	$6,154	100%	$5,524	100%

For the three months ended March 31, 2014 and 2013, no individual foreign country accounted for more than 10% of net revenues.

4.	Related Party Transactions

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

Accrued interest was $96 as of March 31, 2014 and $111 as of December 31, 2013, and is subordinated to the Credit Facility (see Note 5).  Interest expense was $15 in both three-month periods ended March 31, 2014 and 2013.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense for the three months ended March 31, 2014 and 2013 was $86 for both periods.

5.	Credit Facility

In March 2012, the Company entered into a one year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (the “Credit Facility”) with SVB which consists of a two year revolving working capital line of credit. The Credit Facility permits borrowings of up to a principal amount equal to the lesser of (a) $1,500 or (b) eighty percent (80%) of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. The Credit Facility matures on March 28, 2015. The unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the liquidity ratio is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.3% per annum on the average unused portion. There was no outstanding balance as of March 31, 2014 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB (the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $1,500, increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the credit facility as of March 31, 2014.

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

Amended and Restated 2004 Long-Term Incentive Plan

Over the past several years, shareholders have approved various modifications to the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”) so that as of March 31, 2014, 2,200 shares of the Company's common stock were reserved for the issuance of restricted stock and incentive and nonqualified stock options to directors, officers and employees of and advisors to the Company. Exercise prices are determined by the Board of Directors on the dates of grants. The Company issues new shares when stock options are exercised.

As of March 31, 2014, 1,480 options and 176 warrants in the Plan were outstanding with a weighted average exercise price of $1.27 and $2.17 per share, respectively.

7.	Income Taxes

The Company has cumulative net operating losses available to offset future income for federal and state reporting purposes of $30,186 and $3,468, respectively, as of March 31, 2014.  There are also available research and development credit carryforwards at March 31, 2014 of $709. The Company's federal and state net operating loss carryforwards expire in various calendar years from 2015 through 2030 and the tax credit carryforwards expire in calendar years 2020 through 2028. Accordingly, income tax expense recognized during the three months ended March 31, 2014 and 2013 relates solely to taxes due in foreign jurisdictions where the Company does business.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2014. All balances and valuation allowances as of December 31, 2013 were evaluated and no changes were deemed necessary as of March 31, 2014.

8.	Legal Proceedings

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report generally relate to: (i) our intent to invest in growth initiatives, including sales and marketing programs, software development, and enhancements to our translation management system; (ii) our expectation to generate positive cash flow from operations; (iii) our estimates of operating expenses; and (iv) our beliefs regarding the adequacy of our capital resources.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include:

•	our rate of growth in the global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth;

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10–K filed with the Securities and Exchange Commission on March 21, 2014.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Sajan does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and the related notes included in our Annual Report Form on 10-K filed with the SEC on March 21, 2014.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three months ended March 31, 2014.

Results of Operations - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended March 31,		% Change
Item	2014	2013	(Year Over Year)
	(in thousands)	(in thousands)
Revenues	$6,154	$5,524	11%
Operating Expenses:
Cost of Revenues	3,939	3,413	15%
Sales and Marketing	774	745	4%
Research and Development	460	172	167%
General and Administrative	1,098	949	16%
Depreciation and Amortization	241	188	28%
Other Income (Expense):
Interest	(23)	(29)	(21)%
Foreign Currency Income	1	1	0%
Income Tax Expense	20	13	54%
Net income (Loss)	$(400)	$16

Revenues

Revenues totaled $6,154,000 in the first quarter of 2014 compared to $5,524,000 in the same period in 2013, or an increase of 11%. The increase was due to several factors, including the launch of Transplicity, which occurred in late March 2013, the implementation of a strategic account management program, and new customers in the United States. As a result, domestic revenue grew by 25% year-over-year. International revenue declined by $319,000, or 18%, due principally to a 20% decline in revenue from our largest customer.

Operating Expenses

Cost of Revenues. Cost of revenues in the first quarter of 2014 increased $526,000, or 15%, compared to the same period in 2013.  For the same periods, as a percentage of revenue, cost of revenues was 64% in 2014 compared to 62% in 2013. The increase in dollars and percentage was due to hiring additional staff to service new clients added in late 2013and an increase in translator costs resulting from a change in mix of business towards higher cost languages. Translator costs can vary from quarter to quarter based on the specific language needs of our customers.

Sales and Marketing. Sales and marketing expense in the first quarter of 2014 increased $29,000, or 4% compared to the same period in 2013. For the same periods, as a percentage of revenue, sales and marketing expense was 13% in 2014 compared to 14% in 2013. The small increase in dollars and decline in percentage were due to a combination of new staff and increased travel expense offset by lower commission expense. Commissions were lower due to fewer sales personnel making their sales quotas in the first quarter of 2014 compared to the same period in 2013.

Research and Development.  Research and development expense in the first quarter of 2014 increased $288,000, or 167%, compared to the same period in 2013. For the same periods, as a percentage of revenue, research and development expense was 7% in 2014 compared to 3% in 2013. The increase in dollars and percentage are primarily due to two factors. First, there were no internal software development costs capitalized in the first quarter of 2014 compared to $148,000 in the same period in 2013. Second, we added additional development staff which resulted in higher compensation costs and hiring fees in 2014. These staff were added to accelerate enhancements to our operating system and to develop features that could make portions of our system licensable to third parties.

General and Administrative.  General and administrative expense in the first quarter of 2014 increased $149,000, or 16%, compared to the same period in 2013. For the same periods, as a percentage of revenue, general and administrative expense was 18% in 2014 compared to 17% in 2013. The increase in dollars and percentage of revenue were primarily due to increased wages and benefits relating to the addition of a Chief Financial Officer in August 2013, additional stock compensation expense, and legal expenses related to evaluating potential acquisitions.

Depreciation and Amortization.   Depreciation and amortization expense in the first quarter of 2014 increased $53,000, or 28%, compared to the same period in 2013. The increase was a result of higher fixed asset balances plus capitalized software projects (principally related to the launch of Transplicity) placed in service in 2013.

Interest Expense

Interest expense in the first quarter of 2014 decreased by $6,000 compared to the same period in 2013.   The Company had no amounts outstanding under its line of credit during the first quarter of 2014 compared to $400,000 outstanding during the same period in 2013.

Income Tax Expense

Income tax expense in the first quarter of 2014 was $20,000 compared to $13,000 in the same period in 2013. The higher taxes are due to an increase in the Company’s taxable activities in China and Brazil.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended March 31,
(in thousands)	2014	2013
Net income (loss)	$(400)	$16
Interest expense	23	29
Income taxes	20	13
Depreciation and amortization	241	188
Stock-based compensation	64	49
Adjusted EBITDA	$(52)	$295

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three months ended March 31,
(in thousands)	2014	2013
Cash flows provided (used) by :
Operating activities	$(4)	$271
Investing activities	(104)	(220)
Financing activities	(45)	(7)
Net increase (decrease) in cash	(153)	44
Effect of exchange rate changes in cash	(6)	(52)
Cash and equivalents, beginning of period	1,364	893
Cash and equivalents, end of period	$1,205	$885

Net Cash Provided by (Used in) Operating Activities

Net cash used by operating activities in the first quarter of 2014 was due to our adjusted EBITDA (see explanation of Adjusted EBITDA above) and to changes in our operating assets and liabilities. Net cash provided by operating activities in the same period in 2013 was due mainly to our net income during the period plus an increase in deferred revenue.

Net Cash Used in Investing Activities

Net cash used by investing activities in the first quarter of 2014 related to the purchase of equipment for the business. In the first quarter of 2013, $73,000 of the net cash used by investing activities related to the purchase of equipment for the business and $148,000 related to capitalized software costs.

Net Cash Used in Financing Activities

Net cash used in financing activities in the first quarters of 2014 and 2013 related to payments on our capital lease obligations.

Sources of Capital

For the three months ended March 31, 2014, our principal source of liquidity was funds generated from operations. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company has a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $1,500,000 or 80% of its aggregate outstanding domestic accounts receivable. As of March 31, 2014, the credit facility did not have an outstanding balance. The Company was in compliance with all covenants of the credit facility as of March 31, 2014.

Uses of Capital

Sajan’s primary uses of capital in the first quarter of 2014 were to fund our operations and purchases of equipment. We intend to utilize our cash and our line of credit facility to support our business, including investing in software development, ongoing sales and marketing activities both domestically and internationally, enhancement to our translation management system, and where appropriate, acquisitions of companies that may add to our operations and client base.

We believe that our cash and cash equivalents, operating cash flows, and proceeds from our credit facility will be sufficient to meet our working capital, investment in software development, and capital expenditure requirements for the foreseeable future. However, we may decide to raise additional funds through public or private financings or borrowings to accelerate the development of new products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e) and 15d-15(e)), and concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We may be subject to legal actions, proceedings and claims in the ordinary course of business. As of the date of this report management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 21, 2014.

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

Dated: May 7, 2014	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

	By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Exhibit Index

Sajan, Inc.

Quarterly Report for the Quarter Ended March 31, 2014

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on August 3, 2005, Registration No. 333-127164 {“Registration Statement”}).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2008).

3.3	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of the State of Delaware on February 25, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

3.4	Certificate of Ownership and Merger merging Sajan, Inc. into MathStar, Inc. filed with the Securities and Exchange Commission on March 3, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2010).

3.5	Certificate of Amendment to Amended Certificate of Incorporation of Sajan, Inc. filed with the Secretary of State of the State of Delaware on June 15, 2010 (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-A12G/A filed with the SEC on June 23, 2010).

3.6	Certificate of Elimination of Series A Preferred Stock, filed with the Secretary of State of the State of Delaware on April 30, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 1, 2014).

3.7	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

10.1	Sajan 2014 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

