Form 10-Q
period 2014-06-30
SAJAN INC
filed 2014-07-23
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 or

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

☐ Yes    ☒ No

As of July 23, 2014, the registrant had 4,067,014 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,578	$1,364
Accounts receivable, net of allowance	4,753	3,810
Unbilled services	1,013	1,197
Prepaid expenses and other current assets	555	431
Total current assets	7,899	6,802

Property and equipment, net	858	1,000

Other assets:
Intangible assets, net	343	446
Capitalized software development costs, net	303	393
Other assets	242	17
Total other assets	888	856

Total assets	$9,645	$8,658

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,193	2,555
Deferred revenue and customer prepayments	1,912	1,423
Accrued interest – related party	81	111
Accrued compensation and benefits	943	848
Accrued liabilities	179	195
Current portion of capital lease obligations	173	185
Total current liabilities	6,481	5,317

Commitments and contingencies

Long-term liabilities:
Capital lease obligations, net of current portion	13	93
Note payable – related party	750	750
Total long-term liabilities	763	843
Total liabilities	7,244	6,160

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,067 shares issued and outstanding	41	41
Additional paid-in capital	7,466	7,337
Accumulated deficit	(4,907)	(4,691)
Foreign currency adjustment	(199)	(189)
Total stockholders’ equity	2,401	2,498
Total liabilities and stockholders’ equity	$9,645	$8,658

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue from translation and consulting services	$7,240	$6,133	$13,394	$11,657

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	4,331	3,743	8,270	7,156
Sales and marketing	863	839	1,637	1,585
Research and development	372	214	832	385
General and administrative	1,213	949	2,311	1,897
Depreciation and amortization	238	204	479	393
Total operating expenses	7,017	5,949	13,529	11,416

Income (loss) from operations	223	184	(135)	241

Other expense:
Interest expense	21	27	44	56
Foreign currency transaction loss	4	4	3	3
Total expense, net	25	31	47	59

Income (loss) before income taxes	198	153	(182)	182

Income tax expense	14	6	34	19

Net income (loss)	$184	$147	$(216)	$163
Effect of foreign currency translation adjustments	(4)	17	(10)	(35)
Comprehensive income (loss)	$180	$164	$(226)	$128

Income (loss) per common share – basic	$0.05	$0.04	$(0.05)	$0.04
Income (loss) per common share – diluted	$0.04	$0.04	$(0.05)	$0.04
Weighted average shares outstanding – basic	4,067	4,067	4,067	4,067
Weighted average shares outstanding – diluted	4,170	4,077	4,067	4,077

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(216)	$163
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	268	165
Amortization	211	228
Stock-based compensation expense	129	100

Changes in operating assets and liabilities:
Accounts receivable	(943)	(809)
Unbilled services	184	(122)
Prepaid expenses and other current assets	(124)	(264)
Accounts payable	638	46
Deferred revenue and customer prepayments	489	754
Accrued interest-related party	(30)	30
Accrued compensation and benefits	95	171
Other	(24)	7
Net cash flows provided by operating activities	677	469

Cash flows from investing activities:

Purchases of property and equipment	(126)	(112)
Payments on long term licenses	(18)	-
Capitalized software development costs	-	(242)
Net cash flows used in investing activities	(144)	(354)

Cash flows from financing activities:
Payments of deferred financing costs	(217)	-
Payments on capital lease obligations	(92)	(30)
Net cash flows used in financing activities	(309)	(30)

Net increase in cash and cash equivalents	224	85

Effect of exchange rate changes in cash	(10)	(33)
Cash and cash equivalents – beginning of period	1,364	893

Cash and cash equivalents – end of period	$1,578	$945

Cash paid for taxes	$31	$19
Cash paid for interest including loan fees	$155	$27
Non-cash investing and financing transactions:
Purchase of property and equipment via capital lease obligation	$0	$272

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Amounts in thousands except per share data

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business / Basis of Presentation

Sajan, Inc. (the “Company” or “Sajan”), a Delaware corporation, provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, and retail industries that are selling products into global markets. The Company is located in River Falls, Wisconsin and has active, wholly-owned subsidiaries in the following countries:

•	Ireland – Sajan Software Ltd.

•	Spain – Sajan Spain S.L.A.

•	Singapore – Sajan Singapore Pte. Ltd.

•	Brazil – Sajan do Brasil Traduções Ltda.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in this report.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and which, in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at June 30, 2014 and $15 at December 31, 2013. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

Reverse Stock Split

At our 2014 Annual Meeting of Stockholders held on June 12, 2014, our stockholders approved a proposal granting our Board of Directors authority to effect a reverse stock split. On June 12, 2014 the Board approved a reverse stock split at a ratio of 1-for-4 and the reverse split was effective at 11:59 p.m. on June 16, 2014. The reverse stock split did not result in a reduction in the number of authorized shares of common stock. The accompanying financial statements and footnotes have been adjusted retroactively to reflect the reverse stock split.

Income/Loss Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.

For the three months ended June 30, 2014 and 2013 we excluded options to purchase 40 and 262 shares, respectively, and warrants to purchase 13 shares from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive. For the six months ended June 30, 2014 we excluded all options and warrants to purchase shares because the Company had a net loss and inclusion of these shares would have been anti-dilutive. For the six months ended June 30, 2013, we excluded options to purchase 262 shares and warrants to purchase 13 shares from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended June 30,
	2014	2013
Numerator:
Net income	$184	$147
Denominator:
Weighted average common shares outstanding - basic	4,067	4,067
Effect of dilutive stock options and warrants	103	10
Weighted average common shares outstanding - diluted	4,170	4,077
Basic earnings per common share	$0.05	$0.04
Diluted earnings per common share	$0.04	$0.04

	Six months ended June 30,
	2014	2013
Numerator:
Net (loss) income	$(216)	$163
Denominator:
Weighted average common shares outstanding - basic	4,067	4,067
Effect of dilutive stock options and warrants	0	10
Weighted average common shares outstanding - diluted	4,067	4,077
Basic (loss) earnings per common share	$(0.05)	$0.04
Diluted (loss) earnings per common share	$(0.05)	$0.04

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

Deferred Financing Costs

Deferred financing costs of $217 are included in other long-term assets and represent investment banking fees, legal and accounting fees in connection with the Company’s filing of a Registration Statement on Form S-1 with the SEC relating to a proposed sale of the Company’s common stock to the public. These fees will be shown as an offset to the net proceeds of such offering if the offering closes or written off if the offering is not successful.

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and consist of the following:

	June 30, 2014	December 31, 2013
Customer lists acquired	$784	$784
Patents and licenses	211	193
Less accumulated amortization	(652)	(531)
Total intangible assets, net	$343	$446

Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is 2 years. Amortization of intangible assets was $60 and $84 for the three month periods ended June 30, 2014 and 2013, respectively, and $121 and $168 for the six month periods ended June 30, 2014 and 2013, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is $241, $203, $4, $2, $2 and $12, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There was no impairment for the three and six months ended June 30, 2014 and 2013.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company did not capitalize any software development costs in either of the three or six months ended June 30, 2014. During the three and six months ended June 30, 2013, the Company capitalized $94 and $242, respectively, related to software development activities.

Capitalized software development costs consist of the following as of:

	June 30, 2014	December 31, 2013
Capitalized software development costs	$543	$746
Less accumulated amortization	(240)	(353)
Total capitalized software development costs, net	$303	$393

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. In the six months ended June 30, 2014, $203 of fully amortized capitalized development costs were written off due to the software no longer being in use. Capitalized software amortization expense was $45 and $39 for the three months ended June 30, 2014 and 2013, respectively, and $90 and $62 for the six months ended June 30, 2014 and 2013, respectively. Amortization expense for capitalized software costs is expected to be $181, $169 and $43 in 2014, 2015, and 2016, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense was $65 and $51 for the three months ended June 30, 2014 and 2013, respectively, and $129 and $100 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, there was approximately $607 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were 7,500 options issued during the three and six months ended June 30, 2014. There were 3,750 and 78,750 options issued during the three and six months ended June 30, 2013, respectively. In determining the compensation cost of the options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended June 30,
	2014	2013
Risk-free interest rate	1.6%	0.8%
Expected life of options granted	7 Yrs.	7 Yrs.
Expected volatility range	91.6%	86.1%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended June 30, 2014 and 2013 have a weighted-average grant date fair value of $4.66 and $2.40 per share, respectively.

	Six months ended June 30,
	2014	2013
Risk-free interest rate	1.6%	0.9%
Expected life of options granted	7 Yrs.	7 Yrs.
Expected volatility range	91.6%	87.6%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the six months ended June 30, 2014 and 2013 have a weighted-average grant date fair value of $4.66 and $2.72 per share, respectively.

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

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Reclassification of Prior Year Balances

Certain amounts related to amortization of prepaid expenses in the financial statements for the three and six months ended June 30, 2013 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income (loss) or stockholders’ equity.

New Accounting Pronouncements

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At June 30, 2014, two customers accounted for approximately 17% and 11% and at December 31, 2013, one customer accounted for 22% of accounts receivable.

Sales concentration – For the three months ended June 30, 2014 and 2013, one customer accounted for 15% and 18% of net revenues, respectively. For the six months ended June 30, 2014 and 2013, the same customer accounted for 14% and 17% of net revenues, respectively.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended June 30,
	2014		2013
	Sales	Percent	Sales	Percent
United States	$5,057	70%	$3,965	65%
Asia	328	4%	364	6%
Europe	1,513	21%	1,491	24%
Other International	342	5%	313	5%
Total Sales	$7,240	100%	$6,133	100%

	Six Months Ended June 30,
	2014		2013
	Sales	Percent	Sales	Percent
United States	$9,798	73%	$7,757	67%
Asia	517	4%	663	6%
Europe	2,587	19%	2,588	22%
Other International	492	4%	649	6%
Total Sales	$13,394	100%	$11,657	100%

For the six months ended June 30, 2013, one foreign country, Spain, accounted for 10% of net revenues. For all other periods presented no single foreign country accounted for 10% or more of net revenues.

4.	Related Party Transactions

Note Payable

Note payable and accrued interest are payable to Shannon and Angela Zimmerman, each of whom is an executive officer and director of the Company, and a beneficial owner of the Company's outstanding voting common stock. The note was originally issued in February 2010 and had a one year term. The note has been amended and extended several times, the most recent being March 21, 2013. The note has a maturity date of August 23, 2015, and carries an interest rate of 8%. No payments of the principal balances are allowed while there are amounts outstanding under the Company’s line of credit with Silicon Valley Bank (see Note 5).

Accrued interest was $81 as of June 30, 2014 and $111 as of December 31, 2013, and is subordinated to the Credit Facility (see Note 5).  Interest expense was $15 in both three-month periods ended June 30, 2014 and 2013 and $30 in both six-month periods ended June 30, 2014 and 2013.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $86 in both three-month periods ended June 30, 2014 and 2013 and $172 in both six-month periods ended June 30, 2014 and 2013.

5.	Credit Facility

In March 2012, the Company entered into a one year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (the “Credit Facility”) with SVB which consists of a two year revolving working capital line of credit. The Credit Facility permits borrowings of up to a principal amount equal to the lesser of (a) $1,500 or (b) eighty percent (80%) of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. The Credit Facility matures on March 28, 2015. The unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the liquidity ratio is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.3% per annum on the average unused portion. There was no outstanding balance as of June 30, 2014 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB (the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $1,500, increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the credit facility as of June 30, 2014.

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

2014 Equity Incentive Plan

On June 12, 2014 our stockholders approved the 2014 Equity Incentive Plan as a replacement for the 2004 Amended and Restated Long Term Incentive Plan. This plan allows our Board of Directors, or a committee of the Board, to grant awards to our employees (including our named executive officers), directors, or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were reserved for issuance under this plan. As of June 30, 2014 there are 367 shares of Company common stock reserved for issuance under the 2014 Equity Incentive Plan. As of June 12, 2014, there will be no further grants of equity awards under the 2004 Amended and Restated Long Term Incentive Plan.

As of June 30, 2014, there were a total of 378 options outstanding with a weighted average exercise price of $5.09 per share. Additionally there were 44 warrants outstanding with a weighted average exercise price of $36.38 per share.

7.	Income Taxes

The Company has cumulative net operating losses available to offset future income for federal and state reporting purposes of $30,186 and $3,468, respectively, as of June 30, 2014.  There are also available research and development credit carry forwards at June 30, 2014 of $709. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2015 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028. Accordingly, income tax expense recognized during the three months and six months ended June 30, 2014 and 2013 relates solely to taxes due in foreign jurisdictions where the Company does business.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2014. All balances and valuation allowances as of December 31, 2013 were evaluated and no changes were deemed necessary as of June 30, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report generally relate to: (i) our intent to invest in growth initiatives, including sales and marketing programs and enhancements to our translation management system; (ii) our expectations regarding the flow of business from our existing customers; (iii) our beliefs regarding the strength of our business model; (iv) our beliefs regarding the demand for translation services and the industry in general; (v) our expectation to generate positive cash flow from operations; (vi) our estimates of operating expenses; and (vii) our beliefs regarding the adequacy of our capital resources and our proposed offering of common stock.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include:

•	our rate of growth in the global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth, including our ability to successfully complete our proposed offering of common stock;

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 21, 2014.

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

General Overview

Sajan, Inc. (the “Company” or “Sajan”), a Delaware corporation, provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, and retail industries that are selling products into global markets. The Company is located in River Falls, Wisconsin and has active, wholly-owned subsidiaries in the following countries:

•	Ireland – Sajan Software Ltd.

•	Spain – Sajan Spain S.L.A.

•	Singapore – Sajan Singapore Pte. Ltd.

•	Brazil – Sajan do Brasil Traduções Ltda.

Customers who purchase translation services from us need completely accurate, high-quality translation for materials that are critically important to their businesses, such as instruction manuals, training materials, marketing programs, legal documents and websites. We provide these translation services in a fast, cost-effective manner through the use of our proprietary technology, Transplicity, as well as our network of outside translators and our internal staff, who manage the project to ensure all our customer deliverables are met.

Our customer base consists principally of large multi-national companies, but also includes smaller organizations that need high quality translation done in a timely and cost effective manner. We generally expect to receive ongoing business from established customers due to the increasing benefits that Transplicity and our business model afford as we continue to service a particular customer. The flow of such projects, however, can be unpredictable. Therefore our strategy has been a combination of enhancing and nurturing current customer relationships, and aggressively seeking new customer opportunities. We believe that demand for language translation services is growing and that we are positioned to capitalize on the highly-fragmented industry by leveraging technological solutions and pursuing strategic acquisition opportunities. Our success will be dependent upon maintaining a high level of customer satisfaction and a strong reputation, as well as achieving the benefits that we expect our business model to afford.

We believe that the launch of Transplicity as our translation technology platform in March of 2013 has differentiated us from our competitors and has given us the opportunity to greatly expand our customer base. It drove our revenue growth during the 2013 and has continued to do so in the first two quarters of 2014. It has fueled a more aggressive sales strategy which has included the implementation of a strategic account management program, restructured incentive plans for sales personnel, additions to staff, and expanded international sales efforts. Our focus in the future will be to continue to drive revenue growth by enhancing the capabilities of Transplicity and further investing in sales and marketing activities. As a result of these efforts our revenues in the second quarter 2014 were the largest in the Company’s history and grew 18% over the same period in 2013.

From an operations standpoint, cost of revenues primarily consists of payments to outside translators. These costs can vary widely from quarter to quarter based on the type of project, the languages being translated, and the needs of our customers. Also included in our cost of revenues is the salary and benefits we pay to our operations staff. These costs tend to be more stable because our technology enables us to maintain a relatively consistent number of employees as revenue increases. However, we assess staffing on a regular basis and may hire additional staff in the future if customer and project demands necessitate doing so.

We intend to continue to invest in Transplicity and other technologies in the foreseeable future to make our service offering more attractive to our customers, drive continued revenue growth, make our operations more efficient and, ultimately, improve profitability. These investments will result in increased research and development expense both in dollars and as a percentage of revenue in 2014. We believe that the cash we generate from operations and the availability of funds through our $1.5 million line of credit are adequate to fund these additional investments.

Discussion of Critical Accounting Policies and Estimates

Discussion of the financial condition and results of our operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the consolidated financial statements.

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three or six months ended June 30, 2014.

Results of Operations - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended June 30,		% Change
Item	2014	2013	(Year Over Year)
	(in thousands)	(in thousands)
Revenues	$7,240	$6,133	18%
Operating Expenses:
Cost of Revenues	4,331	3,743	16%
Sales and Marketing	863	839	3%
Research and Development	372	214	74%
General and Administrative	1,213	949	28%
Depreciation and Amortization	238	204	17%
Other Expense:
Interest	21	27	(22)%
Foreign Currency	4	4	0%
Income Tax Expense	14	6	133%
Net Income	$184	$147	25%

Revenues

Revenues totaled $7,240,000 in the second quarter of 2014 compared to $6,133,000 in the same period in 2013, an increase of 18%. The increase was due to several factors, including the continued acceptance of Transplicity which was launched in late March 2013, the implementation of a strategic account management program, and new customers in the United States. Revenue from international customers was approximately the same in the second quarter of 2014 compared to the same period in 2013. This was mainly a result of revenues from our largest customer, IBM, totaling $1,084,000 in the second quarter of 2014 compared to $1,094,000 in the same period in 2013. In the first quarter of 2014, we experienced a 20% decline in revenue from IBM compared to the first quarter of 2013. At that time we stated that the decline was in accordance with our expectations and that we believed that revenues from IBM for the remaining three quarters of 2014 would be similar to the comparable periods of 2013. This was in fact the case in the second quarter of 2014 and we expect revenue from IBM for the last two quarters of 2014 to be similar to the last two quarters of 2013.

Operating Expenses

Cost of Revenues. Cost of revenues in the second quarter of 2014 increased $588,000, or 16%, compared to the same period in 2013.  The increase was due to hiring additional staff to service new clients added in late 2013 and an increase in translator costs resulting from the 18% increase in revenue. Translator costs can vary from quarter to quarter based on the specific language needs of our customers. Cost of revenues were 60% of revenue in the second quarter of 2014 compared to 61% in the same period in 2013. The improvement was due to not having to hire staff at the same rate as our 18% growth in revenue. This operating efficiency is a result of our continued technology investments in Transplicity.

Sales and Marketing. Sales and marketing expense in the second quarter of 2014 increased $24,000, or 3%, compared to the same period in 2013. For the same periods, as a percentage of revenue, sales and marketing expense was 12% in 2014 compared to 14% in 2013. The increase in dollars was due principally to higher compensation costs. The decrease in percentage was due to modifications to commission plans which included higher revenue quotas for sales personnel.

Research and Development.  Research and development expense in the second quarter of 2014 increased $158,000, or 74%, compared to the same period in 2013. For the same periods, as a percentage of revenue, research and development expense was 5% in 2014 compared to 3% in 2013. The increase in dollars and percentage was primarily due to two factors. First, there were no internal software development costs capitalized in the second quarter of 2014 compared to $94,000 in the same period in 2013. Second, we added additional development staff which resulted in higher compensation costs in 2014. This staff was added to accelerate enhancements to our operating system and to develop features that could make portions of our system licensable to third parties.

General and Administrative.  General and administrative expense in the second quarter of 2014 increased $264,000, or 28%, compared to the same period in 2013. For the same periods, as a percentage of revenue, general and administrative expense was 17% in 2014 compared to 15% in 2013. The principal reason for the increase in dollars and percentage of revenue was due to incentive compensation of $151,000 being earned under the Company’s Short-Term Incentive Plan. The Short-Term Incentive Plan was adopted by the board at the beginning of 2014 and rewards all eligible employees when the Company exceeds its pre-determined quarterly financial targets. The remaining increase in dollars was primarily due to increased wages and benefits relating to the addition of personnel, including a Chief Financial Officer in August 2013, and additional stock compensation expense.

Depreciation and Amortization.   Depreciation and amortization expense in the second quarter of 2014 increased $34,000, or 17%, compared to the same period in 2013. The increase was a result of higher fixed asset balances.

Interest Expense

Interest expense in the second quarter of 2014 decreased by $6,000 compared to the same period in 2013.   The decrease was due to the Company having no amounts outstanding under its line of credit during the second quarter of 2014 compared to $400,000 outstanding during the same period in 2013.

Income Tax Expense

Income tax expense in the second quarter of 2014 increased by $8,000 compared to the same period in 2013. The higher taxes are due to an increase in the Company’s taxable activities in China.

Results of Operations - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The major components of revenues, cost of revenue, operating expenses and other income (expense) are discussed below.

	Six Months Ended June 30,		% Change
Item	2014	2013	(Year Over Year)
	(in thousands)	(in thousands)
Revenues	$13,394	$11,657	15%
Operating Expenses:
Cost of Revenues	8,270	7,156	16%
Sales and Marketing	1,637	1,585	3%
Research and Development	832	385	116%
General and Administrative	2,311	1,897	22%
Depreciation and Amortization	479	393	22%
Other Expense:
Interest	44	56	(21)%
Foreign Currency	3	3	0%
Income Tax Expense	34	19	79%
Net (Loss) Income	$(216)	$163

Revenues

Revenues totaled $13,394,000 in the first six months of 2014 compared to $11,657,000 in the same period in 2013, an increase of 15%. The increase was due to several factors, including the continued acceptance of Transplicity, which was launched in late March 2013, the implementation of a strategic account management program, and new customers in the United States. Offsetting these increases was an 8% decline in international revenue during the first six months of 2014 compared to the same period in 2013. The decrease was due principally to a 10% decline in revenue from our largest customer, IBM. Substantially all of this decline occurred in the first quarter of 2014, and second quarter 2014 revenue from IBM was comparable to the same period a year ago. We expect that revenues from IBM for the last two quarters of 2014 will be similar to the last two quarters of 2013.

Operating Expenses

Cost of Revenues. Cost of revenues in the first six months of 2014 increased $1,114,000, or 16%, compared to the same period in 2013.   For the same periods, as a percentage of revenue, cost of revenues was 62% in 2014 compared to 61% in 2013. The increase in dollars and percentage was due to hiring additional staff in the first quarter to service new clients added in late 2013 and to the 15% increase in revenue. Translator costs can vary from period to period based on the specific language needs of our customers.

Sales and Marketing. Sales and marketing expense in the first six months of 2014 increased $52,000, or 3%, compared to the same period in 2013. For the same periods, as a percentage of revenue, sales and marketing expense was 12% in 2014 compared to 14% in 2013. The increase in dollars was due principally to higher compensation costs. The decrease in percentage was due to modifications in the commission plans which included higher revenue quotas for sales personnel.

Research and Development.  Research and development expense in the first six months of 2014 increased $447,000, or 116%, compared to the same period in 2013. For the same periods, as a percentage of revenue, research and development expense was 6% in 2014 compared to 3% in 2013. The increase in dollars and percentage are primarily due to two factors. First, there were no internal software development costs capitalized in the first six months of 2014 compared to $242,000 in the same period in 2013. Second, we added additional development staff, which resulted in higher compensation costs and hiring fees in 2014. This staff was added to accelerate enhancements to our operating system and to develop features that could make portions of our system licensable to third parties.

General and Administrative.  General and administrative expense in the first six months of 2014 increased $414,000, or 22%, compared to the same period in 2013. For the same periods, as a percentage of revenue, general and administrative expense was 17% in 2014 compared to 16% in 2013. The principal reason for the increase in dollars and percentage of revenue was due to incentive compensation of $151,000 being earned in the second quarter under the Company’s Short-Term Incentive Plan. The Short-Term Incentive Plan was adopted by the board at the beginning of 2014 and rewards all eligible employees when the Company exceeds its pre-determined quarterly financial targets. The remaining increase in dollars were primarily due to increased wages and benefits relating to the addition of personnel, including a Chief Financial Officer in August 2013, additional stock compensation expense and legal expenses related to evaluating potential acquisitions.

Depreciation and Amortization.   Depreciation and amortization expense in the first six months of 2014 increased $86,000, or 22%, compared to the same period in 2013. The increase was a result of higher fixed asset balances plus capitalized software projects (principally related to the launch of Transplicity) placed in service in 2013.

Interest Expense

Interest expense in the first six months of 2014 decreased by $12,000 compared to the same period in 2013.   The decrease was due to the Company having no amounts outstanding under its line of credit during the first six months of 2014 compared to $400,000 outstanding during the first six months of 2013.

Income Tax Expense

Income tax expense in the first half of 2014 increased by $15,000 compared to the same period in 2013. The higher taxes are due to an increase in the Company’s taxable activities in China.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income (loss)	$184	$147	$(216)	$163
Interest expense	21	27	44	56
Income taxes	14	6	34	19
Depreciation and amortization	238	204	479	393
Stock-based compensation	65	51	129	100
Adjusted EBITDA	$522	$435	$470	$731

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six months ended June 30,
	2014	2013
Cash flows provided by (used in) :
Operating activities	$677	$469
Investing activities	(144)	(354)
Financing activities	(309)	(30)
Net increase in cash	224	85
Effect of exchange rate changes in cash	(10)	(33)
Cash and equivalents, beginning of period	1,364	893
Cash and equivalents, end of period	$1,578	$945

Net Cash Provided by Operating Activities

Net cash generated in the first half of 2014 and 2013 was due to our Adjusted EBITDA (see explanation of Adjusted EBITDA above) and to changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2014 related to the purchase of equipment for the business. In the first six months of 2013, $112,000 of the net cash used in investing activities related to the purchase of equipment for the business and $242,000 related to capitalized software costs.

Net Cash Used in Financing Activities

Net cash used in financing activities in the first six months of 2014 consisted of $217,000 of deferred financing costs in conjunction with the filing of a registration statement on Form S-1 and principal payments on our capital lease obligations of $92,000. In May 2014 we filed a Form S-1 for the purpose of raising up to $11,500,000 in a sale of our common stock in a public offering, although there are no assurances that the offering will be successful. (See Uses of Capital below). Net cash used in financing activities in the first six months of 2013 related solely to payments on our capital lease obligations.

Sources of Capital

For the first six months of 2014, our principal source of liquidity was funds generated from the operations of the business, as noted above. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company has a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $1,500,000 or 80% of its aggregate outstanding domestic accounts receivable. As of June 30, 2014, the credit facility did not have an outstanding balance. The Company was in compliance with all covenants of the credit facility as of June 30, 2014.

Uses of Capital

Sajan’s primary uses of capital in the first six months of 2014 were to fund our operations and working capital needs and to make investments in equipment and software development projects. We intend to utilize our cash generated from operations, and our line of credit facility to support our business, including investing in software development, ongoing sales and marketing activities both domestically and internationally, enhancing our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We have no current understandings, commitments or arrangements in place for such acquisitions.

We believe that our existing capital resources, including cash and cash equivalents, operating cash flows, and the availability of cash under our $1,500,000 line of credit facility, will be sufficient to meet our working capital, investment in software development, and capital expenditure requirements for at least the next 12 months. However, as noted above, we have filed a registration statement on Form S-1 for the purpose of raising up to $11,500,000 through sales of our common stock in a public offering. The proceeds of such funds, if obtained, will be used to accelerate the development of new products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies.

Additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders or we may be subject to covenants that restrict how we conduct our business. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e) and 15d-15(e)), and concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2014 there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We may be subject to legal actions, proceedings and claims in the ordinary course of business. As of the date of this report management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 21, 2014.

Risks Related to our Business and Industry

If our solutions are not accepted by the market, our business will not grow and we will not be profitable.

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Competitors’ solutions may in the future perform better or faster, offer better features, or be offered at lower prices than our solutions, including Transplicity, our translation management system, or embody new technologies, which could render our existing solutions obsolete or less attractive to customers. In addition, our competitors have existing relationships with many of the companies that are in our target market. These existing relationships will make it difficult for us to convince such prospective customers to choose our solutions, even if our solutions are competitive with or superior to those of our competitors. In addition, our proposed technology solution approaches translation from a subscription software model, rather than a services model, which is a model that potential customers have not been receptive to in the past and may not be receptive to in the future. If our solutions do not gain broad market acceptance and maintain that acceptance, our business, results of operations and financial condition will be adversely affected.

Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls. In addition, any updates to our finance and accounting systems, procedures and controls, which may be required as a result of our ongoing analysis of internal controls, or results of testing by our independent auditor, may require significant time and expense. As a company with limited accounting resources, a significant amount of management’s time and attention has been and will continue to be diverted from our business to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

Management works to continuously monitor and improve its internal controls over financial reporting. Although we have never had a significant deficiency or material weakness, in the event significant deficiencies or material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the Nasdaq Capital Market or NYSE MKT, which would severely limit the liquidity of our common stock.

Risks Related to Ownership of Our Common Stock

We may be unable to cause our securities to be listed on the Nasdaq Capital Market or NYSE MKT, which could limit investors’ ability to make transactions in our securities and subject stockholders to additional trading restrictions.

We intend to continue to be quoted on the OTCQB Marketplace until such time we satisfy the relevant listing requirements to have our common stock listed on the Nasdaq Capital Market or NYSE MKT. However, there can be no assurance we will ever be able to meet the Nasdaq Capital Market or NYSE MKT initial listing requirements or that, once our common stock is listed on the Nasdaq Capital Market or NYSE MKT, we will meet the continued listing requirements. If we do not meet such requirements, our securities may continue to be quoted on the OTCQB Marketplace indefinitely or may be quoted on the OTCQB Marketplace after listing on the Nasdaq Capital Market or NYSE MKT.

If we are unable to cause our securities to be listed on the Nasdaq Capital Market or NYSE MKT or maintain such listing, we and our stockholders could face significant material adverse consequences, including:

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

Risks Associated with Our Reverse Stock Split

There are risks associated with the 1-for-4 Reverse Stock Split that we effected on June 16, 2014.

On June 16, 2014 we effected a 1-for-4 Reverse Stock Split. As a result of the Reverse Stock Split we will be subject to certain risks, including the following:

●	We have additional authorized shares of common stock, with each share reflecting a greater ownership interest of the company, that the Board could issue in the future without stockholder approval, and such additional shares could be issued, among other purposes, in financing transactions or to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders. This could have an anti-takeover effect, in that additional shares could be issued, within the limits imposed by applicable law, in one or more transactions that could make a change in control or takeover of us more difficult.

●	There can be no assurance that the Reverse Stock Split will achieve the benefits that we hope it will achieve, namely increasing the market price of our common stock in order to comply with the minimum bid price requirements of stock exchange listing rules. The total market capitalization of our common stock and the Company in the period after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split.

We cannot assure you that we will be able to continue to comply with the minimum bid price requirement of the Nasdaq Capital Market or NYSE MKT.

The Reverse Stock Split was intended, among other reasons, to allow us to achieve the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of the Nasdaq Capital Market or NYSE MKT, whichever exchange on which we list our common stock. Although our stock price as of July 23, 2014 meets such minimum bid price requirements, there is no guarantee that the price of our common stock will stay above the minimum requirements for the time period required by the Nasdaq Capital Market or the NYSE MKT.

Further, there can be no assurance that the market price of our common stock will remain at the level required for continuing compliance with the minimum price requirements. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines, the percentage decline may be greater than would have occurred in the absence of the Reverse Stock Split. If the market price of our common were to experience such a decline, or if other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, adversely affect the market price of our common stock, that may jeopardize our ability to meet or maintain the minimum bid price requirement of whichever exchange on which our common stock is listed.

Even if the market price of our common stock continues to meet the minimum bid price requirements, there can be no assurance that we will be able to comply with other continued listing standards of the Nasdaq Capital Market or NYSE MKT.

Even if the market price of our common stock continues at a level that allows us to comply with the minimum bid price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to maintain a listing of our common stock on the Nasdaq Capital Market or NYSE MKT. Our failure to meet these requirements may result in our common stock being delisted from such exchange, irrespective of our compliance with the applicable minimum bid price requirement. In addition to specific listing and maintenance standards, the Nasdaq Capital Market and NYSE MKT have broad discretionary authority over the initial and continued listing of securities, which such exchange could exercise with respect to the listing of our common stock.

The liquidity of the shares of our common stock may be decreased as a result of the Reverse Stock Split.

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are now outstanding, especially if the market price of our common stock does not increase as a result of the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that our increased share price following the Reverse Stock Split will actually attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

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

Dated: July 23, 2014	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer, President, and Chief Financial Officer

	By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Exhibit Index

Sajan, Inc.

Quarterly Report for the period ended June 30, 2014

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company, as amended through June 16, 2014 (filed herewith).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed by MathStar, Inc. with the SEC on August 3, 2005, File No. 333-127164).

4.1	Form of common stock certificate of the Company (filed herewith).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

10.1	Sajan, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.2	Sajan, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.3	Sajan, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.4	Sajan, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.5	Sajan, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

