Form 10-Q
period 2014-09-30
SAJAN INC
filed 2014-11-06
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 or

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

☐ Yes    ☒ No

As of October 31, 2014, the registrant had 4,773,189 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,909	$1,364
Accounts receivable, net of allowance	3,810	3,810
Unbilled services	1,217	1,197
Prepaid expenses and other current assets	547	431
Total current assets	10,483	6,802

Property and equipment, net	742	1,000

Other assets:
Intangible assets, net	301	446
Capitalized software development costs, net	258	393
Other assets	23	17
Total other assets	582	856

Total assets	$11,807	$8,658

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,903	2,555
Deferred revenue and customer prepayments	1,505	1,423
Accrued interest – related party	66	111
Accrued compensation and benefits	1,040	848
Accrued liabilities	163	195
Current portion of capital lease obligations	140	185
Total current liabilities	5,817	5,317

Commitments and contingencies

Long-term liabilities:
Capital lease obligations, net of current portion	-	93
Note payable – related party	750	750
Total long-term liabilities	750	843
Total liabilities	6,567	6,160

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,773 shares issued and outstanding	48	41
Additional paid-in capital	10,236	7,337
Accumulated deficit	(4,806)	(4,691)
Foreign currency adjustment	(238)	(189)
Total stockholders’ equity	5,240	2,498
Total liabilities and stockholders’ equity	$11,807	$8,658

  See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue from translation and consulting services	$7,340	$5,720	$20,734	$17,377

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	4,354	3,525	12,624	10,681
Sales and marketing	884	830	2,521	2,415
Research and development	382	297	1,214	683
General and administrative	1,348	992	3,659	2,893
Depreciation and amortization	247	203	726	596
Total operating expenses	7,215	5,847	20,744	17,268

Income (loss) from operations	125	(127)	(10)	109

Other (income) expense:
Interest expense	20	27	64	83
Foreign currency transaction loss (gain)	(1)	3	2	1
Total expense, net	19	30	66	84

Income (loss) before income taxes	106	(157)	(76)	25

Income tax expense	5	6	39	25

Net income (loss)	$101	$(163)	$(115)	$-
Effect of foreign currency translation adjustments	(21)	35	(31)	-
Comprehensive income (loss)	$80	$(128)	$(146)	$-

Income (loss) per common share – basic	$0.02	$(0.04)	$(0.03)	$0.00
Income (loss) per common share – diluted	$0.02	$(0.04)	$(0.03)	$0.00
Weighted average shares outstanding – basic	4,216	4,067	4,117	4,067
Weighted average shares outstanding – diluted	4,297	4,067	4,117	4,067

 See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(115)	$(0)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	410	246
Amortization	316	350
Stock-based compensation expense	205	170

Changes in operating assets and liabilities:
Accounts receivable	-	(418)
Unbilled services	(20)	(84)
Prepaid expenses and other current assets	(125)	53
Accounts payable	348	(141)
Deferred revenue and customer prepayments	82	1,012
Accrued interest-related party	(45)	15
Accrued compensation and benefits	192	204
Other	(6)	(66)
Net cash flows provided by operating activities	1,242	1,341

Cash flows from investing activities:

Purchases of property and equipment	(175)	(136)
Payments on long term licenses	(36)	(107)
Capitalized software development costs	-	(242)
Net cash flows used in investing activities	(211)	(485)

Cash flows from financing activities:
Net proceeds from issuance of stock	2,701	-
Payments on line of credit	-	(200)
Payments on capital lease obligations	(138)	(71)
Net cash flows provided by (used in) financing activities	2,563	(271)

Net increase in cash and cash equivalents	3,594	585

Effect of exchange rate changes in cash	(49)	1
Cash and cash equivalents – beginning of period	1,364	893

Cash and cash equivalents – end of period	$4,909	$1,479

Cash paid for taxes	$31	$35
Cash paid for interest including loan fees	$109	$68
Non-cash investing and financing transactions:
Purchase of property and equipment via capital lease obligation	$0	$272

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in this report.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and which, in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the consolidated financial statements not misleading.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at September 30, 2014 and $15 at December 31, 2013. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

For the three months ended September 30, 2014 and 2013 we excluded options to purchase 54 and 384 shares, respectively, and warrants to purchase 13 and 44, respectively, shares from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013 we excluded all options and warrants to purchase shares because the Company had a net loss and inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended September 30,
	2014	2013
Numerator:
Net income (loss)	$101	$(163)
Denominator:
Weighted average common shares outstanding - basic	4,216	4,067
Effect of dilutive stock options and warrants	81	-
Weighted average common shares outstanding - diluted	4,297	4,067
Basic earnings (loss) per common share	$0.02	$(0.04)
Diluted earnings (loss) per common share	$0.02	$(0.04)

	Nine months ended September 30,
	2014	2013
Numerator:
Net loss	$(115)	$(0)
Denominator:
Weighted average common shares outstanding - basic	4,117	4,067
Effect of dilutive stock options and warrants	-	-
Weighted average common shares outstanding - diluted	4,117	4,067
Basic loss per common share	$(0.03)	$(0.00)
Diluted loss per common share	$(0.03)	$(0.00)

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

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and consist of the following:

	September 30, 2014	December 31, 2013
Customer lists acquired	$784	$784
Patents and licenses	229	193
Less accumulated amortization	(712)	(531)
Total intangible assets, net	$301	$446

Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is 2 years. Amortization of intangible assets was $60 and $84 for the three-month periods ended September 30, 2014 and 2013, respectively, and $181 and $168 for the nine-month periods ended September 30, 2014 and 2013, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is $241, $221, $4, $2, $2 and $12, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There was no impairment for the three and nine months ended September 30, 2014 and 2013.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company did not capitalize any software development costs in either of the three or nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Company capitalized $0 and $242, respectively, related to software development activities.

Capitalized software development costs consist of the following as of:

	September 30, 2014	December 31, 2013
Capitalized software development costs	$543	$746
Less accumulated amortization	(285)	(353)
Total capitalized software development costs, net	$258	$393

When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. In the nine months ended September 30, 2014, $203 of fully amortized capitalized development costs were written off due to the software no longer being in use. Capitalized software amortization expense was $45 and $43 for the three months ended September 30, 2014 and 2013, respectively, and $135 and $105 for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense for capitalized software costs is expected to be $181, $169 and $43 in 2014, 2015, and 2016, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense was $76 and $70 for the three months ended September 30, 2014 and 2013, respectively, and $205 and $170 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was approximately $648 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were 52 and 59 options issued during the three and nine months ended September 30, 2014. There were 102 and 181 options issued during the three and nine months ended September 30, 2013, respectively. In determining the compensation cost of the options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended September 30,
	2014	2013
Risk-free interest rate	1.6%	1.4%
Expected life of options granted	7 Yrs.	7 Yrs.
Expected volatility range	91.5%	89.0%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended September 30, 2014 and 2013 have a weighted-average grant date fair value of $3.90 and $3.96 per share, respectively.

	Nine months ended September 30,
	2014	2013
Risk-free interest rate	1.4%	1.2%
Expected life of options granted	6 Yrs.	7 Yrs.
Expected volatility range	79.9%	88.4%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the nine months ended September 30, 2014 and 2013 have a weighted-average grant date fair value of $4.00 and $3.44 per share, respectively.

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

Reclassification of Prior Year Balances

Certain amounts related to amortization of prepaid expenses in the financial statements for the three and nine months ended September 30, 2013 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income (loss) or stockholders’ equity.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At September 30, 2014, one customer accounted for 18% and at December 31, 2013, one customer accounted for 22% of accounts receivable.

Sales concentration – For the three months ended September 30, 2014, no customers accounted for over 10% and for the three months ended September 30, 2013, one customer, IBM, accounted for 15% of net revenues. For the nine months ended September 30, 2014 and 2013, IBM accounted for 12% and 17% of net revenues, respectively.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended September 30,
	2014		2013
	Sales	Percent	Sales	Percent
United States	$5,359	73%	$4,116	72%
Asia	246	3%	275	5%
Europe	1,490	20%	1,257	22%
Other International	244	4%	72	1%
Total Sales	$7,340	100%	$5,720	100%

	Nine months Ended September 30,
	2014		2013
	Sales	Percent	Sales	Percent
United States	$15,157	73%	$11,873	68%
Asia	763	4%	938	5%
Europe	4,077	20%	3,846	22%
Other International	737	3%	720	5%
Total Sales	$20,734	100%	$17,377	100%

For the three and nine months ended September 30, 2014, no single foreign country accounted for 10% or more of net revenues. For the three and nine months ended September 30, 2013, one foreign country, Spain, accounted for 11% and 10% of net revenues, respectively.

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

Accrued interest was $66 as of September 30, 2014 and $111 as of December 31, 2013, and is subordinated to the Credit Facility (see Note 5).  Interest expense was $15 in both three-month periods ended September 30, 2014 and 2013 and $45 in both nine-month periods ended September 30, 2014 and 2013.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $86 in both three-month periods ended September 30, 2014 and 2013 and $258 in both nine-month periods ended September 30, 2014 and 2013.

5.	Credit Facility

In March 2012, the Company entered into a one year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (the “Credit Facility”) with SVB which consists of a two year revolving working capital line of credit. The Credit Facility permits borrowings of up to a principal amount equal to the lesser of (a) $1,500 or (b) eighty percent (80%) of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. The Credit Facility matures on March 28, 2015. Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the liquidity ratio is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.3% per annum on the average unused portion. There was no outstanding balance as of September 30, 2014 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB (the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $1,500, increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the credit facility as of September 30, 2014.

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

2014 Equity Incentive Plan

On June 12, 2014 our stockholders approved the 2014 Equity Incentive Plan as a replacement for the 2004 Amended and Restated Long Term Incentive Plan. This plan allows our Board of Directors, or a committee of the Board, to grant awards to our employees (including our named executive officers), directors, or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were reserved for issuance under this plan. As of September 30, 2014 there are 316 shares of Company common stock reserved for issuance under the 2014 Equity Incentive Plan. As of June 12, 2014, there will be no further grants of equity awards under the 2004 Amended and Restated Long Term Incentive Plan.

As of September 30, 2014, there were a total of 414 options outstanding with a weighted average exercise price of $5.15 per share. Additionally there were 34 warrants outstanding with a weighted average exercise price of $46.73 per share.

7.	Income Taxes

The Company has cumulative net operating losses available to offset future income for federal and state reporting purposes of $30,169 and $3,408, respectively, as of September 30, 2014.  There are also available research and development credit carry forwards at September 30, 2014 of $709. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2015 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028. Accordingly, income tax expense recognized during the three months and Nine months ended September 30, 2014 and 2013 relates solely to taxes due in foreign jurisdictions where the Company does business.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2014. All balances and valuation allowances as of December 31, 2013 were evaluated and no changes were deemed necessary as of September 30, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report generally relate to: (i) our intent to invest in growth initiatives, including sales and marketing programs and enhancements to our translation management system; (ii) our expectations regarding the flow of business from our existing customers; (iii) our beliefs regarding the strength of our business model; (iv) our beliefs regarding the demand for translation services and the industry in general; (v) our expectation to generate positive cash flow from operations; (vi) our estimates of operating expenses; and (vii) our beliefs regarding the adequacy of our capital resources.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include:

•	our rate of growth in the global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 21, 2014.

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

We believe that the launch of Transplicity as our translation technology platform in March of 2013 has differentiated us from our competitors and has given us the opportunity to greatly expand our customer base. It drove our revenue growth during 2013 and has continued to do so in the first three quarters of 2014. It has fueled a more aggressive sales strategy which has included the implementation of a strategic account management program, restructured incentive plans for sales personnel, additions to staff, and expanded international sales efforts. Our focus in the future will be to continue to drive revenue growth by enhancing the capabilities of Transplicity and further investing in sales and marketing activities. As a result of these efforts, our revenues in the third quarter of 2014 grew 28% over the same period in 2013 and were the highest quarterly revenue in the Company’s history, surpassing the previous record just set in the second quarter of 2014.

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

We intend to continue to invest in Transplicity and other technologies in the foreseeable future to make our service offering more attractive to our customers, drive continued revenue growth, make our operations more efficient and, ultimately, improve profitability. These investments will result in increased research and development expense both in dollars and as a percentage of revenue in 2014. We believe that the cash we generate from operations, the net proceeds from our recent equity offering, and the availability of funds through our $1.5 million line of credit are adequate to fund these additional investments.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three or nine months ended September 30, 2014.

Results of Operations - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended September 30,		% Change
Item	2014	2013	(Year Over Year)
	(in thousands)	(in thousands)
Revenues	$7,340	$5,720	28%
Operating expenses:
Cost of revenues	4,354	3,525	24%
Sales and marketing	884	830	7%
Research and development	382	297	29%
General and administrative	1,348	992	36%
Depreciation and amortization	247	203	21%
Income (loss) from operations	125	(127)	198%
Other expense:
Interest	20	27	(26)%
Foreign currency	(1)	3	(133)%
Income tax expense	5	6	(17)%
Net income (loss)	$101	$(163)	161%

Revenues

Revenues totaled $7,340,000 in the third quarter of 2014 compared to $5,720,000 in the same period in 2013, an increase of 28%. The increase was due to several factors, including the continued acceptance of Transplicity which was launched in late March 2013, the implementation of a strategic account management program, and revenue from recently added customers in the United States. Domestic revenue grew 30% during the third quarter while international revenue grew 24%. Excluding revenue from our largest customer, IBM, total revenues grew 34% and international revenues grew 55% during the third quarter. Revenue from IBM was $729,000 in the third quarter of 2014 compared to $798,000 in the same period of 2013, a decline of 9%. The decrease is due to a worldwide reduction of translation spending at IBM. We expect further declines in revenue from IBM in the fourth quarter of 2014.

Operating Expenses

Cost of Revenues. Cost of revenues in the third quarter of 2014 increased $829,000, or 24%, compared to the same period in 2013.  The increase was due to hiring additional staff to service new clients added in late 2013 and in 2014 along with an increase in translator costs resulting from the 28% increase in revenue. Translator costs can vary from quarter to quarter based on the specific language needs of our customers. Cost of revenues were 59% of revenue in the third quarter of 2014 compared to 62% in the same period in 2013. The improvement was due to not having to hire staff at the same rate as our 28% growth in revenue. This operating efficiency is a result of our continued technology investments in Transplicity.

Sales and Marketing. Sales and marketing expense in the third quarter of 2014 increased $54,000, or 7%, compared to the same period in 2013. For the same periods, as a percentage of revenue, sales and marketing expense was 12% in 2014 compared to 15% in 2013. The increase in dollars was due principally to higher compensation costs. The decrease in percentage was due to modifications to commission plans which included higher revenue quotas for sales personnel

Research and Development.  Research and development expense in the third quarter of 2014 increased $85,000, or 29%, compared to the same period in 2013. For the same periods, as a percentage of revenue, research and development expense was 5% in both 2014 and 2013. The increase in dollars was primarily due to one factor, which is that we added additional development staff in early 2014, which resulted in higher compensation costs. This staff was added to accelerate enhancements to our operating system and to develop features that could be sold on a subscription basis to third parties.

General and Administrative.  General and administrative expense in the third quarter of 2014 increased $356,000, or 36%, compared to the same period in 2013. For the same periods, as a percentage of revenue, general and administrative expense was 18% in 2014 compared to 17% in 2013. The principal reason for the increase in dollars and percentage of revenue was due to incentive compensation of $263,000 earned under the Company’s Short-Term Incentive Plan. The Short-Term Incentive Plan was adopted by the board at the beginning of 2014 and rewards all eligible employees when the Company exceeds its pre-determined quarterly financial targets. There were no such amounts paid in the third quarter of 2013. The remaining increase in dollars was primarily due to increased wages and benefits relating to the addition of personnel, including a Chief Financial Officer in August 2013, and additional stock compensation expense.

Depreciation and Amortization.   Depreciation and amortization expense in the third quarter of 2014 increased $44,000, or 22%, compared to the same period in 2013. The increase was a result of higher fixed asset balances.

Interest Expense

Interest expense in the third quarter of 2014 decreased by $7,000 compared to the same period in 2013.   The decrease was due to the Company having no amounts outstanding under its line of credit during the third quarter of 2014 compared to $200,000 outstanding during the same period in 2013.

Income Tax Expense

Income tax expense in the third quarter of 2014 decreased by $1,000 compared to the same period in 2013 due to a reduction in taxes withheld on business in China.

Results of Operations - Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

The major components of revenues, cost of revenue, operating expenses and other income (expense) are discussed below.

	Nine months Ended September 30,		% Change
Item	2014	2013	(Year Over Year)
	(in thousands)	(in thousands)
Revenues	$20,734	$17,377	19%
Operating expenses:
Cost of revenues	12,624	10,681	18%
Sales and marketing	2,521	2,415	4%
Research and development	1,214	683	78%
General and administrative	3,659	2,893	26%
Depreciation and amortization	726	596	22%
(Loss) income from operations	(10)	109	(109)%
Other expense:
Interest	64	83	(23)%
Foreign currency	2	1	100%
Income tax expense	39	25	56%
Net loss	$(115)	$(0)

Revenues

Revenues totaled $20,734,000 in the first nine months of 2014 compared to $17,377,000 in the same period in 2013, an increase of 19%. The increase was due to several factors, including the continued acceptance of Transplicity, which was launched in late March 2013, the implementation of a strategic account management program, and revenue from new customers in the United States. During the first nine months of 2014, domestic revenue grew 28% while international revenue grew only 1%. Excluding revenue from IBM, total revenues grew 26% and international revenues grew 16% during the first nine months of 2014. Revenue from IBM was $2,537,000 in the first nine months of 2014 compared to $2,802,000 in the same period of 2013, a decline of 12%. The decrease is due to a worldwide reduction of translation spending at IBM. We expect further declines in revenue from IBM in the fourth quarter of 2014.

Operating Expenses

Cost of Revenues. Cost of revenues in the first nine months of 2014 increased $1,943,000, or 18%, compared to the same period in 2013.   For the same periods, as a percentage of revenue, cost of revenues was 61% in both periods. The increase in dollars was due to hiring additional staff during the year to service new clients and to the 19% increase in revenue. Translator costs can vary from period to period based on the specific language needs of our customers.

Sales and Marketing. Sales and marketing expense in the first nine months of 2014 increased $106,000, or 4%, compared to the same period in 2013. For the same periods, as a percentage of revenue, sales and marketing expense was 12% in 2014 compared to 14% in 2013. The increase in dollars was due principally to higher compensation costs. The decrease in percentage was due to modifications in the commission plans, which included higher revenue quotas for sales personnel.

Research and Development.  Research and development expense in the first nine months of 2014 increased $531,000, or 78%, compared to the same period in 2013. For the same periods, as a percentage of revenue, research and development expense was 6% in 2014 compared to 4% in 2013. The increase in dollars and percentage are primarily due to one factor, which is that we added additional development staff, which resulted in higher compensation and costs and hiring fees in 2014. This staff was added to accelerate enhancements to our operating system and to develop features that could be sold on a subscription basis to third parties.

General and Administrative.  General and administrative expense in the first nine months of 2014 increased $766,000, or 26%, compared to the same period in 2013. For the same periods, as a percentage of revenue, general and administrative expense was 18% in 2014 compared to 17% in 2013. The principal reason for the increase in dollars and percentage of revenue was due to incentive compensation of $414,000 earned in the second and third quarter of 2014 under the Company’s Short-Term Incentive Plan. The Short-Term Incentive Plan was adopted by the board at the beginning of 2014 and rewards all eligible employees when the Company exceeds its pre-determined quarterly financial targets. There were no incentive payments made in the same period of 2013. The remaining increase in dollars was primarily due to increased wages and benefits relating to the addition of personnel, including a Chief Financial Officer in August 2013, additional stock compensation expense and legal expenses related to evaluating potential acquisitions.

Depreciation and Amortization.   Depreciation and amortization expense in the first nine months of 2014 increased $130,000, or 22%, compared to the same period in 2013. The increase was a result of higher fixed asset balances plus capitalized software projects (principally related to the launch of Transplicity) placed in service in the first half of 2013.

Interest Expense

Interest expense in the first nine months of 2014 decreased by $19,000 compared to the same period in 2013.   The decrease was due to the Company having no amounts outstanding under its line of credit during the first nine months of 2014 compared to $200,000 outstanding during the first nine months of 2013.

Income Tax Expense

Income tax expense in the first half of 2014 increased by $14,000 compared to the same period in 2013. The higher taxes are due to an increase in the Company’s taxable activities in China.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2014	2013	2014	2013

Net income (loss)	$101	$(163)	$(115)	$0
Interest expense	20	27	64	83
Income taxes	5	6	39	25
Depreciation and amortization	247	203	726	596
Stock-based compensation	76	70	205	170
Adjusted EBITDA	$449	$143	$919	$874

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine months ended September 30,
(amounts in thousands)	2014	2013
Cash flows provided by (used in) :
Operating activities	$1,242	$1,341
Investing activities	(211)	(485)
Financing activities	2,563	(271)
Net increase in cash	3,594	585
Effect of exchange rate changes in cash	(49)	1
Cash and equivalents, beginning of period	1,364	893
Cash and equivalents, end of period	$4,909	$1,479

Net Cash Provided by Operating Activities

Net cash generated in the first nine months of 2014 and 2013 was due to our Adjusted EBITDA (see explanation of Adjusted EBITDA above) and to changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2014 related to the purchase of equipment for the business. In the first nine months of 2013, $243,000 of the net cash used in investing activities related to the purchase of equipment for the business and $242,000 related to capitalized software costs.

Net Cash Provided by (Used in) Financing Activities

In September 2014, the Company sold 700,000 shares of its common stock in a public offering and received net proceeds of $2,701,000. (See Sources of Capital below). Net cash provided by financing activities in the first nine months of 2014 consisted of the aforementioned equity offering offset by principal payments on our capital lease obligations of $138,000. Net cash used in financing activities in the first nine months of 2013 related to payments on our capital lease obligations of $71,000 and payments on our line of credit of $200,000.

Sources of Capital

For the first nine months of 2014, our principal source of liquidity was funds generated from the operations of the business and the net proceeds from our equity offering. On September 9, 2014 we completed a follow-on equity offering of 700,000 shares of common stock at a price of $5.00 per share to the public. Total net proceeds of the follow-on equity offering were $2,701,000 after deducting underwriting discounts and commissions and other offering expenses. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company also has a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $1,500,000 or 80% of our aggregate outstanding domestic accounts receivable. As of September 30, 2014, the credit facility did not have an outstanding balance. The Company was in compliance with all covenants of the credit facility as of September 30, 2014.

Uses of Capital

Sajan’s primary uses of capital in the first nine months of 2014 were to fund our operations and working capital needs and to make investments in equipment and software development projects. We intend to utilize our cash generated from operations and the proceeds from our equity offering to support our business, including investing in software development, ongoing sales and marketing activities both domestically and internationally, enhancing our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments or arrangements in place for such acquisitions.

We believe that our existing capital resources, including cash and cash equivalents, operating cash flows, the availability of cash under our $1,500,000 line of credit facility, and the net proceeds from the equity offering described above, will be sufficient to meet our working capital, investment in software development, and capital expenditure requirements for at least the next 12 months.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2014 there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management works to continuously monitor and improve its internal controls over financial reporting. Although we have never had a significant deficiency or material weakness, in the event significant deficiencies or material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the Nasdaq Capital Market which would severely limit the liquidity of our common stock.

Risks Associated with Our Reverse Stock Split and Listing on the NASDAQ Capital Market

There are risks associated with the 1-for-4 Reverse Stock Split that we effected on June 16, 2014.

On June 16, 2014 we effected a 1-for-4 Reverse Stock Split. As a result of the Reverse Stock Split we will be subject to certain risks, including that we have additional authorized shares of common stock, with each share reflecting a greater ownership interest of the company, that the Board could issue in the future without stockholder approval, and such additional shares could be issued, among other purposes, in financing transactions or to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders. This could have an anti-takeover effect, in that additional shares could be issued, within the limits imposed by applicable law, in one or more transactions that could make a change in control or takeover of us more difficult.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market.

The Company’s stock is now listed on the NASDAQ Capital Market. However, we cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on the Nasdaq Capital Market. Our failure to meet these continued listing requirements may result in our common stock being delisted from such exchange. In addition to maintenance standards, the Nasdaq Capital Market has broad discretionary authority over the continued listing of securities, which it could exercise with respect to the listing of our common stock.

The liquidity of the shares of our common stock may be decreased as a result of the Reverse Stock Split.

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are now outstanding. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2014, we issued an aggregate of 6,175 shares of our common stock upon the cashless exercise of two stock purchase warrants that were exercisable for an aggregate of 10,284 shares of common stock at an exercise price of $2.44 per share. There were no proceeds from the issuances as a result of the cashless exercise of the warrants. The shares of common stock were issued in accordance with the contractual terms of the warrants and as part of a private placement pursuant to Section 4(2) of Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2014	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

26

Exhibit Index

Sajan, Inc.

Quarterly Report for the period ended September 30, 2014

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed by MathStar Inc. with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)..

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

