Form 10-K
period 2014-12-31
SAJAN INC
filed 2015-03-23
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number: 000-51560

Sajan, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1881957
(State of incorporation)	(I.R.S. Employer Identification No.)

625 Whitetail Blvd., River Falls, Wisconsin	54022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (715) 426-9505

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

☐ Yes   ☒ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2014 was approximately $16,402,608 based on the closing sales price of $6.00 per share as reported on the OTCQB Marketplace.

As of March 13, 2015, there were 4,778,670 shares of our common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

2014 Annual Report on Form 10-K

NOTE REGARDING REVERSE STOCK SPLIT

Effective as of 11:59 p.m. on June 16, 2014, we amended our Certificate of Incorporation to effect a combination of our outstanding common stock at a ratio of one-for-four (the “Reverse Stock Split”). No fractional shares were issued as a result of the Reverse Stock Split, but instead stockholders received cash in lieu of any fractional shares to which they would otherwise have been entitled, based upon the last sale price of our common stock on June 16, 2014, as reported on the OTCQB Marketplace. All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split. All stock options and warrants outstanding were appropriately adjusted to give effect to the Reverse Stock Split.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements reflect the current view about future events.   When used in this Annual Report on Form 10-K the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”),  its subsidiaries or its management identify forward-looking statements. Our forward-looking statements in this report generally relate to: our expectations regarding customer demand, market growth rates and conditions, pricing, our competitive position and strategic opportunities; our expectations regarding our expenses; our beliefs regarding the benefits of our technology and our ability to adapt to changing industry conditions; expectations regarding international sales; our intent with respect to intellectual property protection and research and development activities; our intent to grow organically and through acquisitions; our intent to retain earnings to fund development; our expected growth initiatives; our expectations regarding our deferred tax assets; and our expectations with respect to cash flows and adequacy of capital resources, including with respect to our credit facility.  Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.  Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of this Annual Report on Form 10-K) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it.   These factors include:

•	our rate of growth in the global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and taxes imposed on business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth;

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10–K.

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

PART I

ITEM 1.    BUSINESS

Sajan is a leading provider of language translation solutions. According to research completed by Common Sense Advisory (“CSA”), we were ranked as having the 8th highest revenue out of approximately 3,680 North American translation service providers in 2013. Our customers sell products into global markets and use our solutions to translate sales and marketing materials, packaging, user manuals, technical support and training documents, product manuals, instructions, warnings, and other product information into numerous languages. We combine our internally developed proprietary technology and high quality translation services to provide language translation solutions that are fast, reliable, and user-friendly. By utilizing an integrated technology and service-based approach to language translation, we offer comprehensive solutions that allow customers to rely upon a single provider to meet all of their language translation needs. Our cloud-based technology delivers a secure online solution that can be offered on a modular basis, which makes it attractive in both small business settings and large enterprise environments. Sajan provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, and retail industries. We are located in River Falls, Wisconsin and have wholly-owned subsidiaries in Ireland (“Sajan Software”), Spain (“Sajan Spain”) and Singapore (“Sajan Singapore”).

Products and Services

Sajan delivers translated content to its customers for use on their websites and in their software products, training and instruction manuals, marketing materials, legal documents and many other uses. Our solution does not alter the customer’s content, but creates value for the customer by delivering that content translated in multiple languages. By combining advanced technology, innovative processes and a pronounced commitment to quality, our solutions are built to deliver translated content that meets customers’ quality expectations in a faster timeframe and at a lower overall cost than comparable translation solutions.

Our language translation solution incorporates innovative technology that serves as a single platform to meet the needs of the smallest user to the largest enterprise customer. Our solution is cloud-based and requires no installed software, thus enabling customers to access all of our translation lifecycle components via an internet browser. We combine both language translation services and our own proprietary technology to give customers a single source solution to meet all of their translation needs. We integrate people, processes and data into a service and technology solution that produces measurable value in the form of lower costs, faster turnarounds, improved business process automation, higher quality, integrated version control and an audit trail.

Transplicity is the brand name of Sajan’s unique technology solution. Launched in March 2013, Transplicity provides a high degree of automation from start to finish and delivers complete personalization and flexibility to our customers, all from a complete cloud solution. The Transplicity platform not only incorporates modernized technological capabilities, but also provides a fully personalizable user interface aimed at enhancing customer use and interaction.

Sajan released SiteSync™ in late 2014. SiteSync is a technology component that automates global website translation and ongoing management. Simply, it pulls in content from a source language website and, by integrating into Transplicity, it performs the translation of all content. Once published, as source content changes, SiteSync detects this and automatically begins the translation process. This solution results in faster and a lower total cost of ownership for any company managing multilingual websites.

We employ a ‘widget’ approach to the work surface of Transplicity’s customer portal. In the context of computing, widgets are discrete applications that can be installed on a website or other user work space that perform specific functions. This approach allows customers to build a customized experience by selecting the features of our product that they wish to employ as visible components on their user interface, and enables a degree of personalization not previously found in the market. Users can quickly modify the functional widgets they use on the work surface. This personalization enables customers to modify the visual theme of the website itself, which allows broad enterprise adoption and branding for a specific company. The personalized widget approach also allows us to provide for additional functions and add them to the existing Transplicity platform on either an enterprise or customized basis.

At the core of Transplicity is Sajan’s patented Translation Data Repository. Data storage in the language translation industry is often referred to as Translation Memory (“TM”). TM is intended to reuse previously translated content and is an effective technology used by many in the industry. However, Transplicity differentiates us from our competitors by contextually indexing all data against an information architecture established for each customer, effectively learning how each customer uses language in its business. Multilingual data managed in Transplicity is used in an operational sense, meaning it is used for each new customer translation project, but Transplicity also serves as a central storage repository for multilingual content that is used for such customer’s future translation projects. The data storage technology also provides confidential separation of customer data, serving as an enterprise solution for high volume multilingual content producers.

As the contextualized database of multilingual content is increased for a customer, more content can be reused from one translation project to the next, and the benefit of reuse to the customer results in cost savings. Content reuse, and in particular contextualized content reuse, directly reduces the amount our customers must pay for translation, because Sajan charges a substantially reduced rate to the customer for translated words generated from the system. As such, our content reuse feature encourages customer retention by providing greater and greater value as a customer continues to use our solution over time. Transplicity also improves the contextual accuracy of translation for a particular customer over time. In addition, reducing the number of words requiring human translation results in faster project cycle times, which we believe is becoming more and more important to global companies in today’s market.

With such a robust and flexible technology solution serving as the base for all language translation, Sajan will continue to expand the solution by adding new value-add widgets meant to enhance the customer’s experience and establish a subscription revenue stream.

The image below illustrates one example of the high-level language translation process:

In Step 1, customer content is submitted to us over our secure Internet portal. In Step 2, Transplicity automatically parses or separates content from its aesthetic formatting. This enables us to isolate the monolingual content so that, during Step 3, the maximum amount of accurate reuse can be achieved. During Step 3, we use our patented technology to reproduce previously translated content in the desired target languages and minimize the amount of manual translation that a Professional Translator will have to do. As described above, this creates a substantially better cost model and accelerates the translation process. Further, our patented contextual reuse technology, in most cases, will yield better matching when compared to industry offerings. The remaining steps in the process rely on automation, the efficient management of data and the integration of the Professional Translators into the project. In Steps 4 and 5, Professional Translators translate the content that was not translated through database matching and then review the translated content, including the system-generated content, as a whole. In Steps 6 and 7, the translated content is reassembled by Transplicity and then sent to the customer in publish-ready format. Finally, in Step 8, the content translated by the Professional Translators is added to the database to improve future reuse capabilities. Through these steps, Sajan has turned the process of translation into a data management opportunity and designed a start-to-finish workflow to maximize automation. Content is returned to the customer in the same format, now translated, as originally submitted in the source language. This helps the customer by eliminating the need to understand appropriate language or word breaks. It is a turn-key approach.

Upon successful delivery to the customer we have accomplished the following: first, and most importantly, the customer has obtained their translated content in publish-ready format; second, the new translated data has been added to our central TM repository in the cloud, which will enhance the reuse opportunities in connection with that customer’s future content; and third, because the entire process has been managed from start to finish in one cloud-based system, the customer gains transparency and real-time access to information, while also receiving full business intelligence from process detail to linguistic evaluation. This business intelligence allows customers to track patterns and trends of the many individual users of the system to make more informed decisions about their approach to translation. In addition, linguistic quality can be systematically managed to standards set by the customer, thus allowing better management of the human translators involved in the process.

While technology serves as a value-add component to our solution, we also provide our customers with a broad array of supporting solutions for clients. We can provide customers with expert-level consultation. As an example of these consultation services, Sajan provides customers facing large translation challenges with a Localization Assessment, which involves a deep assessment of the presence or absence of all people, processes and technologies relating to the global translation needs of a given customer. Knowing the desired end goal of the customer, Sajan’s consulting professionals are able to develop a data-driven implementation plan for the customer’s localization efforts. Often return-on-investment formulas are included to address the business case for implementing these changes. Other examples of our services include machine translation solutions, multilingual search engine optimization, linguistic quality assessment, internationalization assessments, and interpretation.

We also believe that over time, the market will continue to move towards more technology solutions as language demands increase and greater efficiency is required. Our experience has been that high quality translation service has been offered on the service model and not on a subscription software model. To address this gap in the market, we will continue to expand our technology capabilities in parallel with our core solution offering as we advance forward. In that regard, our March 2013 launch of Transplicity was the first of what we expect to be a multi-phase release. While the goal of the first phase was to enhance both performance and customer experience in the context of the translation service model, the later phases of the release will offer similar widget-based features and technology components to customers that may prefer to be end-user licensees of Transplicity on a subscription software model. This will differentiate us from currently-available solutions by giving customers the ability to blend the technology and service aspects of the solution as they see fit. By comparison, the few technology-only solution options in the market today are not paired with the availability of services that we offer. The combination of Sajan’s unique technology, expert language skills and customer first philosophy positions us well for future growth in an opportune market.

Market Description

Language is often a barrier in global commerce. The demand for effective language translation continues to grow. The industry has historically been very service-centric, but, as is the case in many service industries, price pressures and other market demands impose the need for innovation and new solution paradigms.

Language translation services, although often treated like a commodity service, have historically been expensive and labor intensive and, as a result, scalability is difficult for the rapidly growing global company. Human translators can typically translate 2,500 words per day on average, although this varies based on the complexity of the subject matter. This creates constraints on the available supply of translation services and, when positioned against growing demand, provides translation technology innovators with an advantage. As a result of the rising demand for translation services and the looming shortage of human translators worldwide, we expect the pricing environment for Language Service Providers (“LSPs”) to be favorable in the coming years.

The market has two distinct components to it.  The largest market segment is the LSP component, which consists of companies that provide translation services. The second market component is the technology segment, which consists of companies that develop software to automate the translation process. As measured by industry revenue, the technology segment is currently a substantially smaller part of the total language translation market opportunity.

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

Global website management is an aggressive and expanding area of the market. Often, a website is the first element of a global expansion strategy. There are a few ways to translate websites effectively. For those customers who manage their monolingual web content in a Content Management System (“CMS”), Transplicity can directly connect to automate the flow of content which requires translation.

Alternatively, if a customer does not use a CMS a very effective solution would be Sajan’s SiteSync. SiteSync requires no CMS and, as mentioned in the Product and Services section above, can make the process very easy and efficient for customers adding global websites.

Market Size

Research completed by Common Sense Advisory (“CSA”) confirms that the language translation market continues to grow. According to CSA’s research, the worldwide cost of global multilingual content delivery in 2013 was $37 billion and is expected to reach $47 billion by 2018.

The LSP network is extremely fragmented. Approximately two-thirds of the total provider universe employs fewer than five employees. The market consists largely of traditional LSPs, meaning that these language service providers are very good at providing language translation service, but do not necessarily offer technological solutions, which are becoming more and more vital.

The top 100 providers based on revenue accounted for 13% of the total market opportunity at December 31, 2013. In the latest CSA survey, based on 2013 revenue, Sajan is ranked as the 38th largest provider in the world and 8th largest in North America.

LSPs with a worldwide presence also have a distinct advantage in their ability to provide 24/7 services to their international customers. According to CSA’s market research, the breakdown of 2013 language services revenue by geographical region is as follows:

The ability of a traditional LSP to compete is growing more challenging. While demand for the service is forecasted to be rising, the buyers currently are demanding that providers hold or reduce prices. Without technological differentiation, traditional LSPs will continue to operate at a severe disadvantage in their ability to manage the cost of their delivered service. Just as importantly they will be challenged to integrate their solutions with content management systems and other enterprise class business systems used by their customers.

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

Categorically speaking, the LSP component is much larger than the technology provider component. As noted previously, we believe that the technology component will rise in coming years as demand rises and the language service model strains as it grows. The competitive market is made up of LSPs who emphasize primarily a service solution, Language Technology providers who offer a variety of tools ranging from workflow automation, project management and database applications and lastly, those companies, like Sajan, that provide a blend of both.

As previously stated, the top 100 providers accounted for approximately 13% of the total market opportunity at December 31, 2013. The level of fragmentation and small concentration of larger providers gives some insight into the broader market’s ability to innovate. In most cases, this larger by quantity, smaller by revenue market segment does not produce the revenue and profit for adequate investment in technology or other forms of innovation. In the face of rising demand, we believe this lack of investment in technology will prove to be a long-term challenge and foster further market consolidation.

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

We believe that Sajan is well positioned and is unique when compared to those companies noted above. Sajan offers a complete solution and our Transplicity platform spans the full spectrum of business processes. Recent solution additions such as SiteSync™ have furthered strengthened Sajan’s overall technology solution. This means that customers will not have to adapt or integrate disparate technologies. Sajan’s patented contextual indexing technology enables Sajan to perform in a superior manner by providing customers with reuse of words, speed and quality.

Marketing and Sales

Substantially all of our revenues have been generated through our internal direct sales force and the efforts of our senior management team. As of December 31, 2014, we had 10 marketing professionals, 13 direct sales professionals in the United States and Europe, and 3 employees in our professional service group.

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

Customers

All of our customers sell products outside the United States and require content such as warnings, instructions, directions, and other information to be translated into a number of languages. Although our services fit the needs of businesses of all sizes, our customers are predominantly Fortune 1000 companies in the technology, medical, industrial, and manufacturing sectors. Most of our customers are located in the United States. We anticipate that the percentage of our customers located outside of the United States will increase as we expand our sales efforts and as Sajan hires additional sales personnel.

Major Customers

We derive a significant portion of our revenues from a limited number of large customers. In 2014 and 2013, we had one customer, IBM, that accounted for 12% and 16% of our revenues, respectively. On a combined basis, 54% of our revenue in 2014 and 50% of our revenue in 2013 came from our ten largest customers.

Geographic Areas of Operations

We generate revenues worldwide. In 2014, 74% of our revenues were generated within the United States and 26% were generated internationally. Currently, no foreign country accounts for more than 10% of our revenue.

Intellectual Property

The development, utilization, and protection of technology are an important component of our overall operating strategy. We have a patent from the U.S. Patent and Trademark Office covering aspects of our Transplicity solution which expires in 2021. We have not filed any applications for patent protection in any country other than the United States. As a result, we do not and will not have the right to enforce our rights under our United States patent in any foreign country or to prevent others in foreign countries from utilizing our proprietary technology covered by that patent. We may apply for patent protection on our future technology developments to the extent we believe such protection is available and economically warranted. Despite these efforts, others could independently develop technology that is similar to our technology or offer or sell products or services in foreign countries that use our technology.

We have registered and use domain names sajan.com, authoringcoach.com, and sajansoftware.com.  We use, or intend to use, and claim rights to various trade names and trademarks to identify our language translation services and products. We have obtained a registered U.S. mark for the Sajan logo. We also use and claim rights to the “Sajan™”, “GCMS™”, “Transplicity™”, “X-Content Integration™”,  “TMate™”, and “Authoring Coach™” marks.

We intend to protect our intellectual property to the extent such protection is warranted. In addition to efforts to obtain patent and trademark rights, we rely on a combination of trade secret, license, and non-disclosure and other contractual agreements and copyright laws to protect our intellectual property rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees and contractors, and limit access to and distribution of our proprietary information. These arrangements may not be adequate to deter misappropriation of our proprietary information and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Research and Development

Our research and development occurs at our offices in River Falls, Wisconsin and Dublin, Ireland. We spent $1,671,000 in 2014 and $923,000 in 2013 on research and development. In addition, in 2013 we capitalized $242,000 of costs related to software development activities. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on the industrialization of the Transplicity platform and its component modules for use by the various participants involved in the content globalization process. Functional development has focused on improving ease of use, functionality, scalability and efficiency of Translation Memory processing.

Seasonality

Our business is affected by seasonality as a result of the spending cycles of our customers. This seasonality results from customers seeking translation solutions prior to mid-year and year-end product launches. As a result, our second and fourth fiscal quarters have historically produced greater revenue than our first and third fiscal quarters. We believe that the seasonality we have experienced is customer-specific and expect that the impact of seasonality will be reduced as we expand our customer base.

Employees

As of December 31, 2014, we had 127 full-time employees. Our employees include software development engineers, project managers, language specialists, as well as sales and marketing, quality assurance and administrative team members. We have 88 employees in our River Falls, Wisconsin office, 4 employees that work from their home offices in the United States, 20 employees in our Dublin, Ireland office, 2 employees that work from their home offices in France, 10 employees in our Madrid, Spain office and 3 employees in our Singapore office. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. In addition, we utilize the services of approximately 3,500 human translators, all of whom are independent contractors, and utilize consultants to perform short-term project-based services, which is a more cost-effective strategy than hiring additional full-time employees.

Corporate Background

Sajan is a Delaware corporation originally incorporated as MathStar, Inc. in June 2005. On February 23, 2010, MathStar, Inc. completed its business combination with Sajan, Inc., a Minnesota corporation, in accordance with the terms of an Agreement and Plan of Merger, dated January 8, 2010. On February 26, 2010, MathStar, Inc. changed its name to Sajan, Inc.

ITEM 1A.    RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

Investing in the Company’s common stock involves a high degree of risk. Investors and potential investors should carefully consider the following risk factors, together with all of the other information included in this report, before making investment decisions about shares of our common stock. The risks and uncertainties described below are not the only risks and uncertainties facing the Company in the future. Additional risks and uncertainties not presently known or that are currently considered to be immaterial may also materially and adversely affect the Company’s business operations or the stock price of the Company’s common stock. If any of the following risks or uncertainties occurs, the Company’s business, financial condition, operating results and future growth prospects could materially suffer. In that event, the trading price of our securities could decline, and you may lose all or part of your investment.

Our past results may not be indicative of future results, and, therefore, we may be unable to achieve continued growth.

Our revenues in 2014 totaled $28,348,000 and grew 18% compared to our revenues in 2013. Increasing revenues by growing our business operations is a key component of our strategy. These expansion plans have placed and may continue to place significant demands on our management, operational and financial resources. You should not consider our 2014 revenue growth as indicative of our future performance. In future periods, we may not have any revenue growth, or our revenues could decline.

We have incurred operating losses in the past and may incur operating losses in the future.

We had income from operations of $270,000 in 2014 and $256,000 in 2013. We reported a loss from operations in 2012 of $957,000. Additionally, we reported losses from operations of $423,000 in 2011 and $3,050,000 in 2010. Despite the improved results in 2013 and 2014, throughout most of our history we have experienced net losses and negative cash flows from operations. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur significant legal, accounting and other expenses. If our revenues do not grow to offset these increasing expenses, we may not be profitable. Additionally, we cannot assure you that we will be able to maintain any profitability that we do achieve.

We may need additional financing in the future, which may not be available, and any such financing would likely dilute our existing stockholders.

We have a $1.5 million credit facility with Silicon Valley Bank, which is scheduled to expire on March 28, 2015. It is our intention to renew this facility before it expires. We may require additional financing in the future, which could be sought from a number of sources, including, but not limited to, additional sales of equity or debt securities or loans from banks or other financial institutions. There can be no certainty that any such financing will be available to us or, if available, on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interests of our existing stockholders will be diluted. If we raise additional funds by issuing debt or other instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our common stock. If adequate funds are not available on acceptable terms, we may be unable to fund our operations or the expansion of our business. Our failure to obtain any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy and on our financial performance and stock price, and could require us to delay or abandon our growth strategy.

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

We derive a significant portion of our revenues from a limited number of large customers. In 2014 and 2013, we had one customer, IBM, that accounted for 12% and 16% of our revenue, respectively. On a combined basis, 54% of our revenue in 2014 and 50% of our revenue in 2013 came from our ten largest customers. The loss of any major customer or a significant reduction in a large customer’s use of our language translation solutions could materially reduce our revenue and cash flow and adversely affect our business, financial condition and operations.

Continued global economic weakness and uncertainty could adversely affect our revenue, lengthen our sales cycle and make it difficult for us to forecast operating results accurately.

Our revenues depend significantly on general economic conditions and the health of large companies that sell products internationally. Economic weakness and constrained globalization spending may result in slower growth or reductions in our revenue in 2015. We have experienced, and may experience in the future, reduced spending in our business due to the current financial turmoil affecting the U.S. and global economy and other macroeconomic factors affecting spending behavior. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. In addition, economic conditions or uncertainty may cause current and potential customers to reduce or delay globalization expenditures, including purchases of our solutions. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology or contracted development budgets or if contract negotiations become more protracted or difficult as customers institute additional internal approvals for globalization and information technology purchases. Delays or reductions in globalization and information technology spending could have a material adverse effect on demand for our software and services, and consequently on our business, financial condition and results of operations.

If we are unable to attract new customers or sell additional solutions, or if our customers do not increase their use of our solutions, our revenue growth and profitability will be adversely affected.

To increase our revenues and maintain profitability, we must regularly add new customers and sell additional solutions, and our customers must increase their use of our solutions that they currently utilize. We intend to grow our business by hiring additional inside sales personnel and increasing our marketing activities. If we are unable to hire or retain quality sales personnel, convert customer prospects into paying customers, or ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we might not be able to increase revenues, and our operating results will be adversely affected. In addition, if we fail to sell our new solutions to existing or new customers, we will not generate anticipated revenues from these solutions, our operating results will suffer and we might be unable to grow our revenues or achieve or maintain profitability.

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

Fully integrating other acquired companies, businesses or technologies into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. In addition, future acquisitions could include significant goodwill and intangible assets, which may result in future amortization or impairment charges that would reduce our stated earnings.

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

We grew our revenues by 18% in 2014 and 17% in 2013. To the extent that we are able to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions. In 2009, we opened Sajan Software in Dublin, Ireland, in 2010 we opened Sajan Spain, and in 2011 we opened Sajan Singapore. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to risks that, generally, we have not faced in the United States, including:

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

Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

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

Management works to continuously monitor and improve its internal controls over financial reporting. Although we have never had a significant deficiency or material weakness, in the event significant deficiencies or material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the NASDAQ Capital Market, which would severely limit the liquidity of our common stock.

An active trading market in our common stock may not develop or be adequately maintained, and our common stock may be subject to volatile price and volume fluctuations.

An active trading market in our common stock may not develop or be adequately maintained. Although our shares are listed on the NASDAQ Capital Market, the overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. These fluctuations have been extremely volatile and are often unrelated or disproportionate to operating performance. Consequently, you may not be able to sell our common stock at prices equal to or greater than the price you paid for your shares. In addition to the factors discussed elsewhere in this section, many factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly, including variations in our quarterly operating results; decreases in market valuations of similar companies; the failure of securities analysts to cover our common stock or changes in financial estimates by analysts who cover us, our competitors or our industry; and fluctuations in stock market prices and volumes. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

We may be unable to continue to list our securities on the NASDAQ Capital Market, which could limit investors’ ability to make transactions in our securities and subject stockholders to additional trading restrictions.

Up until September 4, 2014, our common stock was quoted on the OTCQB Marketplace. Since September 4, 2014, our common stock has been listed on the NASDAQ Capital Market. However, there can be no assurance, that we will continue to meet the continued listing requirements of the NASDAQ Capital Market. If we do not meet such requirements, our securities may be re-quoted on the OTCQB Marketplace after delisting from the NASDAQ Capital Market.

If we are unable to cause our securities to continue to be listed on the Nasdaq Capital Market, we and our stockholders could face significant material adverse consequences, including:

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

Shannon Zimmerman and Angela Zimmerman, who are directors and executive officers, collectively own approximately 27% of the outstanding shares of our common stock. Accordingly, these individuals are able to exert substantial influence over our affairs, including the election and removal of directors and all other matters requiring stockholder approval, including the future merger, consolidation or sale of our company. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transactions that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of the stockholders’ participation in our corporate matters, through stockholder votes and otherwise. As a result, the return on your investment in our common stock through the sale of your shares could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary operations are based in River Falls, Wisconsin, which is located approximately 30 miles east of Minneapolis, Minnesota. During 2013, we leased approximately 20,000 square feet of office space from River Valley Business Center, LLC (“RVBC”) under three leases, which expire in January 2017. Rent for these facilities was $344,000 in 2014. RVBC is a “related person” as defined in Item 404 of Regulation S-K promulgated by the SEC because it is controlled by Shannon and Angela Zimmerman, each of whom is an executive officer and a director of the Company.

Sajan Software leases approximately 3,000 square feet of office space in Dublin, Ireland. Sajan Spain leases approximately 1,000 square feet of office space in Madrid, Spain. Sajan Singapore leases approximately 600 square feet of space in Singapore, Singapore. In 2014, combined rents for these facilities were $126,000. We believe all of our facilities are suitable and adequate for current operating needs.

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

Since September 4, 2014, our common stock has been listed on the NASDAQ Capital Market under the symbol “SAJA”. The last reported sales price for our common stock on March 13, 2015 was $5.90.

Prior to September 4, 2014, our common stock was quoted on the QTCQB Marketplace under the symbol “SAJA”.

The following table shows the high and low bid prices for our common stock through September 3, 2014 for the 2014 and 2013 fiscal quarters and the high and low sales prices for our common stock since September 4, 2014 for the applicable 2014 fiscal quarters.  The high and low bid prices reported on the QTCQB Marketplace reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

On June 16, 2014, we implemented a 1-for-4 Reverse Stock Split. Share and per share information below for periods prior to June 16, 2014 have been adjusted to reflect the impact of the Reverse Stock Split.

Market Price (high/low)
For the Fiscal Year	2014	2013
First Quarter	$4.48 – 7.00	$1.68 – 3.80
Second Quarter	$4.16 – 6.80	$2.36 - 3.80
Third Quarter	$3.00 – 6.50	$2.52 – 7.00
Fourth Quarter	$5.01 – 7.04	$4.04 – 6.96

As of March 13, 2015, we had approximately 147 record holders of our common stock, including the nominee of Depository Trust Company which held 3,302,991 shares as the nominee for street name holders.

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

We consider revenue earned and realizable at the time services are performed and amounts are earned. Revenue for translation services is recognized on a standard “per word” basis at the time the translation is completed. Revenue for professional services is recognized when the services have been completed in accordance with the statement of work.

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized and customer prepayments for services are recorded as customer prepayments to the extent cash has been received.

Capitalized Software Development Costs

We capitalize software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet our internal operational needs. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. When the projects are ready for their intended use, we amortize such costs over their estimated useful lives of three years.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based compensation at fair value. Our determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures. An option’s expected term is the estimated period between the grant date and the exercise date of the option. As the expected term increases, the fair value of the option and the compensation cost will also increase. The expected-term assumption is generally calculated using historical stock option exercise data; however, we do not have historical exercise data to develop such an assumption. As a result, we determine the expected term assumption using the simplified expected-term calculation as provided in SEC Staff Accounting Bulletin 107. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

Income Taxes

Current income taxes are recorded based on statutory obligations for the current operating period for the various countries in which we have operations. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We have net operating losses available to offset future income for federal and state reporting purposes of $28.9 million and $3.0 million, respectively. These carry forwards expire in various calendar years from 2015 through 2030. We are also subject to Alternative Minimum Tax (AMT), which only allows for the utilization of existing NOL carry forwards to offset 90% of AMT taxable income.

Cost of Revenue

Cost of revenue consists of two components; amounts paid to outside translators and compensation paid to our internal operations staff. Outside translator costs are highly variable based upon the volume of translation services revenue. We work with freelance linguists and single language vendors who complete the actual language translation, and they are paid on a per word basis. Internal compensation costs are comprised of the global operations staff located in our Wisconsin, Ireland, Spain, and Singapore locations, who are responsible for project and process management, quality control, operational integration, vendor management and production operations. These costs tend to be less variable than translator costs. In the near term, our cost of revenues may be affected by a number of factors including the mix of customers, the mix of language translated, staff levels and the extent of new customer implementations in a given quarter.  Over the long term, we expect cost of revenue will grow in absolute dollars, as we expect to continue to grow our revenue, but decrease as a percentage of revenue due to economies of scale, more efficient sourcing and operational efficiencies from ongoing utilization of our Transplicity platform.

Related Party Transactions

Shannon Zimmerman and Angela Zimmerman, who are directors and executive officers, collectively own approximately 27% of the outstanding shares of the Company’s common stock. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Report for a description of the transactions between the Zimmermans and the Company.

Results of Operations – Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

In 2014, the Company had net income of $151,000 compared to net income of $38,000 in 2013. The improvement in profitability was driven principally by an 18% increase in revenue. The revenue increase was due to the combination of obtaining new customers along with increasing the amount of business done from repeat customers. These increases were offset by a 16% decline in revenue from our largest customer, IBM. Excluding IBM, our revenue increased in 2014 by 25%. All revenue increases were driven by increased sales and marketing efforts and from the continued acceptance in the market of Transplicity, our translation management system that was released during 2013.

The major components of revenue, cost of revenue, operating expenses, other income, and income taxes are discussed below.

(amounts in thousands)	Years Ended December 31,
			% Change (Year-Over-
Item	2014	2013	Year)
Revenue	$28,348	$23,961	18%
Operating expenses:
Cost of revenue	17,203	14,577	18%
Sales and marketing	3,440	3,212	7%
Research and development	1, 671	923	81%
General and administrative	4,803	4,168	15%
Depreciation and amortization	961	825	16%
Other expense
Interest expense	84	110	(24)%
Foreign currency income (expense)	1	(12)	108%
Income tax expense	36	96	(63)%
Net income	$151	$38	297%

Revenues

Revenue in 2014 increased $4,387,000, or 18%, compared to 2013. The increase was due to several factors, including the implementation of a strategic account management program, strategic staff additions focused on growing our international business, and the continued acceptance of Transplicity. The increased revenue occurred principally in the United States with domestic revenue growing 29%. International revenue declined in 2014 by 4% mainly due to the aforementioned 16% decline in revenue from our largest customer, IBM. All of our revenue from IBM is classified as international revenue. We expect that the decline in the amount that IBM spends on translation services will continue in 2015.

Operating expenses

Cost of Revenue. Cost of revenue increased 18% in 2014 compared to 2013.   As a percentage of revenue, cost of revenue was 61% in both 2014 and 2013. Outside translator costs were 47% of revenue in both 2014 and 2013 and compensation costs for our internal operations personnel were 14% of revenue in both 2014 and 2013.

Sales and Marketing. Sales and marketing expense in 2014 increased $228,000, or 7%, compared to 2013. As a percentage of revenue, sales and marketing expense was 12% in 2014 compared to 13% in 2013. The increase in dollars is a result of investments made in strategic sales initiatives including sales tools, additions of staff, and an increase in travel expenses. The decrease in sales and marketing as a percentage of revenue was due to changes in commission plans, including higher sales targets.

Research and Development.  Research and development expense increased $748,000 in 2014, or 81%, compared to 2013. As a percentage of revenue, research and development expense was 6% in 2014 compared to 4% in 2013. The increases in dollars and percentage of revenue were due to recruitment costs and additions to our development staff. These additional resources were necessary to provide continual operational and customer experience improvements to Transplicity as well as to develop the next generation of Transplicity for launch in 2015. Also contributing to the increase was the fact that $242,000 of internal software development costs were capitalized in 2013 compared to $0 in 2014.

General and Administrative.  General and administrative expense in 2014 increased $635,000, or 15%, compared to 2013. The increase was due to several factors including an increase in payroll resulting from an increase in short term incentive compensation paid to employees for exceeding quarterly earnings targets in the 2nd, 3rd and 4th quarter of 2014, and from additions in staff to support growth, including the employment of the Company’s chief financial officer in all of 2014 compared to only 4 months of 2013. To a lesser extent the increase was also due to an increase in stock option expense, software licenses and facility expenses. These increases were partially offset by decreases in professional fees and expenses related to evaluating potential acquisition candidates. As a percentage of revenue, general and administrative expense was 17% in both 2014 and 2013.

Depreciation and Amortization.  Depreciation and amortization expense in 2014 increased $136,000, or 16%, compared to 2013. The increase was a result of higher asset balances plus capitalized software projects (principally related to the launch of Transplicity) placed in service in 2013.

Interest Expense

Interest expense in 2014 decreased $26,000 compared to 2013. The decrease was due to having no amounts outstanding on the Company’s line of credit in 2014 compared to 2013.

Income Taxes

Income tax expense in 2014 was $36,000 compared to $96,000 in 2013. The decrease in taxes is due to services performed in China no longer requiring the withholding of taxes. Also, in 2013 we increased our tax valuation allowance by $54,000 to fully reserve our net deferred tax assets. In 2014, no such additional adjustment was necessary. (See Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Report for more information on income taxes.)

Non-GAAP Financial Measure – Adjusted EBITDA

	Years ended December 31,
(amounts in thousands)	2014	2013
Net income	$151	$38
Interest expense	84	110
Income taxes	36	96
Depreciation and amortization	961	825
Stock-based compensation	289	247
Adjusted EBITDA	$1,521	$1,316

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP, and adding interest expense, income taxes, depreciation and amortization, and stock-based compensation. We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses and for budgeting and planning purposes. This measure is also used in financial reports prepared for management and our board of directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies, many of which present similar non-GAAP financial measures to investors.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Years Ended December 31,
(amounts in thousands)	2014	2013
Cash flows provided by (used in):
Operating activities	$1,192	$1,565
Investing activities	(328)	(564)
Financing activities	2,523	(532)
Net increase in cash	3,387	469
Effect of exchange rate changes in cash	(89)	2
Cash and equivalents, beginning of year	1,364	893
Cash and equivalents, end of year	$4,662	$1,364

Net Cash Provided by Operating Activities

Net cash generated in 2014 and 2013 was due to our Adjusted EBITDA (see explanation of Adjusted EBITDA above) and to changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2014 related to the purchase of equipment for the business. In 2013, $322,000 of the net cash used in investing activities related to the purchase of equipment for the business and $242,000 related to capitalized software costs.

Net Cash Provided by (Used in) Financing Activities

In September 2014, the Company sold 700,000 shares of its common stock in a public offering and received net proceeds of $2,708,000. (See Sources of Capital below.) Net cash provided by financing activities in 2014 consisted of the aforementioned equity offering offset by principal payments on our capital lease obligations of $185,000. Net cash used in financing activities in 2013 related to payments on our capital lease obligations of $132,000 and payments on our line of credit of $400,000.

Sources of Capital

In 2014, our principal source of liquidity was funds generated from the operations of the business and the net proceeds from our equity offering. On September 9, 2014 we completed a follow-on equity offering of 700,000 shares of common stock at a price of $5.00 per share to the public. Total net proceeds of the offering were $2,708,000 after deducting underwriting discounts and commissions and other offering expenses. As described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Report, the Company also has a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $1,500,000 or 80% of our aggregate outstanding domestic accounts receivable. As of December 31, 2014, the credit facility did not have an outstanding balance. The Company was in compliance with all covenants of the credit facility as of December 31, 2014. The credit facility is scheduled to expire on March 28, 2015. It is our intention to renew the facility before it expires.

Uses of Capital

Sajan’s primary uses of capital in 2014 were to fund our operations and working capital needs and to make investments in equipment and software development projects. We intend to utilize our cash generated from operations and the proceeds from our equity offering to support our business, including investing in software development, ongoing sales and marketing activities both domestically and internationally, enhancing our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments or arrangements in place for such acquisitions.

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

The Company had no off-balance sheet arrangements as of December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSUORES ABOUT MARKET RISK

As a small reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

Sajan, Inc. and Subsidiaries

River Falls, WI

We have audited the accompanying consolidated balance sheets of Sajan, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sajan, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 23, 2015

Sajan, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,662	$1,364
Accounts receivable, net	3,999	3,810
Unbilled services	1,024	1,197
Prepaid expenses and other current asset	550	431
Total current assets	10,235	6,802

Property and equipment, net	711	1,000

Other assets:
Intangible assets, net	256	446
Capitalized software development costs, net	213	393
Other assets	22	17
Total other assets	491	856

Total assets	$11,437	$8,658

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,076	$2,555
Customer prepayments	966	1,423
Accrued interest – related party	81	111
Accrued compensation and benefits	789	848
Accrued liabilities	128	195
Note payable – related party	750	-
Current portion of capital lease obligations	93	185
Total current liabilities	5,883	5,317

Long-term liabilities:
Capital lease obligations, net of current portion	-	93
Note payable – related party	-	750
Total long-term liabilities	-	843
Total liabilities	5,883	6,160

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,773 and 4,067 issued and outstanding, respectively	48	41
Additional paid-in capital	10,327	7,337
Accumulated deficit	(4,540)	(4,691)
Accumulated other comprehensive loss	(281)	(189)
Total stockholders’ equity	5,554	2,498
Total liabilities and stockholders’ equity	$11,437	$8,658

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Amounts in thousands except per share data

	Years Ended December 31,
	2014	2013

Revenue from translation and consulting services	$28,348	$23,961

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	17,203	14,577
Sales and marketing	3,440	3,212
Research and development	1,671	923
General and administrative	4,803	4,168
Depreciation and amortization	961	825
Total operating expenses	28,078	23,705

Income from operations	270	256

Other income (expense):
Interest expense	(84)	(110)
Foreign currency transaction gain (loss)	1	(12)
Total other expense	(83)	(122)

Income before income taxes	187	134

Income tax expense	36	96

Net income	151	38
Effect of foreign currency translation adjustments	(92)	10
Comprehensive income	$59	$48

Income per common share – basic	$.04	$.01
Income per common share – diluted	$.03	$.01
Weighted average shares outstanding – basic	4,283	4,067
Weighted average shares outstanding – diluted	4,374	4,102

See notes to consolidated financial statements.

Sajan Inc.

CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014 and 2013

Amounts in thousands

				Accumulated
			Additional	other		Total
	Common	Common	Paid-In	comprehensive	Accumulated	Stockholders'
	Shares	Stock	Capital	loss	deficit	Equity

Balances at December 31, 2012	4,067	$41	$7,090	$(199)	$(4,729)	$2,203

Net Income					38	38

Stock-based compensation			247			247

Foreign currency translation adjustment				10		10

Balances at December 31, 2013	4,067	41	7,337	(189)	(4,691)	2,498

Net Income					151	151

Net proceeds from issuance of stock	700	7	2,701			2,708

Cashless exercise of warrants	6

Stock-based compensation			289			289

Foreign currency translation adjustment				(92)		(92)

Balances at December 31, 2014	4,773	$48	$10,327	$(281)	$(4,540)	$5,554

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in thousands

	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$151	$38
Adjustments to reconcile net income to net cash from operating activities:
Amortization	424	455
Depreciation	537	370
Stock-based compensation expense	289	247
Deferred income taxes	-	54

Changes in operating assets and liabilities:
Accounts receivable	(189)	(618)
Unbilled services	173	(181)
Prepaid expenses and other current assets	(124)	(37)
Accounts payable	521	53
Customer prepayments	(457)	839
Accrued interest – related party	(30)	-
Accrued compensation and benefits	(59)	328
Other	(44)	17
Net cash provided by operating activities	1,192	1,565

Cash flows from investing activities:
Purchases of property and equipment	(274)	(185)
Payments on long term licenses	(54)	(137)
Capitalized software development costs	-	(242)
Net cash used in investing activities	(328)	(564)

Cash flows from financing activities:
Net proceeds from issuance of stock	2,708	-
Payments on capital lease obligation	(185)	(132)
Payments on line of credit	-	(400)
Net cash provided by (used in) financing activities	2,523	(532)

Net increase in cash and cash equivalents	3,387	469

Effect of exchange rate changes on cash and cash equivalents	(89)	2

Cash and cash equivalents – beginning of year	1,364	893

Cash and cash equivalents – end of year	$4,662	$1,364

Cash paid for interest including loan fees	$94	$110
Cash paid for taxes	$36	$34
Non-cash investing and financing transactions:
Equipment financed through capital lease	$-	$372

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of an invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at December 31, 2014 and $15 at December 31, 2013. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

Income Per Common Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.

In 2014, options to purchase 46 shares were excluded from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive. In 2013, options to purchase 245 shares and warrants to purchase 13 shares were excluded from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Years Ended	Years Ended
	December 31, 2014	December 31, 2013

Net income	$151	$38

Weighted average common shares outstanding – basic	4,283	4,067

Income per common share – basic	$0.04	$0.01

Weighted average common shares outstanding – diluted	4,374	4,102

Income per common share – diluted	$0.03	$0.01

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

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that their carrying amount may not be recoverable or exceeds their fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets, which include equipment, capitalized software, intangibles and patents, are subject to depreciation or amortization.  There was no impairment for the years ended December 31, 2014 and 2013.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   Total stock-based compensation expense was $289 in 2014 and $247 in 2013.   As of December 31, 2014, there was a total of $580 unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Long-Term Incentive Plan and the Company’s 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be more in the future.

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

In determining the compensation cost of the options granted during 2014 and 2013, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	2014	2013
Risk-free interest rate	1.4%	1.2%
Expected life of options granted	6 years	7 years
Expected volatility	80%	88%
Expected dividend yield	0%	0%

Using the Black-Scholes option pricing model, management has determined that the options and warrants issued in 2014 and 2013 have a weighted-average grant date fair value of $4.25 and $3.44 per share, respectively.

Revenue Recognition

The Company derives revenue primarily from language translation services and professional consulting services. Translation services utilize the Company’s proprietary translation management system – Transplicity – to provide a solution for all of the customer’s language translation requirements. Services include content analysis, translation memory and retrieval, language translation, account management, graphic design services, technical consulting and professional services.  Services associated with translation of content are generally billed on a “per word” basis. Professional services, including technical consulting and project management, are billed on a per hour rate basis.

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

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized and customer prepayment for services are recorded as customer prepayments; to the extent cash has been received.

Cost of Revenue

Cost of revenue consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects.

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

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs totaled $7 in 2014 and $10 in 2013.

Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Comprehensive Income.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At December 31, 2014 and 2013, one customer, IBM, accounted for approximately 16% and 21% of accounts receivable, respectively.

Revenue concentration – In 2014 and 2013, the Company had one customer, IBM, that accounted for 12% and 16% of net revenues, respectively.

4.	Segment Information and Major Customers

The Company views its operations and manages its business as one reportable segment, providing language translation solutions to a variety of companies, primarily in its targeted vertical markets.  Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision makers in making decisions about how to allocate resources and assess performance.  The Company markets its products and services through its headquarters in the United States and its wholly-owned subsidiaries operating in Ireland, Spain and Singapore.

Net sales per geographic region, based on the billing location of the end customer, are summarized below.

	Years Ended December 31,
	2014		2013
	Revenue	Percent	Revenue	Percent
United States	$21,054	74%	$16,338	68%
Asia	972	3%	1,218	5%
Europe	5,246	19%	5,309	22%
Other International	1,076	4%	1,096	5%
Total Sales	$28,348	100.0%	$23,961	100%

No foreign country accounted for 10% of consolidated revenue in 2014 and one foreign country, Spain, accounted for 10% of consolidated revenue in 2013.

5.	Property and Equipment

Property and equipment consisted of the following as of December 31:

	2014	2013
Furniture, equipment, and software	$1,984	$1,967
Leasehold improvements	401	398
Total	2,385	2,365
Less accumulated depreciation	(1,674)	(1,365)
Net property and equipment	$711	$1,000

Fully depreciated, retired assets with original costs and accumulated depreciation of $169 and $545 were written off in 2014 and 2013, respectively. In addition, $74 of assets no longer in use were written off with a net book value of $16 in 2014. Depreciation expense was $537 in 2014 and $370 in 2013.

6.	Capitalized Software Development Costs

Capitalized software development costs consist of the following as of December 31:

	2014	2013
Capitalized software development costs	$543	$746
Less accumulated amortization	(330)	(353)
Net capitalized software development costs	$213	$393

In 2014 and 2013, $203 and $2,339, respectively, of fully amortized capitalized development costs were written off due to the software no longer being in use. The Company capitalized costs related to software development activities of $242 in 2013. No costs were capitalized in 2014. Capitalized software amortization expense was $180 in 2014 and $150 in 2013. Amortization expense for capitalized software costs is expected to be $169 in 2015 and $44 in 2016.

7.	Intangible Assets

Intangible assets consist of the following as of December 31:

	2014	2013
Customer lists acquired	$784	$784
Patents and licenses	247	193
Total	1,031	977
Less accumulated amortization	(775)	(531)
Net intangible assets	$256	$446

Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is 2 years. In 2013, $481 of fully amortized licenses was written off due to the licenses being no longer in use. Amortization of intangible assets was $244 in 2014 and $305 in 2013. Estimated amortization expense of intangible assets for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter is $222, $19, $2, $2, and $11, respectively.

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

Accrued interest was $81 and $111 as of December 31, 2014 and 2013, and is subordinated to the Credit Facility (see Note 9).  Interest expense was $60 in both 2014 and 2013.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $344 in both 2014 and 2013.

9.	Credit Facility

In March 2012, the Company entered into a one year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (the “Credit Facility”) with SVB which consists of a two year revolving working capital line of credit. The Credit Facility permits borrowings of up to a principal amount equal to the lesser of (a) $1,500 or (b) eighty percent (80%) of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. The Credit Facility matures on March 28, 2015; however, it is the Company’s intention to renew the credit facility before it expires. Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the liquidity ratio is greater than or equal to 2.0 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 2.0 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.3% per annum on the average unused portion. There was no outstanding balance as of December 31, 2014 and no amounts were borrowed in 2014 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB (the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $1,500, increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the credit facility as of December 31, 2014.

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

2014 Equity Incentive Plan

On June 12, 2014 our stockholders approved the 2014 Equity Incentive Plan as a replacement for the 2004 Amended and Restated Long Term Incentive Plan. This plan allows our Board of Directors, or a committee of the Board, to grant awards to our employees (including our named executive officers), directors, or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were reserved for issuance under the 2014 Equity Incentive Plan. As of December 31, 2014 there are 316 shares of Company common stock reserved for issuance under the 2014 Equity Incentive Plan. As of June 12, 2014, all grants of equity awards were ceased under the 2004 Amended and Restated Long Term Incentive Plan.

As of December 31, 2014, there were a total of 414 options outstanding with a weighted average exercise price of $5.15 per share. Additionally, there were 21 warrants outstanding with a weighted average exercise price of $2.44 per share.

The following table summarizes stock option activity for options granted under and outside of the 2014 Equity Incentive Plan and the 2004 Amended and Restated Long Term Incentive Plan for 2014 and 2013:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Weighted-	Contractual
	Number of	Exercise	Average	Term
	Stock Options	Price	Fair Value	(Years)

Balance at December 31, 2012	285	$4.76	$4.04	6.9

Granted	181	4.24	3.44
Exercised	-	-	-
Cancelled	(93)	2.88	4.20

Balance at December 31, 2013	373	$4.96	$3.68	8.1

Granted	59	5.40	4.25
Exercised	-	-	-
Cancelled	(18)	4.22	2.89

Balance at December 31, 2014	414	$5.15	$3.79	7.5

Exercisable at December 31, 2013	153	$5.60	$4.08	6.7
Exercisable at December 31, 2014	223	$5.35	$3.88	6.4
Vested during 2014	83	$4.69	$3.34
Nonvested at December 31, 2014	191	$4.91	$3.69	8.7

The aggregate fair value of options that vested in 2014 and 2013 was $100 and $34, respectively.

Intrinsic value as of December 31, 2014 is based on the fair value price of $5.65 per share, which was the closing price of the stock on December 31, 2014. The intrinsic value of options outstanding and exercisable during 2014 is $532 and $321. Intrinsic value as of December 31, 2013 is based on the fair value price of $5.80 per share, which was the closing price of the stock on December 31, 2013. The intrinsic value of options outstanding and exercisable during 2013 is $496 and $207.

The following table summarizes activity for warrants outstanding for 2014 (there was no activity during 2013):

				Weighted-
				Average
		Weighted-		Remaining
		Average	Weighted-	Contractual
	Warrants	Exercise	Average	Term
	Shared	Price	Fair Value	(Years)

Balance at December 31, 2013 and 2012	44	$8.68	$1.28	3.2

Granted	-	-	-
Exercised	(10)	2.44	2.44
Expired	(13)	124.25	-

Balance at December 31, 2014	21	$2.44	$3.56	1.8

Exercisable at December 31, 2014	21	$2.44	$2.44	1.8
Nonvested at December 31, 2014	-	$-	$-

11.	Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense for 2014 and 2013:

	2014	2013
Federal Income tax at the statutory rate	$66	$47
State income tax net of federal benefit	9	7
Foreign taxes	36	42
Non-deductible expenses	104	11
Other	(66)	(60)
Valuation allowance	(113)	49
Income tax expense	$36	$96

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

Net deferred tax assets consist of the following as of December 31:
	2014	2013
Deferred tax assets:
Accounts payable and other liabilities	$230	$110

Depreciation and amortization	379	257
Net operating loss and credit carry forwards	11,047	11,484
Other	71	61
Valuation allowance	(11,521)	(11,634)
	206	278

Deferred tax liabilities
Nondeductible acquired intangibles	(121)	(120)
Capitalized software development costs	(85)	(158)
	(206)	(278)
Net deferred tax asset	$-	$-

The provision for income taxes charged to operations consists of the following for the years ended December 31:

	2014	2013
Current - Foreign	$36	$42
Deferred - US	-	54
Total	$36	$96

The cumulative net operating loss available to offset future income for federal and state reporting purposes was $28,895 and $3,048, respectively, as of December 31, 2014.  Available research and development and foreign tax credit carry forwards at December 31, 2014 were $745. The difference between the amount of net operating loss carry forward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2015 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028.

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

The Company files a consolidated U.S. federal tax return and its federal and state tax returns for the years ended 2011-2014 are still subject to examination.  Management performed an assessment of its open returns to determine whether it is likely that interest and penalties would be assessed by taxing authorities on any underpayment of income taxes. No such underpayments of taxes for open years were noted. If such amounts were noted, the related amount would be accrued and classified as a component of income tax expenses on the consolidated statements of comprehensive income.

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

Information related to capital lease obligations as of December 31 is as follows:

	2014	2013
Gross lease obligation, secured by related equipment	$93	$278
Less: current portion	(93)	(185)
Capital lease obligation, net of current portion	$-	$93

Payments on the capital lease obligations, including interest will be $93 in 2015.

Operating Leases

The Company leases its office buildings and certain office equipment under non-cancellable operating leases. Total rent expense under these operating leases, including amounts paid to a related party, was $470 in 2014 and $461 in 2013.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2014 are as follows:

Year Ending	Amount
2015	$483
2016	399
2017	30
Total	$912

Severance Agreements

The Company has employment agreements with three officers, which provide for severance payments of one year’s annual salary for those officers if employment is terminated by the Company without cause.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this report. This Item 9A includes information concerning the controls and control evaluations referred to in such certifications.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and our Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, Sajan’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2014 based on the 1992 framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has compared our internal controls implemented under the COSO 1992 framework to the newly issued COSO 2013 framework and determined based on our business no material gaps exist in internal control. Based on this assessment, management believes that, as of December 31, 2014, Sajan’s internal control over financial reporting is effective based on these criteria.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on Sajan’s internal control over financial reporting as of December 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, such controls.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Qualifications of Candidates for Election to the Board,” “Stockholder Recommendations for Directors,” “Stockholder Communications with the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the section entitled “Audit and Non-Audit Services and Fees Billed to Company by Independent Registered Public Accounting Firm,” included in the proposal to ratify the appointment of our independent registered public accounting firm in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

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

Date: March 23, 2015	/s/ Shannon Zimmerman

Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: March 23, 2015	/s/ Thomas Skiba

Thomas Skiba, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes SHANNON ZIMMERMAN and THOMAS SKIBA, as his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2015	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: March 23, 2015	/s/ Angela Zimmerman
Angela (Angel) Zimmerman, Director

Date: March 23, 2015	/s/ Thomas Skiba
Thomas Skiba, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 23, 2015	/s/ Michael W. Rogers
Michael W. Rogers, Director

Date: March 23, 2015	/s/ Benno G. Sand
Benno G. Sand, Director

Date: March 23, 2015	/s/ Benjamin Allen
Benjamin Allen, Director

EXHIBIT INDEX

SAJAN, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2014

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

10.1*	The Company’s 2004 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2007).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.3*	Form of Non-Statutory Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.4*	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.5*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Angela Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.6*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Shannon Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.7	Standard Office Lease Agreement (No. 1) between Sajan, Inc. and River Valley Business Center, LLC, dated February 1, 2010 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.8	Standard Office Lease Agreement (No. 2) between Sajan, Inc. and River Valley Business Center, LLC, dated February 1, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.9	Standard Office Lease Agreement (No. 3) between Sajan, Inc. and River Valley Business Center, LLC, effective February 28, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.10	Promissory Note, dated February 23, 2010, in the original principal amount of $1,000,000 issued by the Company to Shannon and Angel Zimmerman (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.11	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010).

10.12	Amendment to Promissory Note dated February 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2011).

10.13	Second Amendment, dated March 26, 2012, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.14	Amended and Restated Loan and Security Agreement dated March 28, 2013, by and among Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.15	Subordination Agreement dated March 28, 2013, by and among Sajan, Inc., Angel and Shannon Zimmerman and Silicon Valley Bank (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.16	Third Amendment, dated March 21, 2013, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.17*	Sajan, Inc. Executive Incentive Plan – 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2013).

10.18*	Employment Agreement, between the Company and Tom Skiba, dated August 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.19*	Sajan 2014 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

10.20*	Sajan, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.21*	Sajan, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.22*	Sajan, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.23*	Sajan, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.24*	Sajan, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.25*	First Amendment to Employment Agreement, between the Company and Thomas P. Skiba, dated March 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).

21.1	Subsidiaries of Sajan, Inc. (filed herewith).

23.1	Consent from Baker Tilly Virchow Krause, LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.