Form 10-Q
period 2015-03-31
SAJAN INC
filed 2015-05-11
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 or

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

☐ Yes   ☒ No

As of May 6, 2015, the registrant had 4,778,670 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,621	$4,662
Accounts receivable, net of allowance	4,261	3,999
Unbilled services	1,390	1,024
Prepaid expenses and other current assets	581	550
Total current assets	10,853	10,235

Property and equipment, net	704	711

Other assets:
Intangible assets, net	210	256
Capitalized software development costs, net	170	213
Other assets	21	22
Total other assets	401	491

Total assets	$11,958	$11,437

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,263	$3,076
Customer prepayments	1,086	966
Accrued interest – related party	36	81
Note payable – related party	750	750
Accrued compensation and benefits	1,014	789
Accrued liabilities	134	128
Capital lease obligations	46	93
Total current liabilities	6,329	5,883

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,779 and 4,773 shares issued and outstanding, respectively.	48	48
Additional paid-in capital	10,421	10,327
Accumulated deficit	(4,535)	(4,540)
Accumulated other comprehensive loss	(305)	(281)
Total stockholders’ equity	5,629	5,554
Total liabilities and stockholders’ equity	$11,958	$11,437

  See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Amounts in thousands except per share data

(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues	$7,481	$6,154

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	4,411	3,939
Sales and marketing	920	774
Research and development	433	460
General and administrative	1,448	1,098
Depreciation and amortization	230	241
Total operating expenses	7,442	6,512

Income (loss) from operations	39	(358)

Other income (expense):
Interest expense	(19)	(23)
Foreign currency transaction gain (loss)	(6)	1
Total other (expense), net	(25)	(22)

Income (loss) before income taxes	14	(380)

Income tax expense	10	20

Net income (loss)	4	(400)
Effect of foreign currency translation adjustments	(24)	(6)

Comprehensive loss	$(20)	$(406)

Income (loss) per common share – basic & diluted	$0.00	$(0.10)

Weighted average shares outstanding – basic	4,775	4,067
Weighted average shares outstanding – diluted	4,869	4,067

 See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$4	$(400)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	123	135
Amortization	107	106
Stock-based compensation expense	83	64

Changes in operating assets and liabilities:
Accounts receivable	(262)	(116)
Unbilled services	(366)	(6)
Prepaid expenses and other current assets	(30)	(91)
Other assets	-	(7)
Accounts payable	187	433
Accrued liabilities	7	(37)
Accrued interest-related party	(45)	(15)
Accrued compensation and benefits	225	(136)
Customer prepayments	120	66
Net cash flows provided by (used in) operating activities	153	(4)

Cash flows from investing activities:
Purchases of property and equipment	(121)	(104)
Payments on long term licenses	(18)	-
Net cash flows used in investing activities	(139)	(104)

Cash flows from financing activities:
Payments on capital lease obligations	(48)	(45)
Proceeds from exercise of stock options	11	-
Net cash flows used in financing activities	(37)	(45)

Net decrease in cash and cash equivalents	(23)	(153)

Effect of exchange rate changes in cash	(18)	(6)

Cash and cash equivalents – beginning of period	4,662	1,364

Cash and cash equivalents – end of period	$4,621	$1,205

Cash paid for taxes	$10	$16
Cash paid for interest including loan fees	$73	$38

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in this report.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and which, in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the condensed consolidated financial statements not misleading.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sajan, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at each of March 31, 2015 and December 31, 2014. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

For the three months ended March 31, 2015 we excluded options to purchase 38 shares from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive. For the three months ended March 31, 2014, we excluded all options and warrants because the Company had a net loss and inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended March 31,
	2015	2014
Numerator:
Net income (loss)	$4	$(400)
Denominator:
Weighted average common shares outstanding - basic	4,775	4,067
Effect of dilutive stock options and warrants	94	-
Weighted average common shares outstanding - diluted	4,869	4,067
Basic earnings (loss) per common share	$0.00	$(0.10)
Diluted earnings (loss) per common share	$0.00	$(0.10)

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

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and are as follows:

	March 31, 2015	December 31, 2014
Customer lists acquired	$784	$784
Patents and licenses	265	247
Less accumulated amortization	(839)	(775)
Total intangible assets, net	$210	$256

Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is 2 years. Amortization of intangible assets was $64 and $61 for the three-month periods ended March 31, 2015 and 2014, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter is $222, $37, $2, $2, and $11, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There was no indicators of impairment or impairment for the three months ended March 31, 2015 and 2014.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that are developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. The Company did not capitalize any software development costs in the three months ended March 31, 2015 or 2014.

Capitalized software development costs consist of the following as of:

	March 31, 2015	December 31, 2014
Capitalized software development costs	$543	$543
Less accumulated amortization	(373)	(330)
Total capitalized software development costs, net	$170	$213

When the software projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense was $43 and $45 for the three months ended March 31, 2015 and 2014, respectively. Amortization expense for capitalized software costs is expected to be $170 and $43 in fiscal year 2015 and 2016, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense was $83 and $64 for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, there was approximately $600 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were options to purchase 22 shares issued during the three months ended March 31, 2015 and no options issued during the three months ended March 31, 2014. In determining the compensation cost of the options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended March 31,
	2015	2014
Risk-free interest rate	1.4%	-%
Expected life of options granted	7 years	-
Expected volatility range	90%	-%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended March 31, 2015 have a weighted-average grant date fair value of $4.70 per share.

Revenue Recognition

The Company derives revenues primarily from language translation services and professional consulting services.

Translation services utilize the Company’s proprietary translation management system – Transplicity – to provide a solution for all of the customer’s language translation requirements. Services include content analysis, translation memory and retrieval, language translation, account management, graphic design services, technical consulting and professional services.  Services associated with translation of content are generally billed on a “per word” basis. Professional services, including technical consulting and project management, are billed on a per hour basis.

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

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized and customer prepayment for services are recorded as deferred revenue and customer prepayments to the extent cash has been received.

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

New Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

2.	Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash concentration. The Company places its cash at financial institutions with balances that, at times, may exceed federally insured limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these deposits. The Company has not experienced any losses on such accounts.

Accounts receivable concentration. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At March 31, 2015 one customer accounted for 16% of accounts receivable and at December 31, 2014, one other customer accounted for 16% of accounts receivable.

Sales concentration. For the three months ended March 31, 2015, no customers accounted for over 10% of the Company’s total revenue. For the three months ended March 31, 2014, one customer accounted for 12% of total revenue.

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

Net revenues per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended March 31,
	2015		2014
	Revenues	Percent	Revenues	Percent
United States	$5,905	79%	$4,740	77%
Asia	152	2%	178	3%
Europe	928	12%	967	16%
Other International	496	7%	269	4%
Total Revenues	$7,481	100%	$6,154	100%

For the three months ended March 31, 2015 and 2014, no single foreign country accounted for 10% or more of net revenues.

4.	Related Party Transactions

Note Payable

Note payable and accrued interest are payable to Shannon and Angela Zimmerman, each of whom is an executive officer and director of the Company, and a beneficial owner of the Company's outstanding voting common stock. The note has a maturity date of August 23, 2015, and carries an interest rate of 8%.  Accrued interest was $36 as of March 31, 2015 and $81 as of December 31, 2014.  Interest expense was $15 in both three-month periods ended March 31, 2015 and 2014.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expires in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $86 in both three-month periods ended March 31, 2015 and 2014.

5.	Credit Facility

In March 2012, the Company entered into a one year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (the “Credit Facility”) with SVB which consisted of a two-year revolving working capital line of credit. The Credit Facility was amended again in March 2015 and extended for another two-year period. The Credit Facility, as amended, permits borrowings of up to a principal amount equal to the lesser of (a) $3,000 or (b) 85% of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. The Credit Facility matures on March 28, 2017. Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the liquidity ratio is greater than or equal to 1.75 to 1.0 and (b) 2.25% above the Prime Rate when the liquidity ratio is less than 1.75 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.1875% per annum on the average unused portion. There was no outstanding balance as of March 31, 2015 under the Credit Facility.

The Credit Facility, as amended, is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB, as amended on March 28, 2015 (as amended, the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $2,500, increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, as amended, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the credit facility as of March 31, 2015.

The Credit Facility, as amended, is secured by all of Sajan’s domestic assets except for intellectual property (which the Company has agreed not to pledge to others), and the pledge of the Company’s equity interests in its foreign subsidiaries that are controlled foreign corporations (as defined in the Internal Revenue Code). The obligations under the A&R Loan Agreement are guaranteed on an unsecured basis by certain of Sajan’s subsidiaries.

6.	Options and Warrants

2014 Equity Incentive Plan

On June 12, 2014 the Company’s stockholders approved the 2014 Equity Incentive Plan as a replacement for the 2004 Amended and Restated Long Term Incentive Plan. This plan allows the Company’s Board of Directors, or a committee of the Board, to grant awards to the Company’s employees (including our named executive officers), directors, and/or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were reserved for issuance under this plan. As of March 31, 2015 there are 294 shares of Company common stock reserved for issuance under the 2014 Equity Incentive Plan. There will be no further grants of equity awards under the 2004 Amended and Restated Long Term Incentive Plan.

As of March 31, 2015, there were a total of 426 options outstanding with a weighted average exercise price of $5.22 per share. Additionally there were 21 warrants outstanding with a weighted average exercise price of $2.44 per share.

7.	Income Taxes

The Company has cumulative net operating losses available to offset future income for federal and state reporting purposes of $28,895 and $3,048, respectively, as of December 31, 2014.  There are also available research and development credit carry forwards at March 31, 2015 of $745. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2015 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028. Accordingly, income tax expense recognized during the three months ended March 31, 2015 and 2014 relates solely to taxes due in foreign jurisdictions where the Company does business.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2015. All balances and valuation allowances as of December 31, 2014 were evaluated and no changes were deemed necessary as of March 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report generally relate to: (i) our intent to invest in growth initiatives, including sales and marketing programs and enhancements to our translation management system; (ii) our expectations regarding the flow of business from our existing customers; (iii) our beliefs regarding the strength of our business model; (iv) our beliefs regarding the demand for translation services and the industry in general; (v) our expectation to generate positive cash flow from operations; (vi) our expectations regarding adding additional operations staff; (vii) our estimates of operating expenses; (viii) our beliefs regarding the adequacy of our capital resources; and (ix) our beliefs regarding financial and business trends relating to our financial condition and results of operations.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include:

•	our rate of growth in the global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 23, 2015.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Sajan does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and the related notes included in our Annual Report Form on 10-K filed with the SEC on March 23, 2015.

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

We believe that the launch of Transplicity as our translation technology platform in March 2013 and continued investments in our technology have differentiated us from our competitors and have given us the opportunity to greatly expand our customer base. Transplicity drove revenue growth of 17% in 2013, 18% in 2014 and 22% in the first quarter of 2015. Our focus in the future will be to continue to drive revenue growth by enhancing the capabilities of Transplicity and further investing in sales and marketing activities.

Discussion of Critical Accounting Policies and Estimates

Discussion of the financial condition and results of our operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those discussed below. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the consolidated financial statements.

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three months ended March 31, 2015.

Results of Operations - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended March 31,
Item	2015	2014	% Change (Year Over Year)
	(in thousands)	(in thousands)
Revenues	$7,481	$6,154	22%
Operating expenses:
Cost of revenues	4,411	3,939	12%
Sales and marketing	920	774	19%
Research and development	433	460	(6)%
General and administrative	1,448	1,098	32%
Depreciation and amortization	230	241	(5)%
Income (loss) from operations	39	(358)	111%
Other income (expense):
Interest	(19)	(23)	(17)%
Foreign currency	(6)	1	nm
Income tax expense	(10)	(20)	(50)%
Net income (loss)	$4	$(400)	101%

Revenues

Revenues totaled $7,481,000 in the first quarter of 2015 compared to $6,154,000 in the same period in 2014, an increase of 22%. The increase was due to several factors, including the continued acceptance of Transplicity, which was launched in late March 2013, the implementation of a strategic account management program, and revenue from recently added customers in the United States. Domestic revenue grew 25% during the first quarter while international revenue grew 11%.

Operating Expenses

Cost of Revenues. Cost of revenues in the first quarter of 2015 increased $472,000 or 12%, compared to the same period in 2014.  As a percentage of revenues, cost of revenues was 59% of revenue in the first quarter of 2015 compared to 64% in the same period in 2014. Contributing to the decline in percentage was the strengthening of the U.S. dollar versus the euro. Outside translator costs were 45% of revenues in the first quarter of 2015 compared to 48% in the same period last year. Translator costs can vary from quarter to quarter based on the specific language needs of our customers. Compensation costs for our internal operations personnel were 13% in the first quarter of 2015 compared to 16% in the same period in 2014.The improvement was due to not having to hire staff at the same rate as our 22% growth in revenue. We do expect to add operations staff during the rest of 2015 to support further growth in our business.

Sales and Marketing. Sales and marketing expense in the first quarter of 2015 increased $146,000, or 19%, compared to the same period in 2014. For the same periods, as a percentage of revenues, sales and marketing expense was 12% in 2015 compared to 13% in 2014. The increase in dollars was due principally to higher compensation due to having more sales personnel, and higher commissions due to increased revenues.

Research and Development.  Research and development expense in the first quarter of 2015 decreased $27,000, or 6%, compared to the same period in 2014. For the same periods, as a percentage of revenues, research and development expense was 6% in 2015 and 7% in 2014. The decline in dollars and percentage of revenues was due to recruiting fees paid in 2014 to bring on additional development staff, which did not recur in 2015.

General and Administrative.  General and administrative expense in the first quarter of 2015 increased $350,000, or 32%, compared to the same period in 2014. For the same periods, as a percentage of revenues, general and administrative expense was 19% in 2015 compared to 18% in 2014. The principal reason for the increase in dollars and percentage of revenues was due to incentive compensation of $228,000 earned under the Company’s Short-Term Incentive Plan. The Short-Term Incentive Plan has been in existence since the fourth quarter of 2013 and rewards all eligible employees when the Company exceeds its pre-determined quarterly financial targets. There were no amounts paid in the first quarter of 2014 because the Company did not meet its financial target. The remaining increase in dollars was due to several factors, including increased wages and benefits relating to the addition of personnel, including a Vice President of Global Life Science Services, additional stock compensation expense, and professional service fees related to the search for a new Chief Operating Officer.

Depreciation and Amortization.   Depreciation and amortization expense in the first quarter of 2015 decreased $11,000, or 5%, compared to the same period in 2014. The decrease was a result of lower fixed asset balances.

Interest Expense

Interest expense in the first quarter of 2015 was $19,000 compared to $23,000 in the same period of 2014. The decline was due to lower capital lease obligation balances and lower fees related to the Company’s line of credit.

Income Tax Expense

Income tax expense in the first quarter of 2015 decreased by $10,000 compared to the same period in 2014 due to a reduction in taxes withheld on business in China.

Operating Profit

The Company had income from operations of $39,000 in the first three months of 2015 compared to a loss from operations of $358,000 in the same period in 2014. The 111% improvement was due to the aforementioned 22% increase in revenues and reduction in cost of revenues as a percentage of revenues.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended March 31,
(in thousands)	2015	2014
Net income (loss)	$4	$(400)
Interest expense	19	23
Income taxes	10	20
Depreciation and amortization	230	241
Stock-based compensation	83	64
Adjusted EBITDA	$346	$(52)

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three months ended March 31,
(amounts in thousands)	2015	2014
Cash flows provided by (used in) :
Operating activities	$151	$(4)
Investing activities	(139)	(104)
Financing activities	(36)	(45)
Net decrease in cash	(24)	(153)
Effect of exchange rate changes in cash	(17)	(6)
Cash and equivalents, beginning of period	4,662	1,364
Cash and equivalents, end of period	$4,621	$1,205

Net Cash Provided by (Used in) Operating Activities

The increase in the net cash generated in the first three months of 2015 compared to cash used in the first three months of 2014 was due to our Adjusted EBITDA (see explanation of Adjusted EBITDA above) of $346,000 offset by changes in our operating assets and liabilities, principally increases to accounts receivable and unbilled services.

Net Cash Used in Investing Activities

Net cash used in investing activities in both periods relate principally to the purchase of equipment and long-term software licenses for the business.

Net Cash Used in Financing Activities

Cash used in financing activities in the first three months of 2015 consist of $48,000 of payments made on capital lease obligations offset by proceeds from the exercise of stock options by Company employees. In the first three months of 2014, cash used in financing activities consisted solely of payments made on capital lease obligations.

Sources of Capital

In both periods presented, our principal source of liquidity was our cash and cash equivalents and our funds generated from the operations of the business. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company also has a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $3,000,000 or 85% of our outstanding eligible accounts receivable. As of March 31, 2015, the credit facility did not have an outstanding balance. The Company was in compliance with all covenants of the credit facility as of March 31, 2015.

Uses of Capital

Sajan’s primary uses of capital in the first three months of 2015 were to fund our operations and working capital needs and to make investments in equipment and technology. We intend to utilize our cash and cash equivalents as well as our funds generated from operations to support our business, including investing in technology, supporting ongoing sales and marketing activities both domestically and internationally, enhancing Transplicity, our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments or arrangements in place for such acquisitions.

We believe that our existing capital resources, including cash and cash equivalents, operating cash flows, and the availability of cash under our line of credit facility, will be sufficient to meet our working capital, investment in technology, and capital expenditure requirements for at least the next 12 months.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2015 there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We may be subject to legal actions, proceedings and claims in the ordinary course of business. As of the date of this report management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 23, 2015.

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

Dated: May 11, 2015	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Exhibit Index

Sajan, Inc.

Quarterly Report for the period ended March 31, 2015

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed by MathStar Inc. with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

10.1	First Amendment to Employment Agreement, between the Company and Thomas P. Skiba, dated March 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).

10.2	First Amendment to Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank, dated March 26, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2015).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

