Form 10-Q
period 2015-06-30
SAJAN INC
filed 2015-08-06
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 or

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

☐ Yes    ☒ No

As of July 30, 2015, the registrant had 4,779,001 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,091	$4,662
Accounts receivable, net of allowance	5,104	3,999
Unbilled services	1,197	1,024
Prepaid expenses and other current assets	549	550
Total current assets	10,941	10,235

Property and equipment, net	782	711

Other assets:
Intangible assets, net	164	256
Capitalized software development costs, net	128	213
Other assets	20	22
Total other assets	312	491

Total assets	$12,035	$11,437

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,299	$3,076
Customer prepayments	1,384	966
Accrued interest – related party	-	81
Note payable – related party	750	750
Accrued compensation and benefits	774	789
Accrued liabilities	130	128
Capital lease obligations	13	93
Total current liabilities	6,350	5,883

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,779 and 4,773 shares issued and outstanding, respectively.	48	48
Additional paid-in capital	10,486	10,327
Accumulated deficit	(4,533)	(4,540)
Accumulated other comprehensive loss	(316)	(281)
Total stockholders’ equity	5,685	5,554
Total liabilities and stockholders’ equity	$12,035	$11,437

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Amounts in thousands except per share data

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues:	$7,377	$7,240	$14,858	$13,394

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	4,481	4,331	8,892	8,270
Sales and marketing	886	863	1,806	1,637
Research and development	475	372	908	832
General and administrative	1,284	1,213	2,732	2,311
Depreciation and amortization	232	238	462	479
Total operating expenses	7,358	7,017	14,800	13,529

Income (loss) from operations	19	223	58	(135)

Other income (expense):
Interest expense	(17)	(21)	(36)	(44)
Foreign currency transaction gain (loss)	1	(4)	(5)	(3)
Total other expense	(16)	(25)	(41)	(47)

Income (loss) before income taxes	3	198	17	(182)

Income tax expense	-	14	10	34

Net income (loss)	$3	$184	$7	$(216)
Effect of foreign currency translation adjustments	(11)	(4)	(35)	(10)
Comprehensive (loss) income	$(8)	$180	$(28)	$(226)

Income (loss) per common share – basic	$0.00	$0.05	$0.00	$(0.05)
Income (loss) per common share – diluted	$0.00	$0.04	$0.00	$(0.05)
Weighted average shares outstanding – basic	4,779	4,067	4,779	4,067
Weighted average shares outstanding – diluted	4,867	4,170	4,833	4,067

 See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in thousands

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$7	$(216)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	249	268
Amortization	213	211
Stock-based compensation expense	148	129

Changes in operating assets and liabilities:
Accounts receivable	(1,105)	(943)
Unbilled services	(173)	184
Prepaid expenses and other assets	2	(148)
Accounts payable and accrued liabilities	225	638
Accrued interest – related party	(81)	(30)
Accrued compensation and benefits	(15)	95
Customer prepayments	418	489
Net cash flows (used in) provided by operating activities	(112)	677

Cash flows from investing activities:
Purchases of property and equipment	(323)	(126)
Payments on long term licenses	(36)	(18)
Net cash flows used in investing activities	(359)	(144)

Cash flows from financing activities:
Payments of deferred financing costs	-	(217)
Payments on capital lease obligations	(80)	(92)
Proceeds from exercise of stock options	11	-
Net cash flows used in financing activities	(69)	(309)

Net change in cash and cash equivalents	(540)	224

Effect of exchange rate changes in cash	(31)	(10)
Cash and cash equivalents – beginning of period	4,662	1,364

Cash and cash equivalents – end of period	$4,091	$1,578

Cash paid for taxes	$10	$31
Cash paid for interest including loan fees	$124	$155

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in this report.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and which, in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the condensed consolidated financial statements not misleading.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at both June 30, 2015 and December 31, 2014. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

Income/Loss Per Common Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.

For the three months ended June 30, 2015 and 2014 we excluded options to purchase 91 and 40 shares, respectively, from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive. For the six months ended June 30, 2015 we excluded options to purchase 43 shares from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive. For the six months ended June 30, 2014 we excluded all options and warrants to purchase shares because the Company had a net loss and inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended June 30,
	2015	2014
Numerator:
Net income	$3	$184
Denominator:
Weighted average common shares outstanding - basic	4,779	4,067
Effect of dilutive stock options and warrants	88	103
Weighted average common shares outstanding - diluted	4,867	4,170
Basic income per common share	$0.00	$0.05
Diluted income per common share	$0.00	$0.04

	Six months ended June 30,
	2015	2014
Numerator:
Net income (loss)	$7	$(216)
Denominator:
Weighted average common shares outstanding - basic	4,779	4,067
Effect of dilutive stock options and warrants	54	-
Weighted average common shares outstanding - diluted	4,833	4,067
Basic income (loss) per common share	$0.00	$(0.05)
Diluted income (loss) per common share	$0.00	$(0.05)

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

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and are as follows:

	June 30, 2015	December 31, 2014
Customer lists acquired	$784	$784
Patents and licenses	283	247
Less accumulated amortization	(903)	(775)
Total intangible assets, net	$164	$256

Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is one year. Amortization of intangible assets was $64 and $60 for the three-month periods ended June 30, 2015 and 2014, respectively, and $128 and $121 for the six-month periods ended June 30, 2015 and 2014, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2015, 2016, 2017, 2018, and 2019 and thereafter is $222, $37, $2, $2, and $11, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There were no indicators of impairment or impairment for the three and six months ended June 30, 2015 and 2014.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that are developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. The Company did not capitalize any additional software development costs in the three or six months ended June 30, 2015 or 2014.

Total capitalized software development costs consist of the following as of:

	June 30, 2015	December 31, 2014
Capitalized software development costs	$543	$543
Less accumulated amortization	(415)	(330)
Total capitalized software development costs, net	$128	$213

When the software projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense was $42 and $45 for the three months ended June 30, 2015 and 2014, respectively and $85 and $90 for the six months ended June 30, 2015 and 2014, respectively. Amortization expense for capitalized software costs is expected to be $170 and $43 in fiscal year 2015 and 2016, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense was $65 for each of the three months ended June 30, 2015 and 2014, and $148 and $129 for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, there was approximately $620 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were options to purchase 26 and 48 shares issued during the three and six months ended June 30, 2015, respectively. There were options to purchase 8 shares issued during the three and six months ended June 30, 2014. In determining the compensation cost of the options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended June 30,
	2015	2014
Risk-free interest rate	1.5%	1.6%
Expected life of options granted	7 Yrs.	7 Yrs.
Expected volatility range	81.8%	91.6%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended June 30, 2015 and 2014 have a weighted-average grant date fair value of $4.28 and $4.66 per share, respectively.

	Six months ended June 30,
	2015	2014
Risk-free interest rate	1.5%	1.6%
Expected life of options granted	7 Yrs.	7 Yrs.
Expected volatility range	85.4%	91.6%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the six months ended June 30, 2015 and 2014 have a weighted-average grant date fair value of $4.38 and $4.66 per share, respectively.

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

The Company considers revenue earned and realizable at the time services are performed and amounts are earned. Sajan considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. The Company recognizes revenue for translation services on a standard “per word” basis at the time the translation is completed. The Company recognizes revenue for professional services when the services have been completed in accordance with the statement of work.

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

Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized and customer prepayment for services are recorded as customer prepayments to the extent cash has been received.

Cost of Revenues

Cost of revenues consists primarily of expenses incurred for translation services provided by third parties as well as salaries and associated employee benefits for personnel related to client projects.

Research and Development

Research and development expenses primarily represent costs incurred for development of enhancements and maintenance to the Company’s operating software system and include costs incurred during the preliminary project stage of development or related to training or maintenance activities. To a lesser degree, research and development expenses also consist of costs to add features to the Company’s operating software system that could make portions of the system licensable to outside third parties. Research and development expenses consist primarily of salaries and related costs of software engineers, and fees paid to third party consultants. All research and development expenses are expensed as incurred.

Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at period-end exchange rates with cumulative translation adjustments included as a component of stockholders’ equity. Income and expense items are translated at average foreign exchange rates prevailing during the period. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at period-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Comprehensive Income (Loss).

Income Tax

Current income taxes are recorded based on statutory obligations for the current operating period for the various countries in which the Company has operations.

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

In April 2015, the FASB issued for public comment a proposed Accounting Standards Update (ASU) that would defer the effective date of the new revenue recognition standard by one year. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. FASB does permit the adoption of the new revenue standard early, but not before the original effective date for annual periods beginning after December 15, 2016.  The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

Accounts receivable concentration. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At June 30, 2015 two customers accounted for 19% and 10% of accounts receivable and at December 31, 2014, one different customer accounted for 16% of accounts receivable.

Sales concentration. For the three and six months ended June 30, 2015, no customers accounted for over 10% of the Company’s total revenue. For the three and six months ended June 30, 2014, one customer accounted for 15% and 14% of total revenue, respectively.

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

Net revenues per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended June 30,
	2015		2014
	Revenues	Percent	Revenues	Percent
United States	$5,534	75%	$5,057	70%
Asia	224	3%	328	4%
Europe	1,365	19%	1,513	21%
Other International	254	3%	342	5%
Total Revenues	$7,377	100%	$7,240	100%

	Six Months Ended June 30,
	2015		2014
	Revenues	Percent	Revenues	Percent
United States	$11,439	77%	$9,798	73%
Asia	376	3%	517	4%
Europe	2,293	15%	2,587	19%
Other International	750	5%	492	4%
Total Sales	$14,858	100%	$13,394	100%

For the three and six months ended June 30, 2015 and 2014, no single foreign country accounted for 10% or more of net revenues.

4.	Related Party Transactions

Note Payable

The Company has a note payable in the amount of $750,000, plus accrued interest thereon, to Shannon and Angela Zimmerman. Shannon Zimmerman is currently, and prior to June 8, 2015 Angela Zimmerman was, an executive officer of Company. Each is a director of the Company and a beneficial owner of the Company's outstanding voting common stock. The note has a maturity date of August 23, 2015, and carries an interest rate of 8%.  Accrued interest was $0 as of June 30, 2015 and $81 as of December 31, 2014.  Interest expense was $15 in both three-month periods ended June 30, 2015 and 2014 and $30 in both six-month periods ended June 30, 2015 and 2014.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $86 in both three-month periods ended June 30, 2015 and 2014 and $172 in both six-month periods ended June 30, 2015 and 2014.

5.	Credit Facility

In March 2012, the Company entered into a one-year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (the “Credit Facility”) with SVB which consisted of a two-year revolving working capital line of credit. The Credit Facility was amended again in March 2015 and extended for another two-year period. The Credit Facility, as amended, permits borrowings of up to a principal amount equal to the lesser of (a) $3,000 or (b) 85% of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. The Credit Facility matures on March 28, 2017. Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Company’s liquidity ratio is greater than or equal to 1.75 to 1.0 and (b) 2.25% above the Prime Rate when the Company’s liquidity ratio is less than 1.75 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.1875% per annum on the average unused portion. There was no outstanding balance as of June 30, 2015 under the Credit Facility.

The Credit Facility, as amended, is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB, as amended on March 28, 2015 (as amended, the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $2,500, increasing as of the last day of each of our fiscal quarters by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, as amended, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the Credit Facility as of June 30, 2015.

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

2014 Equity Incentive Plan

On June 12, 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan) as a replacement for the 2004 Amended and Restated Long Term Incentive Plan. The 2014 Plan allows the Company’s Board of Directors, or a committee of the Board, to grant awards to the Company’s employees (including named executive officers), directors, and/or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were reserved for issuance under the 2014 Plan. As of June 30, 2015 there are 268 shares of Company common stock available for issuance under the 2014 Plan. There will be no further grants of equity awards under the 2004 Amended and Restated Long Term Incentive Plan.

As of June 30, 2015, there were options to purchase a total of 446 shares outstanding with a weighted average exercise price of $5.25 per share. Additionally there were warrants to purchase 21 shares outstanding with a weighted average exercise price of $2.44 per share.

7.	Income Taxes

The Company has cumulative net operating losses available to offset future income for federal and state reporting purposes of $28,895 and $3,048, respectively, as of June 30, 2015.  There are also available research and development credit carry-forwards at June 30, 2015 of $745. The Company's federal and state net operating loss carry-forwards expire in various calendar years from 2015 through 2030 and the research and development tax credit carry-forwards expire in calendar years 2020 through 2028. Accordingly, income tax expense recognized during the three months ended June 30, 2015 and 2014 relates solely to taxes due in foreign jurisdictions where the Company does business.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2015. All balances and valuation allowances as of December 31, 2014 were evaluated and no changes were deemed necessary as of June 30, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Securities Exchange Act ”).   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report generally relate to: (i) our intent to invest in growth initiatives, including sales and marketing programs and enhancements to our translation management system; (ii) our expectations regarding the flow of business from our existing customers; (iii) our beliefs regarding the strength of our business model; (iv) our beliefs regarding the demand for translation services and the industry in general; (v) our expectation to generate positive cash flow from operations; (vi) our expectations regarding future revenue growth; (vii) our estimates of operating expenses; (viii) our beliefs regarding the adequacy of our capital resources; (ix) our intent to repay the note payable to Shannon and Angela Zimmerman; and (x) our beliefs regarding financial and business trends relating to our financial condition and results of operations.

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

We believe that the launch of Transplicity as our translation technology platform in March 2013 and continued investments in our technology have differentiated us from our competitors and have given us the opportunity to greatly expand our customer base. Transplicity drove revenue growth of 17% in 2013, 18% in 2014 and 11% in the first six months of 2015. Our focus in the future will be to continue to drive revenue growth by enhancing the capabilities of Transplicity and further investing in sales and marketing activities.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three and six months ended June 30, 2015.

Results of Operations - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The major components of revenues, cost of revenue, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended June 30,		% Change (Period
Item	2015	2014	Over Period)
	(in thousands)	(in thousands)
Revenues	$7,377	$7,240	2%
Operating expenses:
Cost of revenues	4,481	4,331	3%
Sales and marketing	886	863	3%
Research and development	475	372	28%
General and administrative	1,284	1,213	6%
Depreciation and amortization	232	238	(3)%
Income from operations	19	223	(91)%
Other income (expense):
Interest	(17)	(21)	(19)%
Foreign currency	1	(4)	(125)%
Income tax expense	-	(14)	nm
Net Income	$3	$184

Revenues

Revenues totaled $7,377,000 in the second quarter of 2015 compared to $7,240,000 in the same period in 2014, an increase of 2%. Domestic revenue grew 9% during the quarter and was primarily due to the continued acceptance of Transplicity and our increased sales and marketing efforts. Offsetting these increases was a 16% decline in international revenue during the same period. The decrease was due principally to an expected decline in revenue from our largest international customer, IBM, which was due to a worldwide reduction of translation spending at IBM. We expect revenue from IBM for the rest of 2015 to continue to less than revenue levels in 2014. Also contributing to the decline was the strengthened U.S. dollar versus the euro.

Operating Expenses

Cost of Revenues. Cost of revenues in the second quarter of 2015 increased $150,000, or 3%, compared to the same period in 2014.  As a percentage of revenues, cost of revenues was 61% of revenue in the second quarter of 2015 compared to 60% of revenue in the same period in 2014. Outside translator costs were 47% of revenues in the second quarter of 2015 compared to 46% of revenue in the same period last year. Translator costs can vary from quarter to quarter based on the specific language needs of our customers. Compensation costs for our internal operations personnel were 14% of revenue in the second quarters of both 2015 and 2014. During 2015 we have added six additional people to our worldwide operations team in order to support anticipated revenue growth. Partially offsetting the related increase in wages of these additions was the strengthening of the U.S. dollar versus the euro.

Sales and Marketing. Sales and marketing expense in the second quarter of 2015 increased $23,000, or 3%, compared to the same period in 2014. For the same periods, as a percentage of revenues, sales and marketing expense was 12% in both 2015 and 2014. The increase in dollars was primarily due principally to higher compensation costs.

Research and Development.  Research and development expense in the second quarter of 2015 increased $103,000, or 28%, compared to the same period in 2014. For the same periods, as a percentage of revenues, research and development expense was 6% in 2015 and 5% in 2014. The increase in dollars and percentage of revenues was due to the wages of additional staff hired in 2015 as well as the related recruiting fees for these new hires. These staff were added to accelerate enhancements to our operating system and to develop features that could make portions of our system licensable to third parties.

General and Administrative.  General and administrative expense in the second quarter of 2015 increased $71,000, or 6%, compared to the same period in 2014. For the same periods, as a percentage of revenues, general and administrative expense was 17% in both 2015 and 2014. The increase in dollars was due to several factors, most notably increased wages and benefits relating to the addition of personnel, which included a Vice President of Global Life Science Services and a new Chief Operating Officer, professional recruiting fees related to the search for our new Chief Operating Officer, and notice pay related to the retirement of an international employee. These increases were offset by a decrease of $151,000 in incentive compensation which occurred because the Company did not meet its second quarter 2015 financial earnings target.

Depreciation and Amortization.   Depreciation and amortization expense in the second quarter of 2015 decreased $6,000, or 3%, compared to the same period in 2014. The decrease was a result of lower fixed asset balances.

Interest Expense

Interest expense in the second quarter of 2015 was $17,000 compared to $21,000 in the same period of 2014. The decline was due to lower capital lease obligation balances and lower fees related to the Company’s line of credit.

Income Tax Expense

There was no income tax expense in the second quarter of 2015 compared to $14,000 in the same period in 2014. The decrease in taxes was due to a decrease in the Company’s taxable activities in China.

Operating Profit

The Company had income from operations of $3,000 in the second quarter of 2015 compared to income from operations of $184,000 in the same period in 2014. The decrease occurred because our revenue increase of 2% compared to 2014 was not large enough to offset the above-mentioned expense increases we incurred in the quarter.

Results of Operations - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The major components of revenues, cost of revenue, operating expenses and other expense are discussed below.

	Six Months Ended June 30,		% Change
Item	2015	2014	(Period Over Period)
	(in thousands)	(in thousands)
Revenues	$14,858	$13,394	11%
Operating Expenses:
Cost of Revenues	8,892	8,270	8%
Sales and Marketing	1,806	1,637	10%
Research and Development	908	832	9%
General and Administrative	2,732	2,311	18%
Depreciation and Amortization	462	479	(4)%
Income (loss) from operations	58	(135)	143%
Other Expense:
Interest	36	44	(18)%
Foreign Currency	5	3	67%
Income Tax Expense	10	34	(71)%
Net Income (Loss)	$7	$(216)	103%

Revenues

Our increase in revenue has been driven primarily by the continued acceptance of Transplicity, the implementation of a strategic account management program, and new customers in the United States. This has resulted in our domestic revenue increasing by 17% during the first six months of the year. Offsetting these increases was a 5% decline in international revenue during the same period. The decrease was due principally to an expected decline in revenue from our largest international customer, IBM, which was due to a worldwide reduction of translation spending at IBM. We expect revenue from IBM for the rest of 2015 to continue to less than revenue levels in 2014. Also contributing to the decline was the strengthened U.S. dollar versus the euro.

Operating Expenses

Cost of Revenues. Cost of revenues in the first six months of 2015 increased $622,000, or 8%, compared to the same period in 2014.   For the same periods, as a percentage of revenue, cost of revenues was 60% in 2015 compared to 62% in 2014. Outside translator costs were 46% of revenue in the first six months of 2015 compared to 47% of revenues in the first six months of 2014. Translator costs can vary from period to period based on the specific language needs of our customers. Compensation costs were 14% of revenue in the first half of 2015 compared to 15% of revenues in the first half of 2014. During 2015 we have added six additional people to our worldwide operations team in order to support our anticipated revenue growth. Partially offsetting the additional wages from these new people has been the strengthened US dollar compared to the euro.

Sales and Marketing. Sales and marketing expense in the first six months of 2015 increased $169,000, or 10%, compared to the same period in 2014. For the same periods, as a percentage of revenues, sales and marketing expense was 12% in both 2015 and 2014. The increase in dollars was due principally to higher compensation costs.

Research and Development.  Research and development expense in the first six months of 2015 increased $76,000, or 9%, compared to the same period in 2014. For the same periods, as a percentage of revenues, research and development expense was 6% in both 2015 and 2014. The increase in dollars is primarily due to additional development staff, which resulted in higher compensation costs. This staff was added to accelerate enhancements to our operating system and to develop features that could make portions of our system licensable to third parties.

General and Administrative.  General and administrative expense in the first six months of 2015 increased $421,000, or 18%, compared to the same period in 2014. For the same periods, as a percentage of revenues, general and administrative expense was 18% in 2015 compared to 17% in 2014. The increase in dollars and percentage of revenues was due to several factors, most notably increased wages and benefits relating to the addition of personnel, which included a Vice President of Global Life Science Services and a new Chief Operating Officer, professional recruiting fees related to the search for our new Chief Operating Officer, notice pay related to the retirement of an international employee and an increase in the amount of incentive compensation paid under the Company’s Short-Term Incentive Plan.

Depreciation and Amortization.   Depreciation and amortization expense in the first six months of 2015 decreased $17,000, or 4%, compared to the same period in 2014. The decrease was a result of lower fixed asset balances.

Interest Expense

Interest expense in the first six months of 2015 decreased by $8,000 compared to the same period in 2014.   The decrease was due to the Company having less amounts outstanding on its short-term capital lease obligations.

Income Tax Expense

Income tax expense in the first half of 2015 decreased $24,000 compared to the same period in 2014. The decrease in taxes was due to a decrease in the Company’s taxable activities in China.

Operating Profit (Loss)

The Company had income from operations of $7,000 in the first six months of 2015 compared to a loss from operations of $216,000 in the same period in 2014. The increase occurred because our revenue increased 11% compared to 2014.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income (loss)	$3	$184	$7	$(216)
Interest expense	17	21	36	44
Income taxes	-	14	10	34
Depreciation and amortization	232	238	462	479
Stock-based compensation	65	65	148	129
Adjusted EBITDA	$317	$522	$663	$470

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six months ended June 30,
(amounts in thousands)	2015	2014
Cash flows provided by (used in) :
Operating activities	$(112)	$677
Investing activities	(359)	(144)
Financing activities	(69)	(309)
Net (decrease) increase in cash	(540)	224
Effect of exchange rate changes in cash	(31)	(10)
Cash and equivalents, beginning of period	$4,662	1,364
Cash and equivalents, end of period	$4,091	$1,578

Net Cash (Used in) Provided by Operating Activities

The decrease in the net cash generated in the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in our accounts receivable of $1,105,000, which was due to increased revenues from several of our largest customers. Partially offsetting this impact on cash was a $418,000 increase in our customer prepayments, principally by two of our largest customers.

Net Cash Used in Investing Activities

Net cash used in investing activities in both periods relates principally to the purchase of software and equipment for the business.

Net Cash Used in Financing Activities

Net cash used in financing activities in the first six months of 2015 consists of $80,000 of payments made on capital lease obligations offset by proceeds from the exercise of stock options by Company employees. In the first six months of 2014, cash used in financing activities consisted of payments made on capital lease obligations and payments of deferred financing costs in conjunction with the filing of a registration statement on Form S-1.

Sources of Capital

In both periods presented, our principal source of liquidity was our cash and cash equivalents and our funds generated from the operations of the business. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company also has a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $3,000,000 or 85% of our outstanding eligible accounts receivable. As of June 30, 2015, the credit facility did not have an outstanding balance. The Company was in compliance with all covenants of the credit facility as of June 30, 2015.

Uses of Capital

Sajan’s primary uses of capital in the first six months of 2015 were to fund our operations and working capital needs and to make investments in equipment and technology. We intend to utilize our cash and cash equivalents as well as our funds generated from operations to support our business, including investing in technology, supporting ongoing sales and marketing activities both domestically and internationally, enhancing Transplicity, our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments or arrangements in place for such acquisitions.

As discussed in Note 4 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, the Company has a note payable in the amount of $750,000, plus accrued interest, to Shannon and Angela Zimmerman, which has a maturity date of August 25, 2015. We intend to pay off this note when it is due.

We believe that our existing capital resources, including cash and cash equivalents, operating cash flows, and the availability of cash under our line of credit facility, will be sufficient to make the above mentioned note payment and to meet our working capital, investment in technology, and capital expenditure requirements for at least the next 12 months.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2015 there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 6, 2015	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Exhibit Index

Sajan, Inc.

Quarterly Report for the period ended June 30, 2015

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed by MathStar Inc. with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

10.1	Second Amendment to Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank, dated May 5, 2015 (filed herewith).

10.2	Offer Letter, between the Company and Paul Rome, dated May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

