Form 10-Q
period 2015-09-30
SAJAN INC
filed 2015-11-06
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 or

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

☐ Yes    ☒ No

As of November 1, 2015, the registrant had 4,782,743 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$3,278	$4,662
Accounts receivable, net of allowance	4,729	3,999
Unbilled services	1,297	1,024
Prepaid expenses and other current assets	675	550
Total current assets	9,979	10,235

Property and equipment, net	725	711

Other assets:
Intangible assets, net	118	256
Capitalized software development costs, net	86	213
Other assets	24	22
Total other assets	228	491

Total assets	$10,932	$11,437

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,448	$3,076
Customer prepayments	925	966
Accrued interest – related party	-	81
Note payable – related party	-	750
Accrued compensation and benefits	813	789
Accrued liabilities	120	128
Capital lease obligations	-	93
Total current liabilities	5,306	5,883

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,783 and 4,773 shares issued and outstanding, respectively.	48	48
Additional paid-in capital	10,561	10,327
Accumulated deficit	(4,663)	(4,540)
Accumulated other comprehensive loss	(320)	(281)
Total stockholders’ equity	5,626	5,554
Total liabilities and stockholders’ equity	$10,932	$11,437

  See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Amounts in thousands except per share data

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues:	$7,333	$7,340	$22,192	$20,734

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	4,706	4,354	13,598	12,624
Sales and marketing	974	884	2,780	2,521
Research and development	354	382	1,262	1,214
General and administrative	1,163	1,348	3,897	3,659
Depreciation and amortization	250	247	712	726
Total operating expenses	7,447	7,215	22,249	20,744

Income (loss) from operations	(114)	125	(57)	(10)

Other income (expense):
Interest expense	(11)	(20)	(47)	(64)
Foreign currency transaction gain (loss)	1	1	(5)	(2)
Total other expense	(10)	(19)	(52)	(66)

Income (loss) before income taxes	(124)	106	(109)	(76)

Income tax expense	3	5	12	39

Net income (loss)	$(127)	$101	$(121)	$(115)
Effect of foreign currency translation adjustments	(3)	(21)	(38)	(31)
Comprehensive income (loss)	$(130)	$80	$(159)	$(146)

Income (loss) per common share – basic	$(0.03)	$0.02	$(0.03)	$(0.03)
Income (loss) per common share – diluted	$(0.03)	$0.02	$(0.03)	$(0.03)
Weighted average shares outstanding – basic	4,781	4,216	4,780	4,117
Weighted average shares outstanding – diluted	4,781	4,297	4,780	4,117

 See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in thousands

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$121	$115

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	393	410
Amortization	319	316
Stock-based compensation expense	223	205

Changes in operating assets and liabilities:
Accounts receivable	(730)	-
Unbilled services	(273)	(20)
Prepaid expenses and other assets	(129)	(131)
Accounts payable and accrued liabilities	364	348
Accrued interest – related party	(81)	(45)
Accrued compensation and benefits	24	192
Customer prepayments	(41)	82
Net cash flows (used in) provided by operating activities	(52)	1,242

Cash flows from investing activities:
Purchases of property and equipment	(410)	(175)
Payments on long term licenses	(54)	(36)
Net cash flows used in investing activities	(464)	(211)

Cash flows from financing activities:
Net proceeds from issuance of stock	11	2,701
Payoff of note payable – related party	(750)	-
Payments on capital lease obligations	(93)	(138)
Net cash flows (used in) provided by financing activities	(832)	2,563

Net change in cash and cash equivalents	(1,348)	3,594

Effect of exchange rate changes in cash	(36)	(49)
Cash and cash equivalents – beginning of period	4,662	1,364

Cash and cash equivalents – end of period	3,278	$4,909

Cash paid for taxes	$12	$31
Cash paid for interest including loan fees	$128	$109

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in this report.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and which, in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the condensed consolidated financial statements not misleading.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sajan, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at both September 30, 2015 and December 31, 2014. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

For the three months ended September 30, 2015, all options and warrants to purchase shares were excluded because the Company had a net loss and inclusion of these shares would have been anti-dilutive. For the three months ended September 30, 2014, options to purchase 54 shares and warrants to purchase 13 shares were excluded from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive. For the nine months ended September 30, 2015 and 2014, all options and warrants to purchase shares were excluded because the Company had a net loss and inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended September 30,
	2015	2014
Numerator:
Net income (loss)	$(127)	$101
Denominator:
Weighted average common shares outstanding - basic	4,781	4,216
Effect of dilutive stock options and warrants	-	81
Weighted average common shares outstanding - diluted	4,781	4,297
Basic income (loss) per common share	$(0.03)	$0.02
Diluted income (loss) per common share	$(0.03)	$0.02

	Nine months ended September 30,
	2015	2014
Numerator:
Net (loss)	$(121)	$(115)
Denominator:
Weighted average common shares outstanding - basic	4,780	4,117
Effect of dilutive stock options and warrants	-	-
Weighted average common shares outstanding - diluted	4,780	4,117
Basic (loss) per common share	$(0.03)	$(0.03)
Diluted (loss) per common share	$(0.03)	$(0.03)

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

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and are as follows:

	September 30, 2015	December 31, 2014
Customer lists acquired	$784	$784
Patents and licenses	301	247
Less accumulated amortization	(967)	(775)
Total intangible assets, net	$118	$256

Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is one year. Amortization of intangible assets was $64 and $60 for the three-month periods ended September 30, 2015 and 2014, respectively, and $192 and $181 for the nine-month periods ended September 30, 2015 and 2014, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2015, 2016, 2017, 2018, and 2019 and thereafter is $222, $53, $21, $2, and $11, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There were no indicators of impairment or impairment for the three and nine months ended September 30, 2015 or 2014.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that are developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. The Company did not capitalize any additional software development costs in the three or nine months ended September 30, 2015 or 2014.

Total capitalized software development costs consist of the following as of:

	September 30, 2015	December 31, 2014
Capitalized software development costs	$543	$543
Less accumulated amortization	(457)	(330)
Total capitalized software development costs, net	$86	$213

When the software projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense was $42 and $45 for the three months ended September 30, 2015 and 2014, respectively, and $127 and $135 for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense for capitalized software costs is expected to be $170 and $43 in fiscal years 2015 and 2016, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense was $75 and $76 for the three months ended September 30, 2015 and 2014, respectively, and $223 and $205 for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, there was approximately $545 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were no options to purchase shares issued during the three months ended September 30, 2015 and options to purchase 48 shares issued during the nine months ended September 30, 2015. There were options to purchase 52 and 59 shares issued during the three and nine months ended September 30, 2014, respectively. In determining the compensation cost of the options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended September 30,
	2015	2014
Risk-free interest rate	-	1.6%
Expected life of options granted	-	7 Yrs.
Expected volatility range	-	91.5%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended September 30, 2014 have a weighted-average grant date fair value of $3.90 per share.

	Nine months ended September 30,
	2015	2014
Risk-free interest rate	1.5%	1.4%
Expected life of options granted	7 Yrs.	6 Yrs.
Expected volatility range	85.4%	79.9%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the nine months ended September 30, 2015 and 2014 have a weighted-average grant date fair value of $4.38 and $4.00 per share, respectively.

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

The Company considers revenue earned and realizable at the time services are performed and amounts are earned. The Company considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. The Company recognizes revenue for translation services on a standard “per word” basis at the time the translation is completed. The Company recognizes revenue for professional services when the services have been completed in accordance with the statement of work.

The Company’s agreements with its customers may provide the customer with a limited time period following delivery of the project for the customer to identify any non-conformities to the pre-defined project specifications. The Company has the opportunity to correct these items. Historically, errors in project deliverables have been minimal and accordingly, revenue is recognized as services are performed.

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

New Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and will create modifications to various other revenue accounting standards for specialized transactions and industries. Along with a concurrently issued International Financial Reporting Standards, ASC Section 606 is intended to conform revenue accounting principles and address the previously differing treatment between United States practice and that of much of the rest of the world. The section is also intended to enhance disclosures related to disaggregated revenue information.

In April 2015, FASB issued an Accounting Standards Update that defers the effective date of ASC Section 606 by one year. As updated, ASC Section 606 is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. FASB does permit the adoption of the new revenue standard early, but not before the original effective date for annual periods beginning after December 15, 2016.  The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

Accounts receivable concentration. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At September 30, 2015, one customer accounted for 21% of accounts receivable and at December 31, 2014, one different customer accounted for 16% of accounts receivable.

Sales concentration. For the three and nine months ended September 30, 2015, no customers accounted for over 10% of the Company’s total revenue. For the three months ended September 30, 2014, no customer accounted for more than 10% of the Company’s total revenue. For the nine months ended September 30, 2014, one customer accounted for 12% of the Company’s total revenue.

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

Net revenues per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended September 30,
	2015		2014
	Revenues	Percent	Revenues	Percent
United States	$5,583	76%	$5,359	73%
Asia	203	3%	246	3%
Europe	1,212	17%	1,490	20%
Other International	335	4%	245	4%
Total Revenues	$7,333	100%	$7,340	100%

	Nine Months Ended September 30,
	2015		2014
	Revenues	Percent	Revenues	Percent
United States	$17,021	77%	$15,157	73%
Asia	579	3%	763	4%
Europe	3,505	16%	4,077	20%
Other International	1,087	4%	737	3%
Total Sales	$22,192	100%	$20,734	100%

For the three and nine months ended September 30, 2015 and 2014, no single foreign country accounted for 10% or more of net revenues.

4.	Related Party Transactions

Note Payable

The Company previously had a note payable in the amount of $750, plus accrued interest thereon, to Shannon and Angela Zimmerman. Shannon Zimmerman is currently, and prior to June 8, 2015 Angela Zimmerman was, an executive officer of Company. Each is a director of the Company and a beneficial owner of the Company's outstanding voting common stock. The note had a maturity date of August 23, 2015, and carried an interest rate of 8%.  Accrued interest was $81 as of December 31, 2014.  Interest expense was $8 and $15 in the three-month periods ended September 30, 2015 and 2014, respectively and $38 and $45 in the nine-month periods ended September 30, 2015 and 2014, respectively. On August 20, 2015, the note payable, including accrued interest of $8 was paid in full.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC, a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $86 in both three-month periods ended September 30, 2015 and 2014 and $258 in both nine-month periods ended September 30, 2015 and 2014.

5.	Credit Facility

In March 2012, the Company entered into a one-year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (as amended from time to time, the “Credit Facility”) with SVB, which consisted of a two-year revolving working capital line of credit. The Credit Facility was amended in March 2015 and extended for another two-year period. The Credit Facility permits borrowings of up to a principal amount equal to the lesser of (a) $3,000 or (b) 85% of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. The Credit Facility matures on March 28, 2017. Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Company’s liquidity ratio is greater than or equal to 1.75 to 1.0 and (b) 2.25% above the Prime Rate when the Company’s liquidity ratio is less than 1.75 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.1875% per annum on the average unused portion. There was no outstanding balance as of September 30, 2015 and December 31, 2014 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB, as amended on March 28, 2015 and May 5, 2015 (as amended, the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $2,500, increasing as of the last day of each fiscal quarter by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the Credit Facility as of September 30, 2015.

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

2014 Equity Incentive Plan

On June 12, 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan) as a replacement for the 2004 Amended and Restated Long Term Incentive Plan. The 2014 Plan allows the Company’s Board of Directors, or a committee of the Board, to grant awards to the Company’s employees (including named executive officers), directors, and/or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were reserved for issuance under the 2014 Plan. As of September 30, 2015, there are 268 shares of Company common stock available for issuance under the 2014 Plan.

As of September 30, 2015, there were options to purchase a total of 419 shares outstanding with a weighted average exercise price of $5.27 per share. Additionally there were warrants to purchase 21 shares outstanding with a weighted average exercise price of $2.44 per share.

7.	Income Taxes

The Company has cumulative net operating losses available to offset future income for federal and state reporting purposes of $28,895 and $3,048, respectively, as of September 30, 2015.  There are also available research and development credit carry-forwards at September 30, 2015 of $745. The Company's federal and state net operating loss carry-forwards expire in various years from 2015 through 2030, and the research and development tax credit carry-forwards expire in years 2020 through 2028. Income tax expense recognized during the three months ended September 30, 2015 and 2014 relates solely to taxes due in foreign jurisdictions where the Company does business.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2015. All balances and valuation allowances as of December 31, 2014 were evaluated and no changes were deemed necessary as of September 30, 2015.

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

We believe that the launch of Transplicity as our translation technology platform in March 2013 and continued investments in our technology have differentiated us from our competitors and have given us the opportunity to greatly expand our customer base. Transplicity drove revenue growth of 17% in 2013, 18% in 2014 and 7% in the first nine months of 2015. Our focus in the future will be to continue to drive revenue growth by enhancing the capabilities of Transplicity and further investing in sales and marketing activities.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2015.

Results of Operations - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The major components of revenues, cost of revenues, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended September 30,
Item	2015	2014	% Change (Period Over Period)
	(in thousands)	(in thousands)
Revenues	$7,333	$7,340	0%
Operating expenses:
Cost of revenues	4,706	4,354	8%
Sales and marketing	974	884	10%
Research and development	354	382	(7)%
General and administrative	1,163	1,348	(14)%
Depreciation and amortization	250	247	1%
Income (loss) from operations	(114)	125	(191)%
Other income (expense):
Interest	(11)	(20)	(45)%
Foreign currency	1	1	0%
Income tax expense	3	5	(40)%
Net Income (Loss)	$(127)	$101	(226)%

Revenues

Revenues totaled $7,333,000 in the third quarter of 2015 compared to $7,340,000 in the same period in 2014. Domestic revenue grew 4% during the quarter while international revenue declined 12%. Domestic revenue was positively impacted by revenue from new clients, an increase in revenue from clients in our Global Life Science Service Practice, and increased revenue from three of our top four domestic customers. Offsetting these increases were declines in six of last year’s top ten customers. These declines were due to timing of projects received from these customers during the quarter. The decrease in international revenue was due principally to an expected decline in revenue from our largest international customer, IBM, which was due to a worldwide reduction of translation spending at IBM. Excluding IBM, international revenue declined 2% which was due mainly to the strengthened U.S. dollar versus the euro. We expect revenue from IBM for the fourth quarter of 2015 to be less than the fourth quarter of 2014.

Operating Expenses

Cost of Revenues. Cost of revenues in the third quarter of 2015 increased $352,000, or 8%, compared to the same period in 2014.  As a percentage of revenues, cost of revenues was 64% of revenue in the third quarter of 2015 compared to 59% of revenue in the same period in 2014. Outside translator costs were 49% of revenues in the third quarter of 2015 compared to 46% of revenue in the same period last year. Translator margins can vary from quarter to quarter based on customer and language mix during the quarter. The increased percentage is due principally to reduced pricing granted to some of our larger customers during the quarter. Compensation costs for our internal operations personnel were 16% of revenues in the third quarter of 2015 compared to 13% in the same period last year. During 2015, we have added nine additional people to our worldwide operations team in order to support anticipated revenue growth. Since revenues did not increase in the current quarter, the cost as a percentage of revenue increased when compared to the prior year. Partially offsetting the related increase in wages of these additions was the strengthening of the U.S. dollar versus the euro.

Sales and Marketing. Sales and marketing expense in the third quarter of 2015 increased $90,000, or 10%, compared to the same period in 2014. For the same periods, as a percentage of revenues, sales and marketing expense was 13% in 2015 compared to 12% in 2014. The increase in dollars was primarily due to higher compensation costs because of additional sales and marketing staff hired in 2015 to drive revenue growth.

Research and Development.  Research and development expense in the third quarter of 2015 decreased by $28,000, or 7%, compared to the same period in 2014. For the same periods, as a percentage of revenues, research and development expense was 5% in both 2015 and 2014. The slight decrease in dollars was due principally to outside contract labor expenses incurred in 2014 that did not repeat in 2015.

General and Administrative.  General and administrative expense in the third quarter of 2015 decreased $185,000, or 14%, compared to the same period in 2014. For the same periods, as a percentage of revenues, general and administrative expense was 16% in 2015 and 18% in 2014. The decrease in dollars was due principally to a decrease of $264,000 in incentive compensation, which occurred because the Company did not meet its internal financial earnings target for the third quarter of 2015. This decrease was partially offset by two key senior staff additions, a Vice President of Global Life Science Services and a new Chief Operating Officer.

Depreciation and Amortization.   Depreciation and amortization expense in the third quarter of 2015 increased by $3,000, or 1%, compared to the same period in 2014. The increase was a result of higher fixed asset balances.

Interest Expense

Interest expense in the third quarter of 2015 was $11,000 compared to $20,000 in the same period of 2014. The decline was due to lower capital lease obligation balances and the payoff of the Company’s note payable to related parties, which occurred during the quarter.

Income Tax Expense

There was $3,000 of income tax expense in the third quarter of 2015 compared to $5,000 in the same period in 2014. The decrease in taxes was due to a decrease in the Company’s taxable activities in China.

Operating Profit (Loss)

The Company had a loss from operations of $127,000 in the third quarter of 2015 compared to income from operations of $101,000 in the same period in 2014. The decrease occurred because our revenues did not increase compared to 2014 to offset the above-mentioned expense increases in cost of revenues and sales and marketing expenses.

Results of Operations - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The major components of revenues, cost of revenues, operating expenses and other expense are discussed below.

	Nine Months Ended September 30,
Item	2015	2014	% Change (Period Over Period)
	(in thousands)	(in thousands)
Revenues	$22,192	$20,734	7%
Operating Expenses:
Cost of Revenues	13,598	12,624	8%
Sales and Marketing	2,780	2,521	10%
Research and Development	1,262	1,214	4%
General and Administrative	3,897	3,659	7%
Depreciation and Amortization	712	726	(2)%
Loss from operations	(57)	(10)	460%
Other Expense:
Interest	47	64	(27)%
Foreign Currency	5	2	150%
Income Tax Expense	12	39	(69)%
Net Loss	$(121)	$(115)	4%

Revenues

Our increase in revenues has been driven primarily by the continued acceptance of Transplicity and the implementation of a strategic account management program. This has resulted in our domestic revenue increasing by 12% during the first nine months of the year. The growth has come principally from three of our largest five domestic customers, increases in our Global Life Science Service Practice and new customers. International revenue has declined 7% during the same period. The decrease was due principally to an expected decline in revenue from our largest international customer, IBM, which was due to a worldwide reduction of translation spending at IBM. Also contributing to the decline in international revenue was the strengthened U.S. dollar versus the euro. Excluding IBM, international revenues grew 15% during the first nine months of 2015 and total revenues grew 13%. We expect revenues from IBM for the fourth quarter of 2015 to continue to be less than the fourth quarter of 2014.

Operating Expenses

Cost of Revenues. Cost of revenues in the first nine months of 2015 increased $974,000, or 8%, compared to the same period in 2014.   For the same periods, as a percentage of revenues, cost of revenues was 61% in both 2015 and 2014. Outside translator costs were 47% of revenue in the first nine months of both 2015 and 2014. Translator costs can vary from period to period based on the specific language needs of our customers. Compensation costs were 14% of revenues in the first nine months of both 2015 and 2014. During 2015 we have added nine additional people to our worldwide operations team in order to support our anticipated revenue growth. Partially offsetting the additional wages from these new people has been the strengthened U.S. dollar compared to the euro.

Sales and Marketing. Sales and marketing expense in the first nine months of 2015 increased $259,000, or 10%, compared to the same period in 2014. For the same periods, as a percentage of revenues, sales and marketing expense was 12% in both 2015 and 2014. The increase in dollars was due principally to higher compensation costs and notice pay related to the departure of an international employee.

Research and Development.  Research and development expense in the first nine months of 2015 increased $48,000, or 4%, compared to the same period in 2014. For the same periods, as a percentage of revenues, research and development expense was 6% in both 2015 and 2014. The increase in dollars is primarily due to additional development staff, which resulted in higher compensation costs.

General and Administrative.  General and administrative expense in the first nine months of 2015 increased $238,000, or 7%, compared to the same period in 2014. For the same periods, as a percentage of revenues, general and administrative expense was 18% in both 2015 and 2014. The increase in dollars was due to several factors, most notably increased wages and benefits relating to the addition of personnel, which included a Vice President of Global Life Science Services and a new Chief Operating Officer, professional recruiting fees related to the search for our new Chief Operating Officer, and notice pay related to the retirement of an international employee. These increases were offset by a decrease in the amount of incentive compensation paid under the Company’s Short-Term Incentive Plan.

Depreciation and Amortization.   Depreciation and amortization expense in the first nine months of 2015 decreased $14,000, or 2%, compared to the same period in 2014. The decrease was a result of lower fixed asset balances.

Interest Expense

Interest expense in the first nine months of 2015 decreased by $17,000 compared to the same period in 2014.   The decrease was due to the Company having lower amounts outstanding on its short-term capital lease obligations and the payoff of its note payable to related parties which occurred in the third quarter of 2015.

Income Tax Expense

Income tax expense in the first nine months of 2015 decreased $27,000 compared to the same period in 2014. The decrease in taxes was due to a decrease in the Company’s taxable activities in China.

Operating Loss

The Company had a loss from operations of $120,000 in the first nine months of 2015 compared to a loss from operations of $115,000 in the same period in 2014. The higher loss is due to a smaller revenue growth than needed to offset the above mentioned increases in expenses.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income (loss)	$(127)	$101	$(121)	$(115)
Interest expense	11	20	47	64
Income taxes	3	5	12	39
Depreciation and amortization	250	247	712	726
Stock-based compensation	75	76	223	205
Adjusted EBITDA	$212	$449	$873	$919

We calculate Adjusted EBITDA by taking net (loss) income calculated in accordance with GAAP, and adding interest expense, income taxes, depreciation and amortization, and stock-based compensation. We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses and for budgeting and planning purposes. This measure is also used in financial reports prepared for management and our board of directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies, many of which present similar non-GAAP financial measures to investors.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine months ended September 30,
(amounts in thousands)	2015	2014
Cash flows (used in) provided by :
Operating activities	$(52)	$1,242
Investing activities	(464)	(211)
Financing activities	(832)	2,563
Net (decrease) increase in cash	(1,348)	3,594
Effect of exchange rate changes in cash	(36)	(49)
Cash and equivalents, beginning of period	4,662	1,364
Cash and equivalents, end of period	$3,278	$4,909

Net Cash (Used in) Provided by Operating Activities

The decrease in the net cash generated in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in our accounts receivable of $730,000, which was due to increased revenues from several of our largest customers.

Net Cash Used in Investing Activities

Net cash used in investing activities in both periods relates principally to the purchase of software and equipment for the business.

Net Cash (Used in) Provided by Financing Activities

The significant items impacting net cash used in financing activities in the first nine months of 2015 include the scheduled $750,000 payment in full on our note payable to a related party, which was made in the third quarter, and $93,000 of payments made on capital lease obligations. As of September 30, 2015 the Company has no further capital lease obligations. In the first nine months of 2014, cash provided by financing activities consisted of an equity offering with proceeds of $2,701,000 offset by principal payments on our capital lease obligations of $138,000.

Sources of Capital

In both periods presented, our principal source of liquidity was our cash and cash equivalents and our funds generated from the operations of the business. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company also has a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $3,000,000 or 85% of our outstanding eligible accounts receivable. As of September 30, 2015, the credit facility did not have an outstanding balance. The Company was in compliance with all covenants of the credit facility as of September 30, 2015.

Uses of Capital

Sajan’s primary uses of capital in the first nine months of 2015 were to fund our operations and working capital needs and to make investments in equipment and technology. We intend to utilize our cash and cash equivalents as well as our funds generated from operations to support our business, including investing in technology, supporting ongoing sales and marketing activities both domestically and internationally, enhancing Transplicity, our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments or arrangements in place for such acquisitions.

As discussed in Note 4 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, the Company had a note payable in the amount of $750,000, plus accrued interest, to Shannon and Angela Zimmerman, which had a maturity date of August 25, 2015. The Company repaid this note in full on August 23, 2015.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2015 there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 6, 2015	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Exhibit Index

Sajan, Inc.

Quarterly Report for the period ended September 30, 2015

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed by MathStar Inc. with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A – Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B – Form of Right Certificate; Exhibit C – Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

