Form 10-K
period 2015-12-31
SAJAN INC
filed 2016-03-16
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2015 was approximately $18,164,564 based on the closing sales price of $5.29 per share as reported on the NASDAQ Capital Market.

As of March 8, 2016, there were 4,782,743 shares of our common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K

2015 Annual Report on Form 10-K

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements reflect the current view about future events.   When used in this Annual Report on Form 10-K the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”),  its subsidiaries or its management identify forward-looking statements. Our forward-looking statements in this report generally relate to: our expectations regarding customer demand, market growth rates and conditions, pricing, our competitive position and strategic opportunities; our expectations regarding our expenses; our beliefs regarding the benefits of our technology and our ability to adapt to changing industry conditions; expectations regarding international sales; our intent with respect to intellectual property protection and research and development activities; our intent to grow organically and through acquisitions; our expectations regarding staffing to support revenue growth; our intent to retain earnings to fund development; our expected growth initiatives; our expectations regarding our deferred tax assets; and our expectations with respect to cash flows and adequacy of capital resources, including with respect to our credit facility.  Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.  Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of this Annual Report on Form 10-K) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include:

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

PART I

ITEM 1.    BUSINESS

Sajan is a leading provider of language translation solutions. According to research completed by Common Sense Advisory (“CSA”), we were ranked as having the 8th highest revenue out of approximately 4,000 North American translation service providers in 2014. Our customers sell products into global markets and use our solutions to translate sales and marketing materials, packaging, user manuals, technical support and training documents, product manuals, instructions, warnings, and other product information into numerous languages. We combine our internally developed proprietary technology and high quality translation services to provide language translation solutions that are fast, reliable, and user-friendly. By utilizing an integrated technology and service-based approach to language translation, we offer comprehensive solutions that allow customers to rely upon a single provider to meet all of their language translation needs. Our cloud-based technology delivers a secure online solution that can be offered on a modular basis, which makes it attractive in both small business settings and large enterprise environments. Sajan provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, and retail industries. We are located in River Falls, Wisconsin and have wholly-owned subsidiaries in Ireland (“Sajan Software”), Spain (“Sajan Spain”) and Singapore (“Sajan Singapore”).

Products and Services

Sajan delivers translated content to its customers for use on their websites and in their software products, training and instruction manuals, marketing materials, legal documents, as well as for many other uses. Our solution does not alter the customer’s content, but creates value for the customer by delivering that content translated in multiple languages. By combining advanced technology, innovative processes and a pronounced commitment to quality, our solutions are built to deliver translated content that meets customers’ quality expectations in a faster timeframe and at a lower overall cost than comparable translation solutions.

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

Sajan released SiteSync™ in late 2014. SiteSync is a technology component that automates global website translation and ongoing management. Simply, it pulls in content from a source language website and, by integrating into Transplicity, it performs the translation of all content. Once published, as source content changes, SiteSync detects this and automatically begins the translation process. This solution results in faster updates to website content and a lower total cost of ownership for any company managing multilingual websites.

We employ a “widget” approach to the work surface of Transplicity’s customer portal. In the context of computing, widgets are discrete applications that can be installed on a website or other user work space that perform specific functions. This approach allows customers to build a customized experience by selecting the features of our product that they wish to employ as visible components on their user interface, and enables a degree of personalization not previously found in the market. Users can quickly modify the functional widgets they use on the work surface. This personalization enables customers to modify the visual theme of the website itself, which allows broad enterprise adoption and branding for a specific company. The personalized widget approach also allows us to provide for additional functions and add them to the existing Transplicity platform on either an enterprise or customized basis.

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

Market Size

Research completed by Common Sense Advisory (“CSA”) confirms that the language translation market continues to grow. According to CSA’s research, the worldwide cost of global multilingual content delivery in 2014 was $37 billion and is expected to reach $50 billion by 2019.

The LSP network is extremely fragmented. Approximately two-thirds of the total provider universe employs fewer than five employees. The market consists largely of traditional LSPs, meaning that these language service providers are very good at providing language translation service, but do not necessarily offer technological solutions, which are becoming more and more vital.

The top 100 providers based on revenue accounted for 15% of the total market opportunity at December 31, 2014. In the latest CSA survey, based on 2014 revenue, Sajan is ranked as the 32nd largest provider in the world and 8th largest in North America.

LSPs with a worldwide presence also have a distinct advantage in their ability to provide 24/7 services to their international customers. According to CSA’s market research, the breakdown of 2014 language services revenue by geographical region is as follows:

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

As previously stated, the top 100 providers accounted for approximately 15% of the total market opportunity at December 31, 2014. The level of fragmentation and small concentration of larger providers gives some insight into the broader market’s ability to innovate. In most cases, this larger by quantity, smaller by revenue market segment does not produce the revenue and profit for adequate investment in technology or other forms of innovation. In the face of rising demand, we believe this lack of investment in technology will prove to be a long-term challenge and foster further market consolidation.

We believe that only a very small number of the largest LSPs, such as SDL, Transperfect and Lionbridge, provide legitimate full featured technology offerings and the breadth of solutions to meet the larger, more complex buyer.

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

We believe that Sajan is well positioned and is unique when compared to those companies noted above. Sajan offers a complete solution and our Transplicity platform spans the full spectrum of business processes. Recent solution additions such as SiteSync have furthered strengthened Sajan’s overall technology solution. This means that customers will not have to adapt or integrate disparate technologies. Sajan’s patented contextual indexing technology enables Sajan to perform in a superior manner by providing customers with reuse of words, speed and quality.

Marketing and Sales

Substantially all of our revenues have been generated through our internal direct sales force and the efforts of our senior management team. As of December 31, 2015, we had 7 marketing professionals, 14 direct sales professionals in the United States and Europe, and 4 employees in our professional service group.

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

Major Customers

We derive a significant portion of our revenues from a limited number of large customers. In 2015 and 2014, we had one customer, IBM, that accounted for 8% and 12% of our revenues, respectively. On a combined basis, 53% of our revenue in 2015 and 54% of our revenue in 2014 came from our ten largest customers.

Geographic Areas of Operations

We generate revenues worldwide. In 2015, 76% of our revenues were generated within the United States and 24% were generated internationally. Currently, no foreign country accounts for more than 10% of our revenue.

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

We have registered and use domain names sajan.com, authoringcoach.com, and sajansoftware.com.  We use, or intend to use, and claim rights to various trade names and trademarks to identify our language translation services and products. We have obtained a registered U.S. mark for the Sajan logo. We also use and claim rights to the “Sajan™”, “GCMS™”, “Transplicity™”, “SiteSync™”, “X-Content Integration™”,  “TMate™”, and “Authoring Coach™” marks.

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

Research and Development

Our research and development occurs at our offices in River Falls, Wisconsin and Dublin, Ireland. We spent $1,688,000 in 2015 and $1,671,000 in 2014 on research and development. Research and development expenses consist primarily of wages and benefits for product strategy and development personnel. We have focused our research and development efforts on the industrialization of the Transplicity platform and its component modules for use by the various participants involved in the content globalization process. Functional development has focused on improving ease of use, functionality, scalability and efficiency of Translation Memory processing.

Employees

As of December 31, 2015, we had 142 full-time employees. Our employees include software development engineers, project managers and language specialists, as well as sales and marketing, quality assurance and administrative team members. We have 89 employees in our River Falls, Wisconsin office, 5 employees that work from their home offices in the United States, 30 employees in our Dublin, Ireland office, 2 employees that work from their home offices in France, 1 employee that works from their home office in the Netherlands, 12 employees in our Madrid, Spain office and 3 employees in our Singapore office. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. In addition, we utilize the services of approximately 3,500 human translators, all of whom are either independent contractors or who work for single language vendors or multiple language vendors, and we utilize consultants to perform short-term project-based services, which is a more cost-effective strategy than hiring additional full-time employees.

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

Our revenues in 2015 totaled $29,688,000 and grew 5% compared to our revenues in 2014. Increasing revenues by growing our business operations is a key component of our strategy. These expansion plans have placed and may continue to place significant demands on our management, operational and financial resources. You should not consider our 2015 revenue growth as indicative of our future performance. In future periods, we may not have any revenue growth, or our revenues could decline.

We have incurred operating losses in the past and may incur operating losses in the future.

We had income from operations of $209,000 in 2015, $270,000 in 2014 and $256,000 in 2013. We reported a loss from operations in 2012 of $957,000. Additionally, we reported losses from operations of $423,000 in 2011 and $3,050,000 in 2010. Despite the improved results since 2013, throughout most of our history we have experienced net losses and negative cash flows from operations. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur significant legal, accounting and other expenses. If our revenues do not grow to offset these increasing expenses, we may not be profitable. Additionally, we cannot assure you that we will be able to maintain any profitability that we do achieve.

Our continued growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

We grew our revenues by 5% in 2015 and 18% in 2014. To the extent that we are able to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

We may need additional financing in the future, which may not be available, and any such financing would likely dilute our existing stockholders.

We have a $3,000,000 credit facility with Silicon Valley Bank, which is scheduled to expire on March 28, 2017. We may require additional financing in the future, which could be sought from a number of sources, including, but not limited to, additional sales of equity or debt securities or loans from banks or other financial institutions. There can be no certainty that any such financing will be available to us or, if available, on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interests of our existing stockholders will be diluted. If we raise additional funds by issuing debt or other instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our common stock. If adequate funds are not available on acceptable terms, we may be unable to fund our operations or the expansion of our business. Our failure to obtain any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy and on our financial performance and stock price, and could require us to delay or abandon our growth strategy.

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

We derive a significant portion of our revenues from a limited number of large customers. In 2015 and 2014, we had one customer, IBM, that accounted for 8% and 12% of our revenue, respectively. On a combined basis, 53% of our revenue in 2015 and 54% of our revenue in 2014 came from our ten largest customers. The loss of any major customer or a significant reduction in a large customer’s use of our language translation solutions could materially reduce our revenue and cash flow and adversely affect our business, financial condition and operations.

Continued global economic weakness and uncertainty could adversely affect our revenue, lengthen our sales cycle and make it difficult for us to forecast operating results accurately.

Our revenues depend significantly on general economic conditions and the health of large companies that sell products internationally. Economic weakness and constrained globalization spending may result in slower growth or reductions in our revenue in 2016. We have experienced, and may experience in the future, reduced spending in our business due to the current financial turmoil affecting the U.S. and global economy and other macroeconomic factors affecting spending behavior. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. In addition, economic conditions or uncertainty may cause current and potential customers to reduce or delay globalization expenditures, including purchases of our solutions. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology or contracted development budgets or if contract negotiations become more protracted or difficult as customers institute additional internal approvals for globalization and information technology purchases. Delays or reductions in globalization and information technology spending could have a material adverse effect on demand for our software and services, and consequently on our business, financial condition and results of operations.

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

The provision of our services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our services. Interruptions in our services could reduce our revenues and profits, and the Sajan brand could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, tornados, fires, power loss, telecommunications failures, cyber security breaches, and computer viruses or attempts to harm our systems. Our data centers may be subject to break-ins, sabotage and intentional acts of vandalism, and to other potential disruptions. Some of our systems may not be fully redundant, and our disaster recovery planning may not be able to account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our services. Any unscheduled interruption in our service will put a burden on the entire organization and would result in an immediate loss of revenue. If we experience frequent or persistent system failures on our web site, our reputation and the Sajan brand could be permanently harmed. The steps required to increase the reliability and redundancy of our systems are expensive, will reduce our operating margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002 as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls. In addition, any updates to our finance and accounting systems, procedures and controls, which may be required as a result of our ongoing analysis of internal controls, or results of testing by our independent auditor, may require significant time and expense. As a company with limited accounting resources, a significant amount of management’s time and attention has been and will continue to be diverted from our business to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

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

Shannon Zimmerman, who is a director and executive officer, and Angela Zimmerman, who is a director, collectively own approximately 27% of the outstanding shares of our common stock. Accordingly, these individuals are able to exert substantial influence over our affairs, including the election and removal of directors and all other matters requiring stockholder approval, including any future merger, consolidation or sale of our company. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transactions that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of the stockholders’ participation in our corporate matters, through stockholder votes and otherwise. As a result, the return on investment in our common stock through the sale of shares could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary operations are based in River Falls, Wisconsin, which is located approximately 30 miles east of Minneapolis, Minnesota. We lease approximately 20,000 square feet of office space from River Valley Business Center, LLC (“RVBC”) under three leases, which expire in January 2017. Rent for these facilities was $344,000 in 2015. RVBC is a “related person” as defined in Item 404 of Regulation S-K promulgated by the SEC because it is controlled by Shannon Zimmerman, who is a director and executive officer of the Company, and Angela Zimmerman, who is a director of the Company.

Sajan Software leases approximately 3,300 square feet of office space in Dublin, Ireland. Sajan Spain leases approximately 3,600 square feet of office space in Madrid, Spain. Sajan Singapore leases approximately 600 square feet of space in Singapore, Singapore. In 2015, combined rents for these facilities were $126,000. We believe all of our facilities are suitable and adequate for current operating needs.

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

Since September 4, 2014, our common stock has been listed on the NASDAQ Capital Market under the symbol “SAJA”. The last reported sales price for our common stock on March 8, 2016 was $3.27.

Prior to September 4, 2014, our common stock was quoted on the OTCQB Marketplace under the symbol “SAJA”.

The following table shows the high and low sale prices (for all dates subsequent to the Reverse Stock Split) and high and low bid prices (for all dates prior to the Reverse Stock Split) for our common stock for the 2015 and 2014 fiscal quarters. The high and low bid prices reported on the OTCQB Marketplace reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

On June 16, 2014, we implemented a 1-for-4 Reverse Stock Split. Share and per share information below for periods prior to June 16, 2014 have been adjusted to reflect the impact of the Reverse Stock Split.

Market Price (high/low)
For the Fiscal Year	2015	2014
First Quarter	$ 5.21 – 6.40	$ 4.48 – 7.00
Second Quarter	$ 4.80 – 6.26	$ 5.16 – 6.80
Third Quarter	$ 4.01 – 6.56	$ 3.00 – 6.50
Fourth Quarter	$ 3.34 – 5.04	$ 5.01 – 7.04

As of March 8, 2016, we had approximately 145 record holders of our common stock, including the nominee of Depository Trust Company which held 3,310,530 shares as the nominee for street name holders.

Dividend Policy

Holders of our common stock are entitled to receive such dividends as are declared by our board of directors out of funds legally available for the payment of dividends.  We presently intend to retain any earnings to fund the development of our business and the agreement governing our credit facility restricts our ability to pay dividends.  Accordingly, we do not anticipate paying any dividends on our common stock for the foreseeable future.  Any future determination as to declaration and payment of dividends will be made at the discretion of our Board of Directors.

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

Discussion of Critical Accounting Policies and Estimates

Discussion of the financial condition and results of our operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those discussed below. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the consolidated financial statements.

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

We have net operating losses available to offset future income for federal and state reporting purposes of $28.2 million and $2.9 million, respectively. These carry forwards expire in various calendar years from 2016 through 2030. We are also subject to Alternative Minimum Tax (AMT), which only allows for the utilization of existing NOL carry forwards to offset 90% of AMT taxable income.

Cost of Revenue

Cost of revenue consists of two components: amounts paid to outside translators and compensation paid to our internal operations staff. Outside translator costs are highly variable based upon the amount of translation services revenue. We work with freelance linguists and single language and multiple language vendors who complete the actual language translation, and they are paid on a per word basis. Internal compensation costs are based on the global operations staff located in our Wisconsin, Ireland, Spain, and Singapore locations, who are responsible for project and process management, quality control, operational integration, vendor management and production operations. These costs tend to be less variable than translator costs. In the near term, our cost of revenue may be affected by a number of factors including the mix of customers, the mix of language translated, staff levels and the extent of new customer implementations in a given quarter.  Over the long term, we expect cost of revenue will grow in absolute dollars, as we expect to continue to grow our revenue, but decrease as a percentage of revenue due to economies of scale, more efficient sourcing and operational efficiencies from ongoing utilization of our Transplicity platform.

Related Party Transactions

Shannon Zimmerman, who is a director and an executive officer, and Angela Zimmerman, who is currently a director and, prior to June 8, 2015, was an executive officer, collectively own approximately 27% of the outstanding shares of the Company’s common stock. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Report for a description of the transactions between the Zimmermans and the Company.

Results of Operations – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The major components of revenue, cost of revenue, operating expenses, other income, and income taxes are discussed below.

(amounts in thousands)	Years Ended December 31,
Item	2015	2014	% Change (Year-Over- Year)

Revenue	$29,688	$28,348	5%
Operating expenses:
Cost of revenue	18,269	17,203	6%
Sales and marketing	3,664	3,440	7%
Research and development	1,688	1,671	1%
General and administrative	4,971	4,803	4%
Depreciation and amortization	887	961	(8)%
Other income (expense)
Interest expense	49	84	(42)%
Foreign currency income (expense)	(5)	1	600%
Income tax expense	13	36	(64)%
Net income	$142	$151	(6)%

Revenues

Revenue in 2015 increased $1,340,000, or 5%, compared to 2014. The increase was a result of a combination of factors including increased revenue from new 2015 clients, increased revenue from our Global Life Science Services customers, and increased revenue from four of 2014’s top ten customers. Offsetting these increases were declines in six of 2014’s top ten customers. For five of these customers, these declines were principally due to customer delays in translation spending. We also experienced a 24% decrease in revenue from our largest international customer, IBM, who comprised 8% of our total revenue in 2015 compared to 12% in 2014. This decline was expected and was due to a worldwide reduction in translation spending at IBM. Excluding the impact of IBM, our total revenue grew by 9% in 2015. During 2015, our revenue from customers in the United States grew by 8% while revenue from our international customers declined by 4%, principally due to the revenue decline from IBM.

Operating expenses

Cost of Revenue. Cost of revenue increased 6% in 2015 compared to 2014.  As a percentage of revenue, cost of revenue was 62% in 2015 compared to 61% in 2014. Outside translator costs were 47% of revenue in both 2015 and 2014. Compensation costs for our internal operations personnel were 15% of revenue in 2015 compared to 14% in 2014. The increase in percentage was due to hiring additional staff to support our anticipated revenue growth. Although this had an adverse financial impact on 2015, we believe these additions position us well for expected revenue growth in 2016.

Sales and Marketing. Sales and marketing expense in 2015 increased $224,000, or 7%, compared to 2014. As a percentage of revenue, sales and marketing expense was 12% in both 2015 and 2014. The increase in dollars is a result of investments made in strategic sales initiatives, including sales tools and additions of staff.

Research and Development.  Research and development expense increased $17,000 in 2015, or 1%, compared to 2014. As a percentage of revenue, research and development expense was 6% in both 2015 and 2014. The slight increase in dollars was a combination of additions to our development staff offset by the currency impact of the strong U.S. dollar compared to the Euro.

General and Administrative.  General and administrative expense in 2015 increased $168,000, or 4%, compared to 2014. The increase was due to several factors including recruitment costs to hire a new Chief Operating Officer, the addition of a Vice President of Global Life Science Services, an increase in professional fees, and an increase in license fees. These increases were partially offset by decreases in the amount of incentive compensation under our Short Term Incentive Plan, and the currency impact of the strong U.S. dollar compared to the Euro. As a percentage of revenue, general and administrative expense was 17% in both 2015 and 2014.

Depreciation and Amortization.  Depreciation and amortization expense in 2015 decreased $74,000, or 8%, compared to 2014. The decrease was a result of certain of our intangible assets becoming fully amortized during 2015.

Interest Expense

Interest expense in 2015 decreased $35,000 compared to 2014. The decline was due to the payoff of our note payable to related parties, which occurred during the third quarter, and to lower capital lease obligation balances.

Income Taxes

Income tax expense in 2015 was $13,000 compared to $36,000 in 2014. The decrease in taxes is due to services performed in China no longer requiring the withholding of taxes.

Net Income

Net income in 2015 was $142,000 compared to $151,000 in 2014, a decrease of 6%. The decline, despite the 5% increase in revenue, was due principally to the increase in cost of revenue that resulted primarily from increased operations personnel that were added in 2015 to support anticipated revenue growth.

Non-GAAP Financial Measure – Adjusted EBITDA

	Years ended December 31,
(amounts in thousands)	2015	2014
Net income	$142	$151
Interest expense	49	84
Income tax expense	13	36
Depreciation and amortization	887	961
Stock-based compensation	296	289
Adjusted EBITDA	$1,387	$1,521

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP and adding interest expense, income taxes, depreciation and amortization, and stock-based compensation. We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses and for budgeting and planning purposes. This measure is also used in financial reports prepared for management and our Board of Directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies, many of which present similar non-GAAP financial measures to investors.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Years Ended December 31,
(amounts in thousands)	2015	2014
Cash flows provided by (used in):
Operating activities	$455	$1,192
Investing activities	(515)	(328)
Financing activities	(832)	2,523
Net (decrease) increase in cash	(892)	3,387
Effect of exchange rate changes in cash	(43)	(89)
Cash and equivalents, beginning of year	4,662	1,364
Cash and equivalents, end of year	$3,727	$4,662

Net Cash Provided by Operating Activities

Net cash generated in 2015 and 2014 was due to our Adjusted EBITDA (see explanation of Adjusted EBITDA above) and to changes in our operating assets and liabilities. The decrease in the net cash generated in 2015 compared to 2014 was primarily due to an increase in our accounts receivable of $1,033,000 offset by a decrease of our unbilled services of $378,000.

Net Cash Used in Investing Activities

Net cash used in investing activities in both periods relates principally to the purchase of software and equipment for the business.

Net Cash (Used in) Provided by Financing Activities

The significant items impacting net cash used in financing activities in 2015 included the scheduled $750,000 payment in full on our note payable to a related party, which was made in the third quarter, and $93,000 of payments made on capital lease obligations. As of December 31, 2015, we have no further capital lease obligations. Net cash provided by financing activities in 2014 consisted of proceeds of $2,708,000 from an equity offering, offset by principal payments on our capital lease obligations of $185,000.

Sources of Capital

In 2015 our principal source of liquidity was our cash and cash equivalents and our funds generated from the operations of the business. As described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Report, we also have a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $3,000,000 or 85% of our outstanding eligible accounts receivable. As of December 31, 2015, the credit facility did not have an outstanding balance. We were in compliance with all covenants of the credit facility as of December 31, 2015. In 2014, our principal source of liquidity was funds generated from the operations of the business and the net proceeds from our equity offering. On September 9, 2014 we completed a follow-on equity offering of 700,000 shares of common stock at a price of $5.00 per share to the public. Total net proceeds of the offering were $2,708,000 after deducting underwriting discounts and commissions and other offering expenses.

Uses of Capital

Our primary uses of capital in 2015 were to fund our operations and working capital needs and to make investments in equipment and software development projects. We intend to utilize our cash on hand and cash generated from operations to support our business, including investing in software development, ongoing sales and marketing activities both domestically and internationally, enhancing our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments or arrangements in place for such acquisitions.

We believe that our existing capital resources, including cash and cash equivalents, operating cash flows, and the availability of cash under our line of credit, will be sufficient to meet our working capital, investment in technology, and capital expenditure requirements for at least the next 12 months.

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

The Company had no off-balance sheet arrangements as of December 31, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSUORES ABOUT MARKET RISK

As a small reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sajan, Inc. and Subsidaries

We have audited the accompanying consolidated balance sheet of Sajan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statement of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sajan, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

Sajan, Inc. and Subsidiaries

River Falls, WI

We have audited the accompanying consolidated balance sheet of Sajan, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statement of comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sajan, Inc. and Subsidiaries as of December 31, 2014 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 23, 2015

Sajan, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$3,727	$4,662
Accounts receivable, net	5,032	3,999
Unbilled services	646	1,024
Prepaid expenses and other current assets	684	550
Total current assets	10,089	10,235

Property and equipment, net	642	711

Other assets:
Capitalized software development costs, net	43	213
Intangible assets, net	114	256
Other assets	24	22
Total other assets	181	491

Total assets	$10,912	$11,437

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,297	$3,076
Customer prepayments	831	966
Accrued compensation and benefits	704	789
Accrued liabilities	131	128
Accrued interest – related party	-	81
Note payable – related party	-	750
Current portion of capital lease obligations	-	93
Total current liabilities	4,963	5,883

Total liabilities	4,963	5,883

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,783 and 4,773 issued and outstanding, respectively	48	48
Additional paid-in capital	10,634	10,327
Accumulated other comprehensive loss	(335)	(281)
Accumulated deficit	(4,398)	(4,540)
Total stockholders’ equity	5,949	5,554
Total liabilities and stockholders’ equity	$10,912	$11,437

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Amounts in thousands except per share data

	Years Ended December 31,
	2015	2014

Revenue from translation and consulting services	$29,688	$28,348

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	18,269	17,203
Sales and marketing	3,664	3,440
Research and development	1,688	1,671
General and administrative	4,971	4,803
Depreciation and amortization	887	961
Total operating expenses	29,479	28,078

Income from operations	209	270

Other income (expense):
Interest expense	(49)	(84)
Foreign currency transaction (loss) gain	(5)	1
Total other expense	(54)	(83)

Income before income taxes	155	187

Income tax expense	13	36

Net income	142	151
Effect of foreign currency translation adjustments	(54)	(92)
Comprehensive income	$88	$59

Income per common share – basic	$0.03	$0.04
Income per common share – diluted	$0.03	$0.03
Weighted average shares outstanding – basic	4,780	4,283
Weighted average shares outstanding – diluted	4,836	4,374

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015 and 2014

Amounts in thousands

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders'
	shares	stock	capital	loss	deficit	equity

Balances at December 31, 2013	4,067	41	7,337	(189)	(4,691)	2,498

Comprehensive income				(92)	151	59

Net proceeds from issuance of stock	700	7	2,701			2,708

Exercise of warrants	6

Stock-based compensation			289			289

Balances at December 31, 2014	4,773	48	10,327	(281)	(4,540)	5,554

Comprehensive income				(54)	142	88

Exercise of stock options and warrants	10		11			11

Stock-based compensation			296			296

Balances at December 31, 2015	4,783	$48	$10,634	$(335)	$(4,398)	$5,949

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$142	$151
Adjustments to reconcile net income to net cash from operating activities:
Amortization	392	424
Depreciation	495	537
Stock-based compensation expense	296	289

Changes in operating assets and liabilities:
Accounts receivable	(1,033)	(189)
Unbilled services	378	173
Prepaid expenses and other current assets	(138)	(124)
Accounts payable	221	521
Customer prepayments	(135)	(457)
Accrued interest – related party	(81)	(30)
Accrued compensation and benefits	(85)	(59)
Other	3	(44)
Net cash provided by operating activities	455	1,192

Cash flows from investing activities:
Purchases of property and equipment	(435)	(274)
Payments on long term licenses	(80)	(54)
Net cash used in investing activities	(515)	(328)

Cash flows from financing activities:
Net proceeds from issuance of stock	11	2,708
Payments on capital lease obligation	(93)	(185)
Payoff of note payable – related party	(750)	-
Net cash (used in) provided by financing activities	(832)	2,523

Net (decrease) increase in cash and cash equivalents	(892)	3,387

Effect of exchange rate changes on cash and cash equivalents	(43)	(89)

Cash and cash equivalents – beginning of year	4,662	1,364

Cash and cash equivalents – end of year	$3,727	$4,662

Cash paid for interest including loan fees	$131	$94
Cash paid for taxes	$12	$36

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

The Company maintains its cash and cash equivalents in bank deposits which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, and accounts payable, approximate their fair values due to their short maturities and/or market-consistent interest rates.

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Standard accounts receivable are due 30 days after issuance of an invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at December 31, 2015 and 2014. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

Income Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding.

Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.

In 2015, options to purchase 139 shares were excluded from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive. In 2014, options to purchase 46 shares were excluded from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income per share is as follows:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Net income	$142	$151

Weighted average common shares outstanding – basic	4,780	4,283

Income per common share – basic	$0.03	$0.04

Weighted average common shares outstanding – diluted	4,836	4,374

Income per common share – diluted	$0.03	$0.03

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives, initially determined to be two to twenty one years, using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operating results. Repairs and maintenance costs are expensed as incurred.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that their carrying amount may not be recoverable or exceeds their fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets, which include equipment, capitalized software, intangibles and patents, are subject to depreciation or amortization.  Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is 2 years. There was no impairment for the years ended December 31, 2015 and 2014.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Options generally vest over a term of four years and have a contractual life of 10 years.   Total stock-based compensation expense was $296 in 2015 and $289 in 2014.   As of December 31, 2015, there was a total of $469 unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and the Company’s 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be higher in the future.

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

In determining the compensation cost of the options granted during 2015 and 2014, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	2015	2014
Risk-free interest rate	1.5%	1.4%
Expected life of options granted	7 years	6 years
Expected volatility	85%	80%
Expected dividend yield	0%	0%

Using the Black-Scholes option pricing model, management has determined that the options issued in 2015 and 2014 have a weighted-average grant date fair value of $4.38 and $4.25 per share, respectively.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The new standard will be effective beginning in the first quarter of 2018. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015. The adoption of ASU 2015-17 did not have an impact on the Company’s consolidated balance sheet due to the full valuation allowance against the net deferred tax assets as of December 31, 2015 and 2014.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

3.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash concentration – The Company places its cash at financial institutions with balances that, at times, may exceed federally insured limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these deposits. The Company has not experienced any losses on such accounts.

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At December 31, 2015 and 2014, one customer, IBM, accounted for approximately 12% and 16% of accounts receivable, respectively.

Revenue concentration – In 2015, the Company had no customers that accounted for 10% or more of net revenues. In 2014, the Company had one customer, IBM, that accounted for 12% of net revenues.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized below.

	Years Ended December 31,
	2015		2014
	Revenue	Percent	Revenue	Percent
United States	$22,668	76%	$21,054	74%
Asia	925	3%	972	3%
Europe	4,690	16%	5,246	19%
Other International	1,405	5%	1,076	4%
Total Sales	$29,688	100.0%	$28,348	100.0%

No foreign country accounted for 10% or more of consolidated revenue in 2015 or 2014.

5.	Property and Equipment

Property and equipment consisted of the following as of December 31:

	2015	2014
Furniture, equipment, and software	$2,348	$1,984
Leasehold improvements	452	401
Total	2,800	2,385
Less accumulated depreciation	(2,158)	(1,674)
Property and equipment, net	$642	$711

Depreciation expense was $495 in 2015 and $537 in 2014.

6.	Capitalized Software Development Costs

Capitalized software development costs consist of the following as of December 31:

	2015	2014
Capitalized software development costs	$543	$543
Less accumulated amortization	(500)	(330)
Capitalized software development costs, net	$43	$213

Capitalized software amortization expense was $170 in 2015 and $180 in 2014. Amortization expense for capitalized software costs is expected to be $43 in 2016. No costs were capitalized in 2015 or 2014. In 2014, $203 of fully amortized capitalized development costs were written off due to the software no longer being in use.

7.	Intangible Assets

Intangible assets consist of the following as of December 31:

	2015	2014
Customer lists acquired	$784	$784
Patents and licenses	327	247
Total	1,111	1,031
Less accumulated amortization	(997)	(775)
Intangible assets, net	$114	$256

Amortization of intangible assets was $222 in 2015 and $244 in 2014. Estimated amortization expense of intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and thereafter is $53, $53, $53, $40 and $11, respectively.

8.	Related Party Transactions

Note Payable

The Company previously had a note payable in the amount of $750, plus accrued interest thereon, to Shannon and Angela Zimmerman. Shannon Zimmerman is currently, and prior to June 8, 2015 Angela Zimmerman was an executive officer of the Company. Each is a director of the Company and a beneficial owner of the Company's outstanding voting common stock. The note had a maturity date of August 23, 2015, and carried an interest rate of 8%.  On August 20, 2015, the note payable, including accrued interest of $8, was paid in full. Accrued interest was $81 as of December 31, 2014.  Interest expense on the note payable was $43 in 2015 and $60 in 2014.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $344 in both 2015 and 2014.

9.	Credit Facility

In March 2012, the Company entered into a one-year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (as amended from time to time, the “Credit Facility”) with SVB, which consisted of a two-year revolving working capital line of credit. On March 26, 2015, the maturity date of the Credit Facility was extended an additional two years to March 28, 2017 and the line of credit was increased up to a principal amount equal to the lesser of (a) $3,000 or (b) 85% of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Company’s liquidity ratio is greater than or equal to 1.75 to 1.0 and (b) 2.25% above the Prime Rate when the Company’s liquidity ratio is less than 1.75 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.1875% per annum on the average unused portion. There was no outstanding balance as of December 31, 2015 and 2014 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB, as amended on March 26, 2015 and May 5, 2015 (as amended, the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $2,500, increasing as of the last day of each fiscal quarter by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the Credit Facility as of December 31, 2015.

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

2014 Equity Incentive Plan

On June 12, 2014 our stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) as a replacement for the 2004 Amended and Restated Long Term Incentive Plan (“2004 Plan”). No further awards can be issued under the 2004 Plan. The 2014 Plan allows our Board of Directors, or a committee of the Board, to grant awards to our employees (including our named executive officers), directors, or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were reserved for issuance under the 2014 Plan. As of December 31, 2015 there are 270 shares of Company common stock available for issuance under the 2014 Plan.

As of December 31, 2015, there were a total of 410 options outstanding with a weighted average exercise price of $4.92 per share. Additionally, there were 21 warrants outstanding with a weighted average exercise price of $2.44 per share.

The following table summarizes stock option activity for options granted under and outside of the 2014 Plan and the 2004 Plan for 2014 and 2015:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Weighted-	Contractual
	Number of	Exercise	Average	Term
	Stock Options	Price	Fair Value	(Years)

Balance at December 31, 2013	373	$4.96	$3.68	8.1

Granted	59	5.40	4.25
Exercised	-	-	-
Cancelled	(18)	4.22	2.89

Balance at December 31, 2014	414	$5.15	$3.79	7.5

Granted	48	5.81	4.38
Exercised	(26)	4.05	4.15
Cancelled	(26)	11.37	7.16

Balance at December 31, 2015	410	$4.92	$3.63	7.1

Exercisable at December 31, 2014	223	$5.35	$3.88	6.4
Exercisable at December 31, 2015	268	$4.92	$3.63	7.0
Vested during 2015	89	$4.83	$3.52
Nonvested at December 31, 2015	142	$5.25	$4.03	8.44

The aggregate fair value of options that vested in 2015 and 2014 was $314 and $276, respectively.

Intrinsic value as of December 31, 2015 is based on the fair value price of $3.75 per share, which was the closing price of the stock on December 31, 2015. The intrinsic value of options outstanding and exercisable during 2015 is $22 and $21. Intrinsic value as of December 31, 2014 is based on the fair value price of $5.65 per share, which was the closing price of the stock on December 31, 2014. The intrinsic value of options outstanding and exercisable during 2014 is $532 and $321. The intrinsic value of options exercised was $42 for the year ending December 31, 2015.

The following table summarizes activity for warrants outstanding for 2015 and 2014:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Weighted-	Contractual
		Exercise	Average	Term
	Warrants	Price	Fair Value	(Years)

Balance at December 31, 2013	44	$8.68	$1.28	3.2

Exercised	(10)	2.44	2.44
Expired	(13)	124.25	-
Balance at December 31, 2014	21	$2.44	$3.56	1.8

Exercised, Granted, Expired	-	-	-
Balance at December 31, 2015	21	$2.44	$1.31	1

Exercisable at December 31, 2015	21	$2.44	$1.31	1

11.	Income Taxes

Earnings before income taxes consists of the following:

	2015	2014
Sources of income (loss) before income taxes:
United States	$(55)	$795
Foreign	210	(608)
Total	$155	$187

The following is a reconciliation of the federal statutory income tax rate to income tax expense for 2015 and 2014:

	2015	2014
Federal Income tax at the statutory rate	$51	$66
State income tax net of federal benefit	9	9
Foreign taxes	4	36
Non-deductible expenses	98	104
Deferred adjustments	263	-66
Valuation allowance	(412)	(113)
Income tax expense	$13	$36

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

Net deferred tax assets consist of the following as of December 31:

	2015	2014
Deferred tax assets:
Accounts payable and other liabilities	$137	$230

Depreciation and amortization	223	379
Net operating loss and credit carry forwards	10,713	11047
Other	52	71
Valuation allowance	(11,109)	(11,521)
	16	206

Deferred tax liabilities:
Nondeductible acquired intangibles	-	(121)
Capitalized software development costs	(16)	(85)
Net deferred tax asset	$(16)	$(206)

The provision for income taxes charged to operations consists of the following for the years ended December 31:

	2015	2014
Current - Domestic	$9	$5
Current - Foreign	4	31
Deferred - US	-	-
Total	$13	$36

The cumulative net operating loss available to offset future income for federal and state reporting purposes was $28,197 and $2,921, respectively, as of December 31, 2015.  Available research and development and foreign tax credit carry forwards at December 31, 2015 were $749. The difference between the amount of net operating loss carry forward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2016 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028.

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

The Company files a consolidated U.S. federal tax return.  Management performed an assessment of its open returns to determine whether it is likely that interest and penalties would be assessed by taxing authorities on any underpayment of income taxes. No such underpayments of taxes for open years were noted. If such amounts were noted, the related amount would be accrued and classified as a component of income tax expenses on the consolidated statements of comprehensive income. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate foreign and state income authorities from 2009 to 2015, due to the net operating loss carrying forwards from those years.

12.	401(k) Defined Contribution Plan

The Company has a retirement savings plan pursuant to section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. The Company provided matching contributions to employees totaling $219 and $201 for the years ended December 31, 2015 and 2014, respectively.

13.	Commitments and Contingencies

Capital Leases

The Company had three finance/lease agreements with IBM Credit for the purchase of computer equipment and related software. The agreements all had initial terms of 24 months and expired at various times in 2015. Payments on the capital lease obligations, including interest was $93, in 2015.

Operating Leases

The Company leases its office buildings and certain office equipment under non-cancellable operating leases. Total rent expense under these operating leases, including amounts paid to a related party, was $476 in 2015 and $470 in 2014.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows:

Year Ending
2016	$460
2017	53
Total	$513

Severance Agreements

The Company has employment agreements with two officers, which provide for severance payments of one year’s annual salary for those officers if employment is terminated by the Company without cause.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and our Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2015.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

•	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, Sajan’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2015 based on the 1992 framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has compared our internal controls implemented under the COSO 1992 framework to the newly issued COSO 2013 framework and determined based on our business no material gaps exist in internal control. Based on this assessment, management believes that, as of December 31, 2015, Sajan’s internal control over financial reporting is effective based on these criteria.

Grant Thornton LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on Sajan’s internal control over financial reporting as of December 31, 2015.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Qualifications of Candidates for Election to the Board,” “Stockholder Recommendations for Directors,” “Stockholder Communications with the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the section entitled “Audit and Non-Audit Services and Fees Billed to Company by Independent Registered Public Accounting Firm,” included in the proposal to ratify the appointment of our independent registered public accounting firm in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

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

Date: March 16, 2016	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: March 16, 2016	/s/ Thomas Skiba
Thomas Skiba, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes SHANNON ZIMMERMAN and THOMAS SKIBA, as his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2016	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: March 16, 2016	/s/ Angela Zimmerman
Angela (Angel) Zimmerman, Director

Date: March 16, 2016	/s/ Thomas Skiba
Thomas Skiba, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2016	/s/ Michael W. Rogers
Michael W. Rogers, Director

Date: March 16, 2016	/s/ Benno G. Sand
Benno G. Sand, Director

Date: March 16, 2016	/s/ Benjamin Allen
Benjamin Allen, Director

EXHIBIT INDEX

SAJAN, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2015

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

10.1*	The Company’s 2004 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2007).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.3*	Form of Non-Statutory Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.4*	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.5*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Angela Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.6*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Shannon Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.7	Standard Office Lease Agreement (No. 1) between Sajan, Inc. and River Valley Business Center, LLC, dated February 1, 2010 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.8	Standard Office Lease Agreement (No. 2) between Sajan, Inc. and River Valley Business Center, LLC, dated February 1, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.9	Standard Office Lease Agreement (No. 3) between Sajan, Inc. and River Valley Business Center, LLC, effective February 28, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.10	Promissory Note, dated February 23, 2010, in the original principal amount of $1,000,000 issued by the Company to Shannon and Angel Zimmerman (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.11	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010).

10.12	Amendment to Promissory Note dated February 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2011).

10.13	Second Amendment, dated March 26, 2012, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.14	Amended and Restated Loan and Security Agreement dated March 28, 2013, by and among Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.15	Subordination Agreement dated March 28, 2013, by and among Sajan, Inc., Angel and Shannon Zimmerman and Silicon Valley Bank (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.16	Third Amendment, dated March 21, 2013, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.17*	Employment Agreement, between the Company and Tom Skiba, dated August 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.18*	Sajan Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

10.19*	Sajan, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.20*	Sajan, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.21*	Sajan, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.22*	Sajan, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.23*	Sajan, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.24*	First Amendment to Employment Agreement, between the Company and Thomas P. Skiba, dated March 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).

10.25	First Amendment to Amended and Restated Loan and Security Agreement dated March 26, 2015, by and between Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2015).

10.26	Second Amendment to Amended and Restated Loan and Security Agreement dated May 5, 2015, by and between Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.27*	Offer Letter between Sajan, Inc. and Paul Rome dated May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

21.1	Subsidiaries of Sajan, Inc. (filed herewith).

23.1	Consent from Grant Thornton LLP (filed herewith).

23.2	Consent from Baker Tilly Virchow Krause, LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.