Form 10-Q
period 2016-03-31
SAJAN INC
filed 2016-05-13
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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

☐ Yes    ☒ No

As of May 6, 2016, the registrant had 4,782,743 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,411	$3,727
Accounts receivable, net of allowance	3,720	5,032
Unbilled services	1,289	646
Prepaid expenses and other current assets	718	684
Total current assets	9,138	10,089

Property and equipment, net	991	642

Other assets:
Intangible assets, net	126	114
Capitalized software development costs, net	10	43
Other assets	24	24
Total other assets	160	181

Total assets	$10,289	$10,912

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,979	$3,297
Customer prepayments	561	831
Accrued compensation and benefits	762	704
Accrued liabilities	152	131
Total current liabilities	4,454	4,963

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,783 shares issued and outstanding	48	48
Additional paid-in capital	10,708	10,634
Accumulated other comprehensive loss	(323)	(335)
Accumulated deficit	(4,598)	(4,398)
Total stockholders’ equity	5,835	5,949
Total liabilities and stockholders’ equity	$10,289	$10,912

  See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Amounts in thousands except per share data

(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues	$6,777	$7,481

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	4,290	4,411

Sales and marketing	909	920
Research and development	404	433
General and administrative	1,217	1,448
Depreciation and amortization	142	230
Total operating expenses	6,962	7,442

(Loss) income from operations	(185)	39

Other income (expense):
Interest expense	(7)	(19)
Foreign currency transaction gain (loss)	(4)	(6)
Total other (expense), net	(11)	(25)

(Loss) income before income taxes	(196)	14

Income tax expense	4	10

Net (loss) income	(200)	4
Effect of foreign currency translation adjustments	12	(24)

Comprehensive loss	$(188)	$(20)

Income (loss) per common share – basic & diluted	$(0.04)	$0.00

Weighted average shares outstanding – basic	4,783	4,775
Weighted average shares outstanding – diluted	4,783	4,869

 See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(200)	$4
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	95	123
Amortization	47	107
Stock-based compensation expense	74	83

Changes in operating assets and liabilities:
Accounts receivable	1,312	(262)
Unbilled services	(643)	(366)
Prepaid expenses and other current assets	(34)	(30)
Accounts payable	(318)	187
Accrued liabilities	21	7
Accrued interest-related party	-	(45)
Accrued compensation and benefits	58	225
Customer prepayments	(270)	120
Net cash flows provided by operating activities	142	153

Cash flows from investing activities:
Purchases of property and equipment	(439)	(121)
Payments on long term licenses	(25)	(18)
Net cash flows used in investing activities	(464)	(139)

Cash flows from financing activities:
Payments on capital lease obligations	-	(48)
Proceeds from exercise of stock options	-	11
Net cash flows used in financing activities	-	(37)

Net decrease in cash and cash equivalents	(322)	(23)

Effect of exchange rate changes in cash	6	(18)

Cash and cash equivalents – beginning of period	3,727	4,662

Cash and cash equivalents – end of period	$3,411	$4,621

Cash paid for taxes	$4	$10
Cash paid for interest including loan fees	$7	$73

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in this report.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and which, in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the condensed consolidated financial statements not misleading.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at each of March 31, 2016 and December 31, 2015. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

For the three months ended March 31, 2016, all options and warrants to purchase shares were excluded because the Company had a net loss and inclusion of these shares would have been anti-dilutive. For the three months ended March 31, 2015, options to purchase 38 shares were excluded from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended March 31,
	2016	2015
Numerator:
Net (loss) income	$(200)	$4
Denominator:
Weighted average common shares outstanding - basic	4,783	4,775
Effect of dilutive stock options and warrants	-	94
Weighted average common shares outstanding - diluted	4,783	4,869
Basic (loss) income per common share	$(0.04)	$0.00
Diluted (loss) income per common share	$(0.04)	$0.00

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

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and are as follows:

	March 31, 2016	December 31, 2015
Customer lists acquired	$784	$784
Patents and licenses	353	327
Less accumulated amortization	(1,011)	(997)
Total intangible assets, net	$126	$114

Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is 2 years. Amortization of intangible assets was $13 and $64 for the three-month periods ended March 31, 2016 and 2015, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and thereafter is $53, $53, $53, $40, and $11, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There were no indicators of impairment or impairment for the three months ended March 31, 2016 and 2015.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that are developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. The Company did not capitalize any software development costs in the three months ended March 31, 2016 or 2015.

Capitalized software development costs consist of the following as of:

	March 31, 2016	December 31, 2015
Capitalized software development costs	$543	$543
Less accumulated amortization	(533)	(500)
Total capitalized software development costs, net	$10	$43

When the software projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense was $34 and $43 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for capitalized software costs is expected to be $43 in fiscal year 2016.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense was $74 and $83 for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, there was approximately $392 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were no options to purchase shares issued during the three months ended March 31, 2016 and options to purchase 22 shares issued during the three months ended March 31, 2015. In determining the compensation cost of the options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended March 31,
	2016	2015
Risk-free interest rate	-%	1.4%
Expected life of options granted	-	7 years
Expected volatility range	-%	90%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended March 31, 2015 have a weighted-average grant date fair value of $4.70 per share.

Revenue Recognition

The Company derives revenue primarily from language translation services and professional consulting services. Services include content analysis, translation memory and retrieval, language translation, account management, graphic design services, technical consulting and professional services.  Services associated with translation of content are generally billed on a “per word” basis. The price charged per word per language varies depending upon the language, the availability of translator resources and the extent to which the Company’s proprietary search algorithm has been applied to reuse prior translation work. In some cases the Company may generate revenue by allowing customers to utilize its operating system, for which the Company will also receive revenue on a per word basis similar to its services business model based upon the number of words processed through the Transplicity software platform. Professional services, including technical consulting and project management, are billed on a per hour rate basis.

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

In April 2015, FASB issued an Accounting Standards Update (“ASU”) that defers the effective date of ASC Section 606 by one year. As updated, ASC Section 606 is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. FASB does permit the adoption of the new revenue standard early, but not before the original effective date for annual periods beginning after December 15, 2016.  The Company is currently evaluating the method of adoption and the impact of adopting ASC Section 606 on its results of operations, cash flows and financial position.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The new standard will be effective beginning in the first quarter of 2018. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015. The adoption of ASU 2015-17 did not have an impact on the Company’s consolidated balance sheet due to the full valuation allowance against the net deferred tax assets as of December 31, 2015 and 2014.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

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

Accounts receivable concentration. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At March 31, 2016, two customers accounted for 15% and 14% of accounts receivable, respectively. At December 31, 2015 one customer accounted for approximately 12% of accounts receivable.

Sales concentration. For the three months ended March 31, 2016, one customer accounted for over 10% of the Company’s total revenue. For the three months ended March 31, 2015, no customers accounted for over 10% of the Company’s total revenue.

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

Net revenues per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended March 31,
	2016		2015
	Revenues	Percent	Revenues	Percent
United States	$5,341	79%	$5,905	79%
Asia	171	3%	152	2%
Europe	939	14%	928	12%
Other International	326	5%	496	7%
Total Revenues	$6,777	100%	$7,481	100%

For the three months ended March 31, 2016 and 2015, no single foreign country accounted for 10% or more of net revenues.

4.	Related Party Transactions

Note Payable

The Company previously had a note payable in the amount of $750, plus accrued interest thereon, to Shannon and Angela Zimmerman. Shannon Zimmerman is currently, and prior to June 8, 2015 Angela Zimmerman was an executive officer of the Company. Each is a director of the Company and a beneficial owner of the Company's outstanding voting common stock. The note had a maturity date of August 23, 2015, and carried an interest rate of 8%.  On August 20, 2015, the note payable, including accrued interest of $8, was paid in full. There was no interest expense in the first three months of 2016 and interest expense for the first three months of 2015 was $15.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC, a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expires in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $86 in both three-month periods ended March 31, 2016 and 2015.

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

Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Company’s liquidity ratio is greater than or equal to 1.75 to 1.0 and (b) 2.25% above the Prime Rate when the Company’s liquidity ratio is less than 1.75 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.1875% per annum on the average unused portion. There was no outstanding balance as of March 31, 2016 and December 31, 2015 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB, as amended on March 26, 2015 and May 5, 2015 (as amended, the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $2,500, increasing as of the last day of each fiscal quarter by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the Credit Facility as of March 31, 2016 and December 31, 2015.

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

2014 Equity Incentive Plan

On June 12, 2014 the Company’s stockholders approved the 2014 Equity Incentive Plan as a replacement for the 2004 Amended and Restated Long-Term Incentive Plan. This plan allows the Company’s Board of Directors, or a committee of the Board, to grant awards to the Company’s employees (including its named executive officers), directors, and/or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were initially reserved for issuance under this plan. As of March 31, 2016 there are 270 shares of Company common stock reserved for issuance under this plan.

As of March 31, 2016, there were options to purchase a total of 409 shares outstanding with a weighted average exercise price of $4.91 per share. Additionally there were warrants outstanding to purchase a total of 21 shares with a weighted average exercise price of $2.44 per share.

7.	Income Taxes

The Company’s cumulative net operating loss available to offset future income for federal and state reporting purposes was $28,197 and $2,921, respectively, as of March 31, 2016.  Available research and development and foreign tax credit carry forwards at March 31, 2016 were $749. The difference between the amount of net operating loss carry forward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2016 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028. Accordingly, income tax expense recognized during the three months ended March 31, 2016 related only to annual state tax filings. The income tax expense recognized during the three months ended March 31, 2015 related to taxes due in foreign jurisdictions where the Company does business and state tax filings.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2016. All balances and valuation allowances as of December 31, 2015 were evaluated and no changes were deemed necessary as of March 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report include, but are not limited to,: (i) our intent to invest in growth initiatives, including sales and marketing programs and enhancements to our translation management system; (ii) our expectations regarding the flow of business from our existing customers; (iii) our beliefs regarding the strength of our business model; (iv) our beliefs regarding the demand for translation services and the industry in general; (v) our expectation to generate positive cash flow from operations; (vi) our expectations regarding future revenue growth; (vii) our expectations regarding the addition of new operations staff members; (viii) our estimates of operating expenses, including costs associated with equipment updates; (ix) our beliefs regarding the adequacy of our capital resources; and (x) our beliefs regarding financial and business trends relating to our financial condition and results of operations.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to, among other things, our industry, operations and results of operations, and any businesses that we may acquire. These factors include:

•	our rate of growth in the global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business and reduced protection of our intellectual property;

•	our ability to add sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2016.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and the related notes included in our Annual Report Form on 10-K filed with the SEC on March 16, 2016.

General Overview

Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), a Delaware corporation, provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, and retail industries that are selling products into global markets. Sajan is located in River Falls, Wisconsin and has active, wholly-owned subsidiaries in the following countries

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

We believe that the launch of Transplicity as our translation technology platform in March 2013 and continued investments in our technology have differentiated us from our competitors and have given us the opportunity to greatly expand our customer base. Transplicity drove revenue growth of 17% in 2013, 18% in 2014, and 5% in 2015. Our focus in the future will be to continue to drive revenue growth by enhancing the capabilities of Transplicity and further investing in sales and marketing activities.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three months ended March 31, 2016.

Results of Operations - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The major components of revenues, cost of revenues, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended March 31,
			% Change
Item	2016	2015	(Year Over Year)
	(in thousands)	(in thousands)
Revenues	$6,777	$7,481	(9)%
Operating expenses:
Cost of revenues	4,290	4,411	(3)%
Sales and marketing	909	920	(1)%
Research and development	404	433	(7)%
General and administrative	1,217	1,448	(16)%
Depreciation and amortization	142	230	(38)%
Income (loss) from operations	(185)	39	(574)%
Other income (expense):
Interest	(7)	(19)	(63)%
Foreign currency	(4)	(6)	(33)%
Income tax expense	(4)	(10)	(60)%
Net (loss) income	$(200)	$4

Revenues

Revenues totaled $6,777,000 in the first quarter of 2016 compared to $7,481,000 in the same period of 2015, a decrease of 9%. Our first quarter is typically impacted by seasonal declines in translation spending by many of our customers. This pattern was reflected in the first quarter of 2016 revenues from our top 10 first quarter 2015 customers. We experienced an aggregate 30% revenue decline in seven of these customers while three of these customers had an aggregate 22% revenue increase. Although this seasonality was offset somewhat by revenue from new customers during the quarter, the pattern was prevalent throughout much of our customer base.

Operating Expenses

Cost of Revenues. Cost of revenues consists of outside translator costs and compensation costs for our internal personnel. During the first quarter of 2016, total cost of revenues decreased $121,000, or 3%, compared to the same period of 2015.  As a percentage of revenues, cost of revenues was 63% of revenues in the first quarter of 2016 compared to 59% in the same period of 2015.

Outside translator costs were 46% of revenues in the first quarter of 2016 compared to 45% in the same period of 2015. Translator costs can vary from quarter to quarter based on the specific language needs of our customers. Compensation costs were 18% of revenues in the first quarter of 2016 compared to 13% in the same period of 2015. The increase in percentage was due to the aforementioned decline in revenues and due to additional compensation for operational staff added in the second and third quarter of 2015. We believe these staff are necessary to support expected growth in our business during the remainder of 2016.

Sales and Marketing. Sales and marketing expense in the first quarter of 2016 decreased $11,000, or 1%, compared to the same period of 2015. For the same periods, as a percentage of revenues, sales and marketing expense was 13% in 2016 compared to 12% in 2015. The increased percentage is due principally to the aforementioned decline in revenues during the quarter.

Research and Development.  Research and development expense in the first quarter of 2016 decreased $29,000, or 7%, compared to the same period of 2015. For the same periods, as a percentage of revenues, research and development expense was 6% in both 2016 and 2015. The decline in dollars was due to having one open position on our development staff.

General and Administrative.  General and administrative expense in the first quarter of 2016 decreased $231,000, or 16%, compared to the same period of 2015. For the same periods, as a percentage of revenues, general and administrative expense was 18% in 2016 compared to 19% in 2015. The decrease in dollars and percentage of revenues was principally due to a decrease in amounts earned under our Short-Term Incentive Plan. The Short-Term Incentive Plan has been in existence since the fourth quarter of 2013 and rewards all eligible employees when we exceed our pre-determined quarterly financial targets. There were no amounts earned in the first quarter of 2016 because we did not meet our financial target, compared to $228,000 earned in the same period of 2015.

Depreciation and Amortization.   Depreciation and amortization expense in the first quarter of 2016 decreased $88,000, or 38%, compared to the same period of 2015. The decrease was a result of lower average fixed asset balances and intangible assets that became fully amortized in 2015.

Interest Expense

Interest expense in the first quarter of 2016 was $7,000 compared to $19,000 in the same period of 2015. The decline was due to the payoff in 2015 of our note payable and capital lease obligations.

Income Tax Expense

Income tax expense in the first quarter of 2016 decreased by $6,000 compared to the same period in 2015 due to less foreign tax fees paid in countries where our subsidiaries are located.

Operating (Loss) Income

We had a loss from operations of $200,000 in the first three months of 2016 compared to income from operations of $4,000 in the same period in 2015. The decrease was due to the aforementioned 9% decrease in revenues.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended March 31,
(in thousands)	2016	2015
Net (loss) income	$(200)	$4
Interest expense	7	19
Income taxes	4	10
Depreciation and amortization	142	230
Stock-based compensation	74	83
Adjusted EBITDA	$27	$346

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three months ended March 31,
(amounts in thousands)	2016	2015
Cash flows provided by (used in) :
Operating activities	$142	$151
Investing activities	(464)	(139)
Financing activities	-	(36)
Net decrease in cash	(322)	(24)
Effect of exchange rate changes in cash	(6)	(17)
Cash and equivalents, beginning of period	3,727	4,662
Cash and equivalents, end of period	$3,411	$4,621

Net Cash Provided by Operating Activities

The decrease in the net cash generated in the first three months of 2016 compared to cash generated in the first three months of 2015 was due to a decrease in our Adjusted EBITDA (see explanation of Adjusted EBITDA above) of $319,000 offset by changes in our operating assets and liabilities. These changes were principally decreases to accounts receivable and to accounts payable and customer prepayments.

Net Cash Used in Investing Activities

Net cash used in investing activities in both periods relates principally to the purchase of equipment and long-term software licenses for the business. The increase over 2015 occurred due to an equipment refresh and update to our computer systems. We do not expect similar amounts to be spent during the rest of 2016.

Net Cash Used in Financing Activities

There were no financing activities in the first three months of 2016. Cash used in financing activities in the first three months of 2015 consisted of $48,000 of payments made on capital lease obligations offset by proceeds from the exercise of stock options by our employees.

Sources of Capital

In both periods presented, our principal source of liquidity was our cash and cash equivalents and our funds generated from the operations of the business. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we also have a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $3,000,000 or 85% of our outstanding eligible accounts receivable. As of March 31, 2016, the credit facility did not have an outstanding balance. We were in compliance with all covenants of the credit facility as of March 31, 2016.

Uses of Capital

Our primary uses of capital in the first three months of 2016 were to fund our operations and working capital needs and to make investments in equipment and technology. We intend to utilize our cash and cash equivalents as well as our funds generated from operations to support our business, including investing in technology, supporting ongoing sales and marketing activities both domestically and internationally, enhancing Transplicity, our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments or arrangements in place for such acquisitions.

We believe that our existing capital resources, including cash and cash equivalents, operating cash flows, and the availability of cash under our credit facility, will be sufficient to meet our working capital, investment in technology, and capital expenditure requirements for at least the next 12 months.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2016, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We may be subject to legal actions, proceedings and claims in the ordinary course of business. As of the date of this report management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 16, 2016.

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

Dated: May 13, 2016	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Exhibit Index

Sajan, Inc.

Quarterly Report for the period ended March 31, 2016

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed by MathStar Inc. with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

