Form 10-Q
period 2016-06-30
SAJAN INC
filed 2016-08-11
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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

☐ Yes    ☒ No

As of August 1, 2016, the registrant had 4,782,743 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,005	$3,727
Accounts receivable, net of allowance	4,318	5,032
Unbilled services	1,052	646
Prepaid expenses and other current assets	627	684
Total current assets	9,002	10,089

Property and equipment, net	889	642

Other assets:
Intangible assets, net	138	114
Capitalized software development costs, net	-	43
Other assets	24	24
Total other assets	162	181

Total assets	$10,053	$10,912

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,022	$3,297
Customer prepayments	385	831
Accrued compensation and benefits	854	704
Accrued liabilities	210	131
Total current liabilities	4,471	4,963

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,783 shares issued and outstanding	48	48
Additional paid-in capital	10,770	10,634
Accumulated other comprehensive loss	(342)	(335)
Accumulated deficit	(4,894)	(4,398)
Total stockholders’ equity	5,582	5,949
Total liabilities and stockholders’ equity	$10,053	$10,912

  See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Amounts in thousands except per share data

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenues:	$7,264	$7,377	$14,040	$14,858

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	4,736	4,481	9,047	8,892
Sales and marketing	1,079	886	1,966	1,806
Research and development	435	475	838	908
General and administrative	1,161	1,284	2,378	2,732
Depreciation and amortization	145	232	288	462
Total operating expenses	7,556	7,358	14,517	14,800

(Loss) income from operations	(292)	19	(477)	58

Other income (expense):
Interest expense	(4)	(17)	(11)	(36)
Foreign currency transaction gain (loss)	-	1	(4)	(5)
Total other expense	(4)	(16)	(15)	(41)

(Loss) income before income taxes	(296)	3	(492)	17

Income tax expense	-	-	4	10

Net (loss) income	$(296)	$3	$(496)	$7
Effect of foreign currency translation adjustments	(20)	(11)	(7)	(35)
Comprehensive loss	$(316)	$(8)	$(503)	$(28)

(Loss) income per common share – basic & diluted	$(0.06)	$0.00	$(0.10)	$0.00
Weighted average shares outstanding – basic	4,783	4,779	4,783	4,779
Weighted average shares outstanding – diluted	4,783	4,867	4,783	4,833

 See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in thousands

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(496)	$7

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	218	249
Amortization	71	213
Stock-based compensation expense	136	148

Changes in operating assets and liabilities:
Accounts receivable	714	(1,105)
Unbilled services	(406)	(173)
Prepaid expenses and other assets	57	2
Accounts payable and accrued liabilities	(196)	225
Accrued interest – related party	-	(81)
Accrued compensation and benefits	150	(15)
Customer prepayments	(446)	418
Net cash flows used in operating activities	(198)	(112)

Cash flows from investing activities:
Purchases of property and equipment	(465)	(323)
Payments on long term licenses	(51)	(36)
Net cash flows used in investing activities	(516)	(359)

Cash flows from financing activities:
Payments on capital lease obligations	-	(80)
Proceeds from exercise of stock options	-	11
Net cash flows used in financing activities	-	(69)

Net change in cash and cash equivalents	(714)	(540)

Effect of exchange rate changes in cash	(8)	(31)

Cash and cash equivalents – beginning of period	3,727	4,662

Cash and cash equivalents – end of period	$3,005	$4,091

Cash paid for taxes	$4	$10
Cash paid for interest including loan fees	$11	$124

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and which, in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the condensed consolidated financial statements not misleading.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at both June 30, 2016 and December 31, 2015. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

For the three months and six months ended June 30, 2016, all options and warrants to purchase shares were excluded because we had a net loss and inclusion of these shares would have been anti-dilutive. For the three and six months ended June 30, 2015 we excluded options to purchase 91 and 43 shares, respectively, from the diluted weighted average shares outstanding calculation because the inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended June 30,
	2016	2015
Numerator:
Net (loss) income	$(296)	$3
Denominator:
Weighted average common shares outstanding - basic	4,783	4,779
Effect of dilutive stock options and warrants	-	88
Weighted average common shares outstanding - diluted	4,783	4,867
Basic (loss) income per common share	$(0.06)	$0.00
Diluted (loss) income per common share	$(0.06)	$0.00

	Six months ended June 30,
	2016	2015
Numerator:
Net (loss) income	$(496)	$7
Denominator:
Weighted average common shares outstanding - basic	4,783	4,779
Effect of dilutive stock options and warrants	-	54
Weighted average common shares outstanding - diluted	4,783	4,833
Basic (loss) income per common share	$(0.10)	$0.00
Diluted (loss) income per common share	$(0.10)	$0.00

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

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and are as follows:

	June 30, 2016	December 31, 2015
Customer lists acquired	$784	$784
Patents and licenses	378	327
Less accumulated amortization	(1,024)	(997)
Total intangible assets, net	$138	$114

Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is 2 years. Amortization of intangible assets was $13 and $64 for the three-month periods ended June 30, 2016 and 2015, respectively, and $27 and $128 for the six-month periods ended June 30, 2016 and 2015, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and thereafter is $53, $53, $53, $40, and $11, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There were no indicators of impairment or impairment for the three and six months ended June 30, 2016 and 2015.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that are developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. The Company did not capitalize any additional software development costs in the three or six months ended June 30, 2016 or 2015.

Total capitalized software development costs consist of the following as of:

	June 30, 2016	December 31, 2015
Capitalized software development costs	$543	$543
Less accumulated amortization	(543)	(500)
Total capitalized software development costs, net	$-	$43

When the software projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of three years. Capitalized software amortization expense was $10 and $42 for the three months ended June 30, 2016 and 2015, respectively and $43 and $85 for the six months ended June 30, 2016 and 2015, respectively. The capitalized software development costs are fully amortized as of June 30, 2016.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense was $62 and $65 for the three months ended June 30, 2016 and 2015, respectively, and $136 and $148 for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, there was approximately $657 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were options to purchase 94 shares issued during the three and six months ended June 30, 2016. There were options to purchase 26 and 48 shares issued during the three and six months ended June 30, 2015, respectively. In determining the compensation cost of the options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended June 30,
	2016	2015
Risk-free interest rate	1.3%	1.5%
Expected life of options granted	7 Yrs.	7 Yrs.
Expected volatility range	83.9%	81.8%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended June 30, 2016 and 2015 have a weighted-average grant date fair value of $3.47 and $4.28 per share, respectively.

	Six months ended June 30,
	2016	2015
Risk-free interest rate	1.3%	1.5%
Expected life of options granted	7 Yrs.	7 Yrs.
Expected volatility range	83.9%	85.4%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the six months ended June 30, 2016 and 2015 have a weighted-average grant date fair value of $3.47 and $4.38 per share, respectively.

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

Research and Development

Research and development expenses primarily represent costs incurred for maintenance and development of enhancements to the Company’s operating software system and include costs incurred during the preliminary project stage of development or related to training or maintenance activities. To a lesser degree, research and development expenses also consist of costs to add features to the Company’s operating software system that could make portions of the system licensable to outside third parties. Research and development expenses consist primarily of salaries and related costs of software engineers, and fees paid to third party consultants. All research and development expenses are expensed as incurred.

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

Reclassification of immaterial current year balances

Certain immaterial amounts related to cost of goods sold and sales and marketing expenses in the year to date 2016 financial statements have been reclassified to conform to the 2nd quarter 2016 presentation.  These reclassifications had no effect on net income (loss) or stockholder’s equity.

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

In April 2015, FASB issued an Accounting Standards Update (“ASU”) that defers the effective date of ASC Section 606 by one year. As updated, ASC Section 606 is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. FASB does permit the early adoption of the new revenue standard, but not before the original effective date for annual periods beginning after December 15, 2016.  The Company is currently evaluating the method of adoption and the impact of adopting ASC Section 606 on its results of operations, cash flows and financial position.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The new standard will be effective beginning in the first quarter of 2018. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015. The adoption of ASU 2015-17 did not have an impact on the Company’s consolidated balance sheet due to the full valuation allowance against the net deferred tax assets as of June 30, 2016 and December 31, 2015.

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

Accounts receivable concentration. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At June 30, 2016 one customer accounted for 10% of accounts receivable and at December 31, 2015, one customer accounted for approximately 12% of accounts receivable.

Sales concentration. For the three and six months ended June 30, 2016, one customer accounted for over 10% of the Company’s total revenue. For the three and six months ended June 30, 2015, no customers accounted for over 10% of the Company’s total revenue.

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

Net revenues per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended June 30,
	2016		2015
	Revenues	Percent	Revenues	Percent
United States	$5,321	73%	$5,534	75%
Asia	139	2%	224	3%
Europe	1,396	19%	1,365	19%
Other International	408	6%	254	3%
Total Revenues	$7,264	100%	$7,377	100%

	Six Months Ended June 30,
	2016		2015
	Revenues	Percent	Revenues	Percent
United States	$10,662	76%	$11,439	77%
Asia	310	2%	376	3%
Europe	2,335	17%	2,293	15%
Other International	733	5%	750	5%
Total Revenues	$14,040	100%	$14,858	100%

For the three and six months ended June 30, 2016 and 2015, no single foreign country accounted for 10% or more of net revenues.

4.	Related Party Transactions

Note Payable

The Company previously had a note payable in the amount of $750, plus accrued interest thereon, to Shannon and Angela Zimmerman. Shannon Zimmerman is currently, and prior to June 8, 2015 Angela Zimmerman was an executive officer of the Company. Each is a director of the Company and a beneficial owner of the Company's outstanding voting common stock. The note had a maturity date of August 23, 2015, and carried an interest rate of 8%.  On August 20, 2015, the note payable, including accrued interest of $8, was paid in full. There was no interest expense in the first six months of 2016 and interest expense for the three and six months ended June 30, 2015 was $15 and $30, respectively.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC, a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expires in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $86 in both three-month periods ended June 30, 2016 and 2015 and $172 in both six-month periods ended June 30, 2016 and 2015.

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

Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Company’s liquidity ratio is greater than or equal to 1.75 to 1.0 and (b) 2.25% above the Prime Rate when the Company’s liquidity ratio is less than 1.75 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.1875% per annum on the average unused portion. There was no outstanding balance as of June 30, 2016 and December 31, 2015 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB, as amended on March 26, 2015 and May 5, 2015 (as amended, the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $2,500, increasing as of the last day of each fiscal quarter by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the Credit Facility as of June 30, 2016 and December 31, 2015.

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

2014 Equity Incentive Plan

On June 12, 2014 the Company’s stockholders approved the 2014 Equity Incentive Plan as a replacement for the 2004 Amended and Restated Long-Term Incentive Plan. This plan allows the Company’s Board of Directors, or a committee of the Board, to grant awards to the Company’s employees (including its named executive officers), directors, and/or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were initially reserved for issuance under this plan. As of June 30, 2016 there are 176 shares of Company common stock reserved for issuance under this plan.

As of June 30, 2016, there were options to purchase a total of 504 shares outstanding with a weighted average exercise price of $4.87 per share. Additionally there were warrants to purchase 21 shares outstanding with a weighted average exercise price of $2.44 per share.

7.	Income Taxes

The Company’s cumulative net operating loss available to offset future income for federal and state reporting purposes was $28,197 and $2,921, respectively, as of June 30, 2016.  Available research and development and foreign tax credit carry forwards at June 30, 2016 were $749. The difference between the amount of net operating loss carry forward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2016 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028. Accordingly, income tax expense recognized during the six months ended June 30, 2016 related only to annual state tax filings. The income tax expense recognized during the three and six months ended June 30, 2015 related to taxes due in foreign jurisdictions where the Company does business and state tax filings.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2016. All balances and valuation allowances as of December 31, 2015 were evaluated and no changes were deemed necessary as of June 30, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report include, but are not limited to,: (i) our intent to invest in growth initiatives, including sales and marketing programs and enhancements to our translation management system; (ii) our expectations regarding the flow of business from our existing customers; (iii) our beliefs regarding the strength of our business model; (iv) our beliefs regarding the demand for translation services and the industry in general; (v) our expectation to generate positive cash flow from operations; (vi) our expectations regarding future revenue growth; (vii) our expectations regarding the addition of new operations staff members; (viii) our estimates of operating expenses; (ix) our beliefs regarding the adequacy of our capital resources; and (x) our beliefs regarding financial and business trends relating to our financial condition and results of operations.

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

•	our ability to add or integrate successfully sales and marketing, research and development or other key personnel who are able to successfully sell or develop our solutions;
•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and
•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2016.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three and six months ended June 30, 2016.

Results of Operations - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The major components of revenues, cost of revenues, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended June 30,
Item	2016	2015	% Change (Period Over Period)
	(in thousands)	(in thousands)
Revenues	$7,264	$7,377	(2)%
Operating expenses:
Cost of revenues	4,736	4,481	6%
Sales and marketing	1,079	886	22%
Research and development	435	475	(8)%
General and administrative	1,161	1,284	(10)%
Depreciation and amortization	145	232	(38)%
Loss (income) from operations	(292)	19	(1637)%
Other income (expense):
Interest	(4)	(17)	(76)%
Foreign currency	-	1	(100)%
Income tax expense	-	-	-
Net (Loss) Income	$(296)	$3

Revenues

Revenues decreased 2% in the second quarter of 2016 compared to the same period in 2015. All of our revenue is project oriented and thus subject to fluctuations due to the timing and nature of the translation needs of our customers. This pattern was reflected in the second quarter of 2016 revenues from our top ten, second quarter 2015 customers. We experienced an aggregate 55% revenue increase in five of these customers, while the other five customers had an aggregate 37% revenue decrease. This pattern was prevalent throughout much of our customer base during the quarter. These fluctuations were offset partially by revenue from new customers, which totaled $378,000 during the quarter.

During the second quarter of 2016, we have been investing additional resources in new sales and marketing activities that we believe will result in new revenue in future periods. These efforts include the addition of a channel partner manager, a new sales representative devoted to domestic Life Science business, and the shifting of the focus of our VP of Life Sciences from an operational role to that of generating new Life Science business in Europe and other international markets. We have also created a Global Solutions Architect (“GSA”) program within the Company. The GSA is a dedicated team that will promote the customer experience which we expect to result in more new customers, as well as increased revenue from our current customers.

Operating Expenses

Cost of Revenues. Cost of revenues consists of outside translator costs and compensation costs for our internal personnel. During the second quarter of 2016, total cost of revenues increased by $255,000, or 6%, compared to the same period of 2015.  As a percentage of revenues, cost of revenues was 65% of revenues in the second quarter of 2016 compared to 61% in the same period of 2015. Outside translator costs were 48% of revenues in the second quarter of 2016 compared to 47% in the same period of 2015. Translator costs can vary from quarter to quarter based on the specific language needs of our customers. Compensation costs were 17% of revenues in the second quarter of 2016 compared to 14% in the same period of 2015. The increase in percentage was due to the aforementioned decline in revenues and to adding six additional people to our worldwide operations team in the second half of 2015 in order to support our anticipated revenue growth. We believe these staff members are necessary to support expected growth in our business during the remainder of 2016 and beyond.

Sales and Marketing. Sales and marketing expense in the second quarter of 2016 increased $193,000, or 22%, compared to the same period in 2015. For the same periods in 2016 and 2015, as a percentage of revenues, sales and marketing expense was 15% and 12%, respectively. The increase in dollars was primarily due to higher compensation costs which relate to our revenue improvement efforts described above.

Research and Development.  Research and development expense in the second quarter of 2016 decreased $40,000, or 8%, compared to the same period of 2015. As a percentage of revenues, research and development expense was 6% in the second quarter of both 2016 and 2015. The decline in dollars was due to having open positions on our development staff.

General and Administrative.  General and administrative expense in the second quarter of 2016 decreased $123,000, or 10%, compared to the same period of 2015. For the same periods, as a percentage of revenues, general and administrative expense was 16% in 2016 compared to 17% in 2015. The decrease in dollars and percentage of revenues was principally due to a decrease in professional recruiting fees for a new COO that was hired in 2015 and a decrease in notice pay related to the retirement of an international employee, neither of which repeated in 2016.

Depreciation and Amortization.   Depreciation and amortization expense in the second quarter of 2016 decreased $87,000, or 38%, compared to the same period in 2015. The decrease was a result of lower average fixed asset balances, intangible assets that became fully amortized in 2015, and capitalized software development costs that became fully amortized in 2016.

Interest Expense

Interest expense in the second quarter of 2016 was $4,000 compared to $17,000 in the same period of 2015. The decline was due to the payoff in 2015 of our note payable and capital lease obligations.

Income Tax Expense

There was no income tax expense in the second quarter of 2016 and 2015.

Operating (Loss) Income

We had a loss from operations of $296,000 in the second quarter of 2016 compared to income from operations of $3,000 in the same period in 2015. The decrease was due to the aforementioned 2% decrease in revenues, higher translator expenses, and investments in sales and marketing personnel.

Results of Operations - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The major components of revenues, cost of revenue, operating expenses and other expense are discussed below.

	Six Months Ended June 30,
Item	2016	2015	% Change (Period Over Period)
	(in thousands)	(in thousands)

Revenues	$14,040	$14,858	(6)%
Operating Expenses:
Cost of Revenues	9,047	8,892	2%
Sales and Marketing	1,966	1,806	9%
Research and Development	838	908	(8)%
General and Administrative	2,378	2,732	(13)%
Depreciation and Amortization	288	462	(38)%
(Loss) income from operations	(477)	58	(922)%
Other Expense:
Interest	11	36	(69)%
Foreign Currency	4	5	(20)%
Income Tax Expense	4	10	(60)%
Net (Loss) Income	$(496)	$7

Revenues

Revenues decreased by 6% in the first six months of 2016 compared to the same period in 2015. All of our revenue is project oriented and thus subject to fluctuations due to the timing and nature of the translation needs of our customers. This pattern was reflected in the first six months of 2016 revenue from our top ten 2015 customers. We experienced an aggregate 23% revenue increase in six of these customers, while the other four customers had an aggregate 41% revenue decrease. This pattern was prevalent throughout much of our customer base during the first six months of 2016. These fluctuations were offset partially by revenue from new customers which totaled $566,000 during the period.

During the first half of 2016, we have begun investing additional resources in new sales and marketing initiatives that we believe will result in new revenue in future periods. These efforts include the addition of a channel partner manager, a new sales representative devoted to domestic Life Science business, and the shifting of the focus of our VP of Life Sciences from an operational role to that of generating new Life Science business in Europe and other international markets. We also have also created a Global Solutions Architect (“GSA”) program within the Company. The GSA is a dedicated team that is promoting the customer experience, which we expect to result in more new customers, as well as increased revenue from our current customers.

Operating Expenses

Cost of Revenues. Cost of revenues in the first six months of 2016 increased $155,000, or 2%, compared to the same period in 2015.   For the same periods, as a percentage of revenues, cost of revenues was 64% in 2016 compared to 60% in 2015. Outside translator costs were 47% of revenues in the first six months of 2016 compared to 46% of revenues in the first six months of 2015. Translator costs can vary from period to period based on the specific language needs of our customers. Compensation costs were 17% of revenues in the first half of 2016 compared to 14% of revenues in the first half of 2015. The increase in percentage was due to the aforementioned decline in revenues and to adding six additional people to our worldwide operations team in the second half of 2015 in order to support our anticipated revenue growth. We believe these staff members are necessary to support expected growth in our business during the remainder of 2016.

Sales and Marketing. Sales and marketing expense in the first six months of 2016 increased $160,000, or 9%, compared to the same period in 2015. For the same periods, as a percentage of revenues, sales and marketing expense was 14% in 2016 compared to 12% in 2015. The increase in dollars was due principally to higher compensation costs because of the addition of new staff members related to our revenue improvement efforts described above.

Research and Development.  Research and development expense in the first six months of 2016 decreased $70,000, or 8%, compared to the same period in 2015. For the same periods, as a percentage of revenues, research and development expense was 6% in both 2016 and 2015. The decrease in dollars is primarily due to open positions on the development staff.

General and Administrative.  General and administrative expense in the first six months of 2016 decreased $354,000, or 13%, compared to the same period in 2015. For the same periods, as a percentage of revenues, general and administrative expense was 17% in 2015 compared to 18% in 2015. The decrease in dollars and percentage of revenues was due to several factors, most notably a decrease in the amount of incentive compensation paid under the Company’s Short-Term Incentive Plan, a decrease in professional recruiting fees for a new COO that was hired in 2015 and a decrease in notice pay related to the retirement of an international employee in 2015.

Depreciation and Amortization.   Depreciation and amortization expense in the first six months of 2016 decreased $174,000, or 38%, compared to the same period in 2015. The decrease was a result of lower average fixed asset balances, intangible assets that became fully amortized in 2015, and capitalized software development costs that became fully amortized in 2016.

Interest Expense

Interest expense in the first six months of 2016 decreased by $25,000 compared to the same period in 2015.   The decline was due to the payoff in 2015 of our note payable and capital lease obligations.

Income Tax Expense

Income tax expense in the first half of 2016 decreased $6,000 compared to the same period in 2015. The majority of the decrease in taxes was due to a decrease in the Company’s taxable activities in Spain.

Operating (Loss) Income

The Company had a loss from operations of $496,000 in the first six months of 2016 compared to income from operations of $7,000 in the same period in 2015. The decrease was due to the aforementioned 6% decrease in revenues, higher translator expenses, and investments in sales and marketing personnel.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net (loss) income	$(296)	$3	$(496)	$7
Interest expense	4	17	11	36
Income taxes	-	-	4	10
Depreciation and amortization	145	232	288	462
Stock-based compensation	62	65	136	148
Adjusted EBITDA	$(85)	$317	$(57)	$663

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six months ended June 30,
(amounts in thousands)	2016	2015
Cash flows (used in) :
Operating activities	$(198)	$(112)
Investing activities	(516)	(359)
Financing activities	-	(69)
Net (decrease) in cash	(714)	(540)
Effect of exchange rate changes in cash	(8)	(31)
Cash and equivalents, beginning of period	$3,727	$4,662
Cash and equivalents, end of period	$3,005	$4,091

Net Cash Used in Operating Activities

The increase in the usage of cash in the first six months of 2016 compared to the first six months of 2015 was due to a decrease in our Adjusted EBITDA (see explanation of Adjusted EBITDA above) offset by changes in our operating assets and liabilities. These changes were a combination of decreases to accounts receivable, accounts payable and customer prepayments, and an increase in our unbilled services.

Net Cash Used in Investing Activities

Net cash used in investing activities in both periods relates principally to the purchase of software and equipment and licenses for the business.

Net Cash Used in Financing Activities

In the first six months of 2015, cash used in financing activities consisted of payments made on capital lease obligations offset by proceeds from the exercise of stock options by Company employees.

Sources of Capital

In both periods presented, our principal source of liquidity was our cash and cash equivalents and our funds generated from the operations of the business. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we also have a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $3,000,000 or 85% of our outstanding eligible accounts receivable. As of June 30, 2016, the credit facility did not have an outstanding balance. We were in compliance with all covenants of the credit facility as of June 30, 2016.

Uses of Capital

Our primary uses of capital in the first six months of 2016 were to fund our operations and working capital needs and to make investments in equipment and technology. We intend to utilize our cash and cash equivalents as well as our funds generated from operations to support our business, including investing in technology, increasing our sales and marketing activities both domestically and internationally, enhancing Transplicity, our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments or arrangements in place for such acquisitions.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2016 there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 11, 2016	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Exhibit Index

Sajan, Inc.

Quarterly Report for the period ended June 30, 2016

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed by MathStar Inc. with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

