Form 10-Q
period 2016-09-30
SAJAN INC
filed 2016-11-08
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number: 001-36600

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

☐ Yes    ☒ No

As of October 31, 2016, the registrant had 4,796,383 shares of common stock, $0.01 par value per share, outstanding.

 Sajan, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,477	$3,727
Accounts receivable, net of allowance	4,179	5,032
Unbilled services	1,296	646
Prepaid expenses and other current assets	793	684
Total current assets	9,745	10,089

Property and equipment, net	815	642

Other assets:
Intangible assets, net	151	114
Capitalized software development costs, net	-	43
Other assets	32	24
Total other assets	183	181

Total assets	$10,743	$10,912

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,605	$3,297
Customer prepayments	318	831
Accrued compensation and benefits	840	704
Accrued liabilities	194	131
Total current liabilities	4,957	4,963

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,796 and 4,783 shares issued and outstanding, respectively	48	48
Additional paid-in capital	10,870	10,634
Accumulated other comprehensive loss	(347)	(335)
Accumulated deficit	(4,785)	(4,398)
Total stockholders’ equity	5,786	5,949
Total liabilities and stockholders’ equity	$10,743	$10,912

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Amounts in thousands except per share data

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues:	$7,522	$7,333	$21,563	$22,192

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	4,729	4,706	13,755	13,598
Sales and marketing	1,010	974	2,998	2,780
Research and development	345	354	1,184	1,262
General and administrative	1,186	1,163	3,564	3,897
Depreciation and amortization	135	250	423	712
Total operating expenses	7,405	7,447	21,924	22,249

Income (loss) from operations	117	(114)	(361)	(57)

Other income (expense):
Interest expense	(4)	(11)	(14)	(47)
Foreign currency transaction gain (loss)	(2)	1	(6)	(5)
Total other expense	(6)	(10)	(20)	(52)

Income (loss) before income taxes	111	(124)	(381)	(109)

Income tax expense	3	3	7	12

Net income (loss)	108	(127)	(388)	(121)
Effect of foreign currency translation adjustments	(4)	(3)	(11)	(38)
Comprehensive income (loss)	$104	($130)	($399)	($159)

Income (loss) per common share – basic & diluted	$0.02	($0.03)	($0.08)	($0.03)
Weighted average shares outstanding – basic	4,785	4,781	4,783	4,780
Weighted average shares outstanding – diluted	4,799	4,781	4,783	4,780

See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in thousands

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(388)	$(121)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	340	393
Amortization	83	319
Stock-based compensation expense	216	223

Changes in operating assets and liabilities:
Accounts receivable	853	(730)
Unbilled services	(650)	(273)
Prepaid expenses and other assets	(117)	(129)
Accounts payable and accrued liabilities	372	364
Accrued interest – related party	-	(81)
Accrued compensation and benefits	136	24
Customer prepayments	(513)	(41)
Net cash flows provided by (used in) operating activities	332	(52)

Cash flows from investing activities:
Purchases of property and equipment	(513)	(410)
Payments on long term licenses	(77)	(54)
Net cash flows used in investing activities	(590)	(464)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	20	11
Payoff of note payable – related party	-	(750)
Payments on capital lease obligations	-	(93)
Net cash flows provided by (used in) financing activities	20	(832)

Net change in cash and cash equivalents	(238)	(1,348)
Effect of exchange rate changes in cash	(12)	(36)
Cash and cash equivalents – beginning of period	3,727	4,662

Cash and cash equivalents – end of period	$3,477	$3,278

Cash paid for taxes	$7	$12
Cash paid for interest including loan fees	$11	$128

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and which, in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the condensed consolidated financial statements not misleading.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30 at both September 30, 2016 and December 31, 2015. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

Income (Loss ) Per Common Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.

For the three months and nine months ended September 30, 2016, 399 and 433 options to purchase shares, respectively, were excluded because inclusion of these shares would have been anti-dilutive. For the three months and nine months ended September 30, 2015, all options and warrants to purchase shares were excluded because the Company had a net loss and inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended September 30,
	2016	2015
Numerator:
Net income (loss)	$108	$(127)
Denominator:
Weighted average common shares outstanding - basic	4,785	4,781
Effect of dilutive stock options and warrants	14	-
Weighted average common shares outstanding - diluted	4,799	4,781
Basic income (loss) per common share	$0.02	$(0.03)
Diluted income (loss) per common share	$0.02	$(0.03)

	Nine months ended September 30,
	2016	2015
Numerator:
Net loss	$(388)	$(121)
Denominator:
Weighted average common shares outstanding - basic	4,783	4,780
Effect of dilutive stock options and warrants	-	-
Weighted average common shares outstanding - diluted	4,783	4,780
Basic (loss) per common share	$(0.08)	$(0.03)
Diluted (loss) per common share	$(0.08)	$(0.03)

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

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and are as follows:

	September 30, 2016	December 31, 2015
Customer lists acquired	$784	$784
Patents and licenses	404	327
Less accumulated amortization	(1,037)	(997)
Total intangible assets, net	$151	$114

Intangible assets are amortized over their expected useful lives of four to fifteen years and their weighted average remaining life is two years. Amortization of intangible assets was $13 and $64 for the three-month periods ended September 30, 2016 and 2015, respectively, and $84 and $192 for the nine-month periods ended September 30, 2016 and 2015, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and thereafter is $53, $53, $53, $40, and $11, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There were no indicators of impairment for the three and nine months ended September 30, 2016 and 2015.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that are developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. The Company did not capitalize any additional software development costs in the three or nine months ended September 30, 2016 or 2015.

Total capitalized software development costs consist of the following as of:

	September 30, 2016	December 31, 2015
Capitalized software development costs	$543	$543
Less accumulated amortization	(543)	(500)
Total capitalized software development costs, net	$-	$43

As of June 30, 2016, all capitalized software costs were fully amortized. Capitalized software amortization expense was $42 for the three months ended September 30, 2015 and $43 and $127 for the nine months ended September 30, 2016 and 2015, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense was $80 and $75 for the three months ended September 30, 2016 and 2015, respectively, and $216 and $223 for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, there was approximately $682 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were options to purchase 34 and 128 shares issued during the three and nine months ended September 30, 2016, respectively. There were no options to purchase shares issued during the three months ended September 30, 2015 and options to purchase 48 shares issued during the nine months ended September 30, 2015. In determining the compensation cost of the options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended September 30,
	2016	2015
Risk-free interest rate	1.1%	-
Expected life of options granted	7 Yrs.	-
Expected volatility range	84.9%	-
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the three months ended September 30, 2016 have a weighted-average grant date fair value of $3.10 per share.

	Nine months ended September 30,
	2016	2015
Risk-free interest rate	1.2%	1.5%
Expected life of options granted	7 Yrs.	7 Yrs.
Expected volatility range	84.2%	85.4%
Expected dividend yield	-	-

Using the Black-Scholes option pricing model, management has determined that the options issued in the nine months ended September 30, 2016 and 2015 have a weighted-average grant date fair value of $3.37 and $4.38 per share, respectively.

Revenue Recognition

The Company derives revenue primarily from language translation services and professional consulting services. Services include content analysis, translation memory and retrieval, language translation, account management, graphic design services, technical consulting, and professional services.  Services associated with translation of content are generally billed on a “per word” basis. The price charged per word per language varies depending upon the language, the availability of translator resources and the extent to which the Company’s proprietary search algorithm has been applied to reuse prior translation work. In some cases the Company may generate revenue by allowing customers to utilize its operating system, for which the Company will also receive revenue on a per word basis similar to its services business model based upon the number of words processed through the Transplicity software platform. Professional services, including technical consulting and project management, are billed on a per hour rate basis.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition” and will create modifications to various other revenue accounting standards for specialized transactions and industries. Along with a concurrently issued International Financial Reporting Standard, ASC Section 606 is intended to conform revenue accounting principles and address the previously differing treatment between United States practice and that of much of the rest of the world. The section is also intended to enhance disclosures related to disaggregated revenue information.

In April 2015, FASB issued an Accounting Standards Update (“ASU”) that defers the effective date of ASC Section 606 by one year. As updated, ASC Section 606 is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. FASB does permit the early adoption of the new revenue standard, but not before the original effective date for annual periods beginning after December 15, 2016.  The Company is currently evaluating the method of adoption and the impact of adopting ASC Section 606 on its results of operations, cash flows, and financial position.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The new standard will be effective beginning in the first quarter of 2018. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015. The adoption of ASU 2015-17 did not have an impact on the Company’s consolidated balance sheet due to the full valuation allowance against the net deferred tax assets as of September 30, 2016 and December 31, 2015.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows, and financial position.

2.	Concentrations of Credit Risk

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

Accounts receivable concentration. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At September 30, 2016 one customer accounted for 12% of accounts receivable, and at December 31, 2015, a different customer accounted for approximately 12% of accounts receivable.

Sales concentration. For the three and nine months ended September 30, 2016 and 2015, no customers accounted for over 10% of the Company’s total revenue.

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

Net revenues per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended September 30,
	2016		2015
	Revenues	Percent	Revenues	Percent
United States	$6,063	81%	$5,583	76%
Asia	131	2%	203	3%
Europe	1,002	13%	1,212	17%
Other International	327	4%	335	4%
Total Revenues	$7,522	100%	$7,333	100%

	Nine Months Ended September 30,
	2016		2015
	Revenues	Percent	Revenues	Percent
United States	$16,725	78%	$17,021	77%
Asia	440	2%	579	3%
Europe	3,337	15%	3,505	16%
Other International	1,060	5%	1,087	4%
Total Revenues	$21,563	100%	$22,192	100%

For the three and nine months ended September 30, 2016 and 2015, no single foreign country accounted for 10% or more of net revenues.

4.	Related Party Transactions

Note Payable

The Company previously had a note payable in the amount of $750, plus accrued interest thereon, to Shannon and Angela Zimmerman. Shannon Zimmerman is currently, and prior to June 8, 2015 Angela Zimmerman, was an executive officer of the Company. Each is a director of the Company and a beneficial owner of the Company's outstanding voting common stock. The note had a maturity date of August 23, 2015, and carried an interest rate of 8%.  On August 20, 2015, the note payable, including accrued interest of $8, was paid in full. There was no interest expense in the first nine months of 2016 and interest expense for the three and nine months ended September 30, 2015 was $8 and $38, respectively.

Lease

Sajan leases its office space under three non-cancelable operating leases from River Valley Business Center, LLC, a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 20,000 square feet and is leased pursuant to three agreements. These lease agreements require the Company to pay a minimum monthly rental plus certain operating expenses and expire in January 2017. Payment of rent under these leases is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $86 in both three-month periods ended September 30, 2016 and 2015 and $258 in both nine-month periods ended September 30, 2016 and 2015.

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

Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Company’s liquidity ratio is greater than or equal to 1.75 to 1.0 and (b) 2.25% above the Prime Rate when the Company’s liquidity ratio is less than 1.75 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.1875% per annum on the average unused portion. There was no outstanding balance as of September 30, 2016 or December 31, 2015 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB, as amended on March 26, 2015 and May 5, 2015 (as amended, the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $2,500, increasing as of the last day of each fiscal quarter by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the Credit Facility as of September 30, 2016 and December 31, 2015.

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

2014 Equity Incentive Plan

On June 12, 2014 the Company’s stockholders approved the 2014 Equity Incentive Plan as a replacement for the 2004 Amended and Restated Long-Term Incentive Plan. This plan allows the Company’s Board of Directors, or a committee of the Board, to grant awards to the Company’s employees (including its named executive officers), directors, and/or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights. A total of 375 shares were initially reserved for issuance under this plan. As of September 30, 2016, there are 142 shares of Company common stock reserved for issuance under this plan.

As of September 30, 2016, there were options to purchase a total of 524 shares outstanding with a weighted average exercise price of $4.86 per share. Prior to September 30, 2016, the Company had warrants to purchase 21 shares outstanding at $2.44 per share. During the quarter ended September 30, 2016, all warrants were exercised and resulted in the issuance of 14 shares of common stock.

7.	Income Taxes

The Company’s cumulative net operating loss available to offset future income for federal and state reporting purposes was $28,226 and $2,904, respectively, as of September 30, 2016.  Available research and development and foreign tax credit carry forwards at September 30, 2016 were $749. The difference between the amount of net operating loss carry forwards available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2016 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028. Accordingly, income tax expense recognized during the nine months ended September 30, 2016 related only to annual state tax filings. The income tax expense recognized during the three and nine months ended September 30, 2015 related to taxes due in foreign jurisdictions where the Company does business and state tax filings.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2016. All balances and valuation allowances as of December 31, 2015 were evaluated and no changes were deemed necessary as of September 30, 2016.

8.	Legal Proceedings

The Company expenses legal costs as incurred. In the ordinary course of business, the Company is subject to legal actions, proceedings, and claims. As of the date of this report, management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report include, but are not limited to: (i) our intent to invest in growth initiatives, including sales and marketing programs and enhancements to our translation management system; (ii) our expectations regarding the flow of business from our existing customers; (iii) our beliefs regarding the strength of our business model; (iv) our beliefs regarding the demand for translation services and the industry in general; (v) our expectation to generate positive cash flow from operations; (vi) our expectations regarding future revenue growth, including both organically and through acquisitions; (vii) our expectations regarding the addition of new operations staff members; (viii) our estimates of operating expenses; (ix) our beliefs regarding the adequacy of our capital resources; and (x) our beliefs regarding financial and business trends relating to our financial condition and results of operations.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions, and other factors relating to, among other things, our industry, operations and results of operations, and any businesses that we may acquire. These factors include:

•	our rate of growth in the highly-fragmented global multilingual content delivery industry;

•	our ability to effectively manage our growth;

•	lack of acceptance of any existing or new solutions we offer;

•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;

•	economic weakness and constrained globalization spending by businesses operating in international markets;

•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;

•	risk of increased regulation of the Internet and business conducted via the Internet;

•	our ability to identify attractive acquisition opportunities, successfully negotiate acquisition terms, and effectively integrate any acquired companies or businesses;

•	availability of capital on acceptable terms to finance our operations and growth;

•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business, and reduced protection of our intellectual property;

•	our ability to add or integrate successfully sales and marketing, research and development, or other key personnel who are able to successfully sell or develop our solutions;

•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2016.

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

Customers who purchase translation services from us need completely accurate, high-quality translation for materials that are critically important to their businesses, such as instruction manuals, training materials, marketing programs, legal documents, and websites. We provide these translation services in a fast, cost-effective manner through the use of our proprietary technology, Transplicity, as well as our network of outside translators and our internal staff, who manage the project to ensure all our customer deliverables are met.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2016.

Results of Operations - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The major components of revenues, cost of revenues, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended September 30,
			% Change
Item	2016	2015	(Period Over Period)
	(in thousands)	(in thousands)
Revenues	$7,522	$7,333	3%
Operating expenses:
Cost of revenues	4,729	4,706	0%
Sales and marketing	1,010	974	4%
Research and development	345	354	(3%)
General and administrative	1,186	1,163	2%
Depreciation and amortization	135	250	(46%)
Income (loss) from operations	117	(114)	203%
Other income (expense):
Interest	(4)	(11)	(64%)
Foreign currency	(2)	1	300%
Income tax expense	3	3	0%
Net Income (Loss)	$108	$(127)	185%

Revenues

Revenues increased 3% in the third quarter of 2016 compared to the same period in 2015. Our top ten third quarter 2016 clients comprised 55% of our revenue and grew 15% over last year. Eight of these customers were also in our top ten during the 3rd quarter of 2015. All of our revenue is project oriented and thus subject to fluctuations due to the timing and nature of the translation needs of our customers. This pattern was reflected in the third quarter of 2016 revenues attributable to our top ten, third quarter 2015 customers. We experienced an aggregate 58% revenue increase in four of these customers, while the other six customers had an aggregate 32% revenue decrease. This pattern was prevalent throughout much of our customer base during the quarter. Revenue from new customers who we had never done business with before 2016 totaled $252,000 during the quarter.

In 2016, we have been investing additional resources in new sales and marketing activities that we believe will result in new revenue in future periods. These efforts include the addition of a channel partner manager, a new sales representative devoted to domestic Life Science business, and the shifting of the focus of our VP of Life Sciences from an operational role to that of generating new Life Science business in Europe and other international markets. We have also created a Global Solutions Architect (“GSA”) program within the Company. The GSA is a dedicated team that will promote the customer experience which we expect to result in more new customers, as well as increased revenue from our current customers.

Operating Expenses

Cost of Revenues. Cost of revenues consists of outside translator costs and compensation costs for our internal personnel and were approximately the same in the third quarter of 2016 and the third quarter of 2015. As a percentage of revenues, cost of revenues were 63% in the third quarter of 2016 compared to 64% in the same period of 2015. Outside translator costs were 46% of revenues in the third quarter of 2016 compared to 48% in the same period of 2015. The reduced percentage was due to improvements in technology and good supply chain management. Compensation costs were 16% of revenues in both the third quarter of 2016 and 2015.

Sales and Marketing. Sales and marketing expense in the third quarter of 2016 increased $36,000, or 4%, compared to the same period in 2015. As a percentage of revenues, sales and marketing expense was 13% in both third quarter periods of 2016 and 2015. The increase in dollars was primarily due to higher compensation costs which relate to our revenue improvement efforts described above.

Research and Development.  Research and development expense in the third quarter of 2016 decreased $9,000, or 3%, compared to the same period of 2015. As a percentage of revenues, research and development expense was 5% in the third quarter of both 2016 and 2015.

General and Administrative.  General and administrative expense in the third quarter of 2016 increased $22,000, or 2%, compared to the same period of 2015. For the same periods, as a percentage of revenues, general and administrative expense was 16% in both 2016 and 2015.

Depreciation and Amortization.   Depreciation and amortization expense in the third quarter of 2016 decreased $115,000, or 46%, compared to the same period in 2015. The decrease was a result of lower average fixed asset balances, intangible assets that became fully amortized in 2015, and capitalized software development costs that became fully amortized in 2016.

Interest Expense

Interest expense in the third quarter of 2016 was $4,000 compared to $11,000 in the same period of 2015. The decline was due to the payoff in 2015 of our note payable and capital lease obligations.

Income Tax Expense

Income tax expense in the third quarter of 2016 and 2015 was $3,000. These taxes were due to state tax filings in the United States made during the quarter.

Operating Income (Loss)

We had income from operations of $108,000 in the third quarter of 2016 compared to a loss from operations of $127,000 in the same period in 2015. The increase was a combination of the aforementioned 3% increase in revenues, partially offset by increased sales and marketing expenses.

Results of Operations – Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The major components of revenues, cost of revenue, operating expenses, and other expense are discussed below.

	Nine Months Ended September 30,
			% Change
Item	2016	2015	(Period Over Period)
	(in thousands)	(in thousands)

Revenues	$21,563	$22,192	(3%)
Operating Expenses:
Cost of Revenues	13,755	13,598	1%
Sales and Marketing	2,998	2,780	8%
Research and Development	1,184	1,262	(6%)
General and Administrative	3,564	3,897	(9%)
Depreciation and Amortization	423	712	(41%)
(Loss) from operations	(361)	(57)	533%
Other Expense:
Interest	14	47	(70%)
Foreign Currency	6	5	20%
Income Tax Expense	7	12	(42)%
Net (Loss)	$(388)	$(121)	221%

Revenues

Revenues decreased by 3% in the first nine months of 2016 compared to the same period in 2015. Our top ten 2016 customers comprised 56% of our revenue and grew 4% compared to the prior year. Nine of these customers were also in our top ten during 2015. All of our revenue is project oriented and thus subject to fluctuations due to the timing and nature of the translation needs of our customers. This pattern was reflected in the 2016 revenues attributable to our top ten 2015 customers. We experienced an aggregate 24% revenue increase in five of these customers, while the other five customers had an aggregate 23% revenue decrease. This pattern was prevalent throughout much of our customer base during the period. Revenue from new customers who we had never done business with before 2016 totaled $818,000 during the period.

In 2016 we have been investing additional resources in new sales and marketing initiatives that we believe will result in new revenue in future periods. These efforts include the addition of a channel partner manager, a new sales representative devoted to domestic Life Science business, and the shifting of the focus of our VP of Life Sciences from an operational role to that of generating new Life Science business in Europe and other international markets. We also have also created a Global Solutions Architect (“GSA”) program within the Company. The GSA is a dedicated team that is promoting the customer experience, which we expect to result in more new customers, as well as increased revenue from our current customers.

Operating Expenses

Cost of Revenues. Cost of revenues in the first nine months of 2016 increased $157,000, or 1%, compared to the same period in 2015.   For the same periods, as a percentage of revenues, cost of revenues was 64% in 2016 compared to 61% in 2015. Outside translator costs were 47% of revenues in the first nine months of both 2016 and 2015. Compensation costs were 17% of revenues in the first nine months of 2016 compared to 15% of revenues in the same period of 2015. The increase in percentage was due to the aforementioned 3% decline in revenues and the addition of people to our worldwide operations team in the second half of 2015 in order to support our anticipated revenue growth. We believe these staff members are necessary to support expected growth in our business during the remainder of 2016.

Sales and Marketing. Sales and marketing expense in the first nine months of 2016 increased $218,000, or 8%, compared to the same period in 2015. For the same periods, as a percentage of revenues, sales and marketing expense was 14% in 2016 compared to 13% in 2015. The increase in dollars was due principally to higher compensation costs because of the addition of new staff members related to our revenue improvement efforts described above.

Research and Development.  Research and development expense in the first nine months of 2016 decreased $78,000, or 6%, compared to the same period in 2015. For the same periods, as a percentage of revenues, research and development expense was 5% in 2016 compared to 6% in 2015. The decrease in dollars and percentage of revenues is primarily due to open positions on the development staff.

General and Administrative.  General and administrative expense in the first nine months of 2016 decreased $333,000, or 9%, compared to the same period in 2015. For the same periods, as a percentage of revenues, general and administrative expense was 17% in 2016 compared to 18% in 2015. The decrease in dollars and percentage of revenues was due to several factors, most notably a decrease in the amount of incentive compensation paid under the Company’s Short-Term Incentive Plan, a decrease in professional recruiting fees related to a new COO that was hired in 2015 and a decrease in notice pay related to the retirement of an international employee in 2015.

Depreciation and Amortization.   Depreciation and amortization expense in the first nine months of 2016 decreased $289,000, or 41%, compared to the same period in 2015. The decrease was a result of lower average fixed asset balances, intangible assets that became fully amortized in 2015, and capitalized software development costs that became fully amortized in 2016.

Interest Expense

Interest expense in the first nine months of 2016 decreased by $33,000 compared to the same period in 2015.   The decline was due to the payoff in 2015 of our note payable and capital lease obligations.

Income Tax Expense

Income tax expense in the first nine months of 2016 decreased $5,000 compared to the same period in 2015. The majority of the decrease in taxes was due to a decrease in the Company’s taxable activities in Spain.

Operating Loss

The Company had a loss from operations of $388,000 in the first nine months of 2016 compared to a loss from operations of $121,000 in the same period in 2015. The increased loss was due to the aforementioned 3% decrease in revenues, additional operational personnel, and increased sales and marketing costs.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net (loss) income	$108	$(127)	$(388)	$(121)
Interest expense	4	11	14	47
Income taxes	3	3	7	12
Depreciation and amortization	135	250	423	712
Stock-based compensation	80	75	215	223
Adjusted EBITDA	$330	$212	$271	$873

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine months ended September 30,
(amounts in thousands)	2016	2015
Cash flows provided by (used in) :
Operating activities	$332	$(52)
Investing activities	(590)	(464)
Financing activities	20	(832)
Net (decrease) in cash	(238)	(1,348)
Effect of exchange rate changes in cash	(12)	(36)
Cash and equivalents, beginning of period	3,727	4,662
Cash and equivalents, end of period	$3,477	$3,278

Net Cash Provided by (Used in) Operating Activities

The increase in the net cash generated in the first nine months of 2016 compared to the first nine months of 2015 was principally due to the positive impact of a decrease in accounts receivable and increase in accounts payable, offset by the net loss for the period, an increase in unbilled services, and a decrease in customer prepayments.

Net Cash Used in Investing Activities

Net cash used in investing activities in both periods relates principally to the purchase of property and equipment and payments on long-term licenses for the business.

Net Cash Provided by (Used in) Financing Activities

In the first nine months of 2016, cash provided by financing activities consisted of funds received from the exercise of warrants. In the first nine months of 2015, cash used in financing activities includes the $750,000 payment in full of the note payable to a related party and payments made on capital lease obligations.

Sources of Capital

In both periods presented, our principal source of liquidity was our cash and cash equivalents and our funds generated from the operations of the business. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we also have a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $3,000,000 or 85% of our outstanding eligible accounts receivable. As of September 30, 2016, the credit facility did not have an outstanding balance. We were in compliance with all covenants of the credit facility as of September 30, 2016.

Uses of Capital

Our primary uses of capital in the first nine months of 2016 were to fund our operations and working capital needs and to make investments in equipment and technology. We intend to utilize our cash and cash equivalents as well as our funds generated from operations to support our business, including investing in technology, increasing our sales and marketing activities both domestically and internationally, enhancing Transplicity, our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments, or arrangements in place for such acquisitions.

We believe that our existing capital resources, including cash and cash equivalents, operating cash flows, and the availability of cash under our credit facility, will be sufficient to meet our working capital, investment in technology, and capital expenditure requirements for at least the next 12 months.

If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences, and privileges senior to those of our current stockholders or we may be subject to covenants that restrict how we conduct our business. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2016 there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2016, the Company issued an aggregate of 5,217 shares of common stock pursuant to the cashless exercise of ten unregistered warrants to acquire an aggregate of 12,231 shares of common stock. The issuances were exempt from registration by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The exercises occurred as follows:

-	On August 23, 2016, 922 shares were issued at an exercise price of $2.44 per share.
-	On August 24, 2016, 918 shares were issued at an exercise price of $2.44 per share.
-	On September 7, 2016, 343 shares were issued at an exercise price of $2.44 per share.
-	On September 12, 2016, 465 shares were issued at an exercise price of $2.44 per share.
-	On September 20, 2016, 235 shares were issued at an exercise price of $2.44 per share.
-	On September 21, 2016, 2,042 shares were issued at an exercise price of $2.44 per share.
-	On September 23, 2016, 292 shares were issued at an exercise price of $2.44 per share.

During the quarter ended September 30, 2016, the Company issued an aggregate of 8,423 shares of common stock pursuant to the cash exercise of two unregistered warrants. The warrants were exercised on September 21, 2016 and 8,423 shares were issued at an exercise price of $2.44 per share. The Company issued the shares pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2016	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Exhibit Index

Sajan, Inc.

Quarterly Report for the period ended September 30, 2016

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed by MathStar Inc. with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).

