Form 10-K
period 2016-12-31
SAJAN INC
filed 2017-03-17
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

☐ Yes   ☒ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2016 was approximately $20,087,521 based on the closing sales price of $4.20 per share as reported on the NASDAQ Capital Market.

As of March 8, 2017, there were 4,796,383 shares of our common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

2016 Annual Report on Form 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements reflect the current view about future events.   When used in this Annual Report on Form 10-K the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”),  its subsidiaries or its management identify forward-looking statements. Our forward-looking statements in this report generally relate to: our expectations regarding customer demand, market growth rates and conditions, pricing, our competitive position and strategic opportunities; our expectations regarding our expenses; our beliefs regarding the benefits of our technology and our ability to adapt to changing industry conditions; expectations regarding international sales; our intent with respect to intellectual property protection and research and development activities; our intent to grow organically and through acquisitions; our expectations regarding staffing to support revenue growth; our intent to retain earnings to fund development; our expected growth initiatives; our expectations regarding our deferred tax assets; and our expectations with respect to cash flows and adequacy of capital resources, including with respect to the renewal of our credit facility.  Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements.  Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of this Annual Report on Form 10-K) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include:

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

Sajan is a leading provider of language translation solutions. According to research completed by Common Sense Advisory (“CSA”), we were ranked as having the 8th highest revenue out of approximately 4,000 North American translation service providers in 2015. Our customers sell products into global markets and use our solutions to translate sales and marketing materials, packaging, user manuals, technical support and training documents, product manuals, instructions, warnings, and other product information into numerous languages. We combine our internally developed proprietary technology and high quality translation services to provide language translation solutions that are fast, reliable, and user-friendly. By utilizing an integrated technology and service-based approach to language translation, we offer comprehensive solutions that allow customers to rely upon a single provider to meet all of their language translation needs. Our cloud-based technology delivers a secure online solution that can be offered on a modular basis, which makes it attractive in both small business settings and large enterprise environments. Sajan provides language translation services and technology solutions to companies located throughout the world, particularly in the technology, consumer products, medical and life sciences, financial services, manufacturing, and retail industries. We are located in River Falls, Wisconsin and have wholly-owned subsidiaries in Ireland (“Sajan Software”), Spain (“Sajan Spain”) and Singapore (“Sajan Singapore”).

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

We employ a “widget” approach to the work surface of Transplicity’s customer portal. In the context of computing, widgets are discrete applications that can be installed on a website or other user work space that perform specific functions. This approach allows customers to build a customized experience by selecting the features of our product that they wish to employ as visible components on their user interface and enables a degree of personalization not previously found in the market. Users can quickly modify the functional widgets they use on the work surface. This personalization enables customers to modify the visual theme of the website itself, which allows broad enterprise adoption and branding for a specific company. The personalized widget approach also allows us to provide for additional functions and add them to the existing Transplicity platform on either an enterprise or customized basis.

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

We also believe that over time, the market will continue to move towards more technology solutions as language demands increase and greater efficiency is required. Our experience has been that high quality translation service has been offered on the service model and not on a subscription software model. To address this gap in the market, we will continue to expand our technology capabilities in parallel with our core solution offering as we advance forward. In that regard, our March 2013 launch of Transplicity was the first of a multi-phase release. The goal of the first phase was to enhance both performance and customer experience in the context of the translation service model. Later phases of the release have concentrated on further enhancing the customer experience, improving the Company’s productivity and reducing costs in the language translation process. Later versions may offer similar widget-based features and technology components to customers that may prefer to be end-user licensees of Transplicity on a subscription software model. This will differentiate us from currently-available solutions by giving customers the ability to blend the technology and service aspects of the solution as they see fit. By comparison, the few technology-only solution options in the market today are not paired with the availability of services that we offer. The combination of Sajan’s unique technology, expert language skills and customer first philosophy positions us well for future growth in an opportune market.

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

Market Size

Research completed by Common Sense Advisory (“CSA”) confirms that the language translation market continues to grow. According to CSA’s research, the worldwide cost of global multilingual content delivery in 2016 was $40.27 billion and is expected to reach $45 billion by 2020.

The LSP network is extremely fragmented. Approximately two-thirds of the total provider universe employs fewer than five employees. The market consists largely of traditional LSPs, meaning that these language service providers are very good at providing language translation service, but do not necessarily offer technological solutions, which are becoming more and more vital.

The top 100 providers based on revenue accounted for 13% of the total market opportunity at December 31, 2016 In the latest CSA survey, based on 2015 revenue, Sajan is ranked as the 32nd largest provider in the world and 8th largest in North America. LSPs with a worldwide presence also have a distinct advantage in their ability to provide 24/7 services to their international customers. According to CSA’s market research, the breakdown of 2015 language services revenue by geographical region is as follows: Europe 54%, North America 35%, Asia 10%, Other 1%.

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

As previously stated, the top 100 providers accounted for approximately 13% of the total market opportunity at December 31, 2015. The level of fragmentation and small concentration of larger providers gives some insight into the broader market’s ability to innovate. In most cases, this larger by quantity, smaller by revenue market segment does not produce the revenue and profit for adequate investment in technology or other forms of innovation. In the face of rising demand, we believe this lack of investment in technology will prove to be a long-term challenge and foster further market consolidation.

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

Marketing and Sales

Substantially all of our revenues have been generated through our internal direct sales force and the efforts of our senior management team. As of December 31, 2016, we had 5 marketing professionals, 11 direct sales professionals in the United States and Europe, and 5 employees in our global solutions group.

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

Major Customers

We derive a significant portion of our revenues from a limited number of large customers. Although we did not have any individual customers that accounted for 10% or more of our revenues in 2016 or 2015, 56% of our revenue in 2016 and 53% of our revenue in 2015 came from our ten largest customers on a combined basis.

Geographic Areas of Operations

We generate revenues worldwide. In 2016 and 2015, 77% and 76%, respectively, of our revenues were generated within the United States and 23% and 24%, respectively, were generated internationally. Currently, no foreign country accounts for more than 10% of our revenue.

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

Research and Development

Our research and development occurs at our offices in River Falls, Wisconsin and Dublin, Ireland. We spent $1,613,000 in 2016 and $1,688,000 in 2015 on research and development. Research and development expenses consist primarily of wages and benefits, and outside contractor payments for product strategy and development personnel. We have focused our research and development efforts on the industrialization of the Transplicity platform and its component modules for use by the various participants involved in the content globalization process. Functional development has focused on improving ease of use, functionality, scalability and efficiency of Translation Memory processing.

Employees

As of December 31, 2016, we had 129 full-time employees. Our employees include software development engineers, project managers and language specialists, as well as sales and marketing, quality assurance and administrative team members. We have 75 employees in our River Falls, Wisconsin office, 6 employees that work from their home offices in the United States, 28 employees in our Dublin, Ireland office, 2 employees that work from their home offices in France, 1 employee that works from their home office in the Netherlands, 10 employees in our Madrid, Spain office and 7 employees in our Singapore office. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. In addition, we utilize the services of approximately 3,500 human translators, all of whom are either independent contractors or who work for single language vendors or multiple language vendors, and we utilize consultants to perform short-term project-based services, which is a more cost-effective strategy than hiring additional full-time employees.

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

Our revenues in 2016 totaled $29,219,000 and fell 2% compared to our revenues in 2015. Increasing revenues by growing our business operations is a key component of our strategy. These expansion plans have placed and may continue to place significant demands on our management, operational and financial resources. You should not consider the amount of our 2016 revenue as indicative of our future performance. In future periods, we may have revenue growth or our revenues could decline.

We have incurred operating losses in the past and may incur operating losses in the future.

We had a loss from operations of $525,000 in 2016, income from operations of $209,000 in 2015, $270,000 in 2014 and $256,000 in 2013 and losses from operations in 2012 of $959,000, $423,000 in 2011 and $2,933,000 in 2010. Throughout most of our history we have experienced net losses and negative cash flows from operations. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur significant legal, accounting and other expenses. If our revenues do not grow to offset these increasing expenses, we may not be profitable. Additionally, we cannot assure you that we will be able to maintain any profitability that we do achieve.

Rapid growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

Our revenues declined by 2% in 2016 and grew by 5% in 2015. If we are able to attain double digit revenue growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

We may need additional financing in the future, which may not be available, and any such financing would likely dilute our existing stockholders.

We have a $3,000,000 credit facility with Silicon Valley Bank, which is scheduled to expire on March 28, 2017. It is our present intention to have a similar credit facility in place at or around the time the existing credit facility expires. We may require additional financing in the future, which could be sought from a number of sources, including, but not limited to, additional sales of equity or debt securities or loans from banks or other financial institutions. However, there can be no certainty that a renewed facility with Silicon Valley Bank or any other financing will be available to us or, if available, on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interests of our existing stockholders will be diluted. If we raise additional funds by issuing debt or other instruments, we may become subject to certain operational limitations, and such securities may have rights senior to those of our common stock. If adequate funds are not available on acceptable terms, we may be unable to fund our operations or the expansion of our business. Our failure to obtain any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy and on our financial performance and stock price, and could require us to delay or abandon our growth strategy.

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

We derive a significant portion of our revenues from a limited number of large customers. Although we did not have any individual customers that accounted for 10% or more of our revenues in 2016 or 2015, 56% of our revenue in 2016 and 53% of our revenue in 2015 came from our ten largest customers on a combined basis. The loss of any major customer or a significant reduction in a large customer’s use of our language translation solutions could materially reduce our revenue and cash flow and adversely affect our business, financial condition and operations.

Continued global economic weakness and uncertainty could adversely affect our revenue, lengthen our sales cycle and make it difficult for us to forecast operating results accurately.

Our revenues depend significantly on general economic conditions and the health of large companies that sell products internationally. Economic weakness and constrained globalization spending may result in minimal growth or reductions in our revenue in 2017. We have experienced, and may experience in the future, reduced spending in our business due to the current financial turmoil affecting the U.S. and global economy and other macroeconomic factors affecting spending behavior. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. In addition, economic conditions or uncertainty may cause current and potential customers to reduce or delay globalization expenditures, including purchases of our solutions. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology or contracted development budgets or if contract negotiations become more protracted or difficult as customers institute additional internal approvals for globalization and information technology purchases. Delays or reductions in globalization and information technology spending could have a material adverse effect on demand for our software and services, and consequently on our business, financial condition and results of operations.

If we are unable to attract new customers or sell additional solutions, or if our customers do not increase their use of our solutions, our revenue growth and profitability will be adversely affected.

To increase our revenues and resume profitability, we must regularly add new customers and sell additional solutions, and our customers must increase their use of our solutions that they currently utilize. If we are unable to hire or retain quality sales personnel, convert customer prospects into paying customers, or ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we might not be able to increase revenues, and our operating results will be adversely affected. In addition, if we fail to sell our new solutions to existing or new customers, we will not generate anticipated revenues from these solutions, our operating results will suffer and we might be unable to grow our revenues or achieve or maintain profitability.

Our strategy may include pursuing acquisitions, and our potential inability to successfully integrate newly-acquired companies, businesses or technologies may adversely affect our financial results.

Part of our growth may be driven by acquisitions of other companies or their businesses or technologies. We have in the past and may in the future expend funds and resources on uncompleted acquisitions. If we complete other acquisitions, we face many risks commonly encountered with growth through acquisitions, including:

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

Up until September 4, 2014, our common stock was quoted on the OTCQB Marketplace. Since September 4, 2014, our common stock has been listed on the NASDAQ Capital Market. However, there can be no assurance that we will continue to meet the continued listing requirements of the NASDAQ Capital Market. If we do not meet such requirements, our securities may be re-quoted on the OTCQB Marketplace after delisting from the NASDAQ Capital Market.

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

Our primary operations are based in River Falls, Wisconsin, which is located approximately 30 miles east of Minneapolis, Minnesota. We lease approximately 24,000 square feet of office space from River Valley Business Center, LLC (“RVBC”), and the lease will expire in January, 2022. Rent for these facilities was $344,000 in 2016. RVBC is a “related person” as defined in Item 404 of Regulation S-K promulgated by the SEC because it is controlled by Shannon Zimmerman, who is a director and executive officer of the Company, and Angela Zimmerman, who is a director of the Company.

Sajan Software leases approximately 3,300 square feet of office space in Dublin, Ireland. Sajan Spain leases approximately 3,600 square feet of office space in Madrid, Spain. Sajan Singapore leases approximately 1,200 square feet of space in Singapore, Singapore. In 2015, combined rents for these facilities were $126,000. We believe all of our facilities are suitable and adequate for current operating needs.

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

Since September 4, 2014, our common stock has been listed on the NASDAQ Capital Market under the symbol “SAJA”. The last reported sales price for our common stock on March 8, 2017 was $3.74.

The following table shows the high and low sale prices (for all dates subsequent to the Reverse Stock Split) and high and low bid prices (for all dates prior to the Reverse Stock Split) for our common stock for the 2016 and 2015 fiscal quarters. The high and low bid prices reported on the OTCQB Marketplace reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

On June 16, 2014, we implemented a 1-for-4 Reverse Stock Split. Share and per share information below for periods prior to June 16, 2014 have been adjusted to reflect the impact of the Reverse Stock Split.

Market Price (high/low)
For the Fiscal Year	2016	2015
First Quarter	$2.45 – 3.95	$5.21 – 6.40
Second Quarter	$3.51 – 5.60	$4.80 – 6.26
Third Quarter	$3.78 – 4.80	$4.01 – 6.56
Fourth Quarter	$3.08 – 4.19	$3.34 – 5.04

As of March 8, 2017, we had approximately 151 record holders of our common stock, including the nominee of Depository Trust Company which held 3,312,802 shares as the nominee for street name holders.

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

Management believes the following critical accounting policies involve significant judgments and estimates in the preparation of our consolidated financial statements. (Also see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Report, which provides further information on and discussion of our significant accounting policies and the use of estimates.)

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

We have net operating losses available to offset future income for federal and state reporting purposes of $28.4 million and $3.0 million, respectively. These carry forwards expire in various calendar years from 2021 through 2036. We are also subject to Alternative Minimum Tax (“AMT”), which only allows for the utilization of existing NOL carry forwards to offset 90% of AMT taxable income.

Cost of Revenue

Cost of revenue consists of two components: amounts paid to outside translators and compensation paid to our internal operations staff. Outside translator costs are highly variable based upon the amount of translation services revenue. We work with freelance linguists and single language and multiple language vendors who complete the actual language translation, and they are paid on a per word basis. Internal compensation costs are based on the global operations staff located in our Wisconsin, Ireland, Spain, and Singapore locations, who are responsible for project and process management, quality control, operational integration, vendor management and production operations. These costs tend to be less variable than translator costs. In the near term, our cost of revenue may be affected by a number of factors including the mix of customers, the mix of language translated, staff levels and the extent of new customer implementations in a given quarter.  Over the long term, we expect cost of revenue will grow in absolute dollars, as we expect to grow our revenue, but decrease as a percentage of revenue due to economies of scale, more efficient sourcing and operational efficiencies from ongoing utilization of our Transplicity platform.

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

Results of Operations – Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The major components of revenue, cost of revenue, operating expenses, other income, and income taxes are discussed below.

(amounts in thousands)	Years Ended December 31,		% Change (Year-Over-
Item	2016	2015	Year)
Revenue	$29,219	$29,688	(2)%
Operating expenses:
Cost of revenue	18,603	18,269	2%
Sales and marketing	3,969	3,664	8%
Research and development	1,613	1,688	(4)%
General and administrative	4,744	4,971	(5)%
Restructuring costs	259	-	100%
Depreciation and amortization	556	887	(37)%
Other expense
Interest expense	18	49	(63)%
Foreign currency expense	3	5	(40)%
Income tax expense	7	13	(46)%
Net (loss) income	$(553)	$142

Revenues

Revenue in 2016 decreased $469,000, or 2%, compared to 2015. All of the Company’s revenue is project oriented and thus subject to fluctuations due to the timing and nature of the translation needs of our customers. During the year, the Company’s 2016 top twenty revenue producing clients grew in total by 13%. Thirteen of these clients had overall revenue growth aggregating 49%, five had revenue declines aggregating 23%, and two were brand new clients. Offsetting this increase was a decline in revenue in several clients who were in the top twenty in 2015 and a decline in the amount of revenue from 2016 brand new clients when compared to revenue from brand new clients in 2015.

Operating expenses

Cost of Revenue. Cost of revenue increased 2% in 2016 compared to 2015.  As a percentage of revenue, cost of revenue was 64% in 2016 compared to 62% in 2015. Outside translator costs were 47% of revenue in both 2016 and 2015. Compensation costs for our internal operations personnel were 16% of revenue in 2016 compared to 15% in 2015. The increase in percentage was due to hiring additional staff to support our previously anticipated revenue growth, which did not materialize. Although this had an adverse financial impact on 2016, we believe these additions position us well for expected revenue growth in 2017.

Sales and Marketing. Sales and marketing expense in 2016 increased $305,000, or 8%, compared to 2015. As a percentage of revenue, sales and marketing expense was 14% in 2016 compared to 12% in 2015. The increase in dollars spent is a result of investments made in strategic sales initiatives, including sales tools and additions of staff. In December of 2016, the Company restructured its sales and marketing activities whereby five people were terminated and three others reassigned to other roles in the Company. See the section on restructuring costs below.

Research and Development.  Research and development expense decreased $75,000 in 2016, or 4%, compared to 2015. As a percentage of revenue, research and development expense was 6% in both 2016 and 2015. The slight decrease in dollars spent was due to a decrease to our development staff. In December of 2016, the Company restructured its research and development activities whereby three individuals were terminated. See the section on restructuring costs below.

General and Administrative.  General and administrative expense in 2016 decreased $227,000, or 5%, compared to 2014. The decrease was due to several factors including a decrease in the amount of incentive compensation under our Short Term Incentive Plan, decreased professional fees, and decreased travel expenses. As a percentage of revenue, general and administrative expense was 16% in 2016 and 17% in 2015. During December of 2016, the Company restructured several of its administrative functions whereby four individuals were terminated. See “Restructuring Costs” immediately below.

Restructuring costs. In December, 2016, the Company restructured its operations which resulted in twelve individuals being let go and several others reassigned to other roles within the Company. Severance and legal costs associated with the restructuring totaled $259,000 and are shown as a separate operational expense in the Consolidated Statement of Comprehensive Income (Loss). Total annualized compensation cost savings from this restructuring approximate $1,200,000.

Depreciation and Amortization.  Depreciation and amortization expense in 2016 decreased $331,000, or 37%, compared to 2015. The decrease was a result of certain of our intangible assets becoming fully amortized during 2016.

Interest Expense

Interest expense in 2016 decreased $31,000 compared to 2015. The decline was due to no balances on the related party promissory note and capital lease obligations.

Income Taxes

Income tax expense in 2016 was $7,000 compared to $13,000 in 2015. The decrease in taxes is due to services performed in foreign jurisdictions no longer requiring the withholding of taxes.

Net (Loss) Income

Net loss in 2016 was $553,000 compared to net income of $142,000 in 2015. The decline was due principally to decreased revenue, the increase in cost of revenue as a percentage of revenue, and the restructuring of our staff in the fourth quarter.

Non-GAAP Financial Measure – Adjusted EBITDA

	Years ended December 31,
(amounts in thousands)	2016	2015
Net (loss) income	$(553)	$142
Interest expense	18	49
Income tax expense	7	13
Restructuring costs	259	-
Depreciation and amortization	556	887
Stock-based compensation	274	296
Adjusted EBITDA	$561	$1,387

We calculate Adjusted EBITDA by taking net income calculated in accordance with GAAP and adding interest expense, income taxes, depreciation and amortization, restructuring costs, and stock-based compensation. We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses and for budgeting and planning purposes. This measure is also used in financial reports prepared for management and our Board of Directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies, many of which present similar non-GAAP financial measures to investors.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Years Ended December 31,
(amounts in thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$58	$455
Investing activities	(637)	(515)
Financing activities	21	(832)
Net decrease in cash	(558)	(892)
Effect of exchange rate changes in cash	(33)	(43)
Cash and equivalents, beginning of year	3,727	4,662
Cash and equivalents, end of year	$3,136	$3,727

Net Cash Provided by Operating Activities

Net cash generated in 2016 and 2015 was due to our Adjusted EBITDA (see explanation of Adjusted EBITDA above) and to changes in our operating assets and liabilities. The decrease in the net cash generated by operating activities in 2016 compared to 2015 was primarily due to a decline in our adjusted EBITDA, an increase in our accounts receivable and unbilled revenue of $542,000 and a decrease in our customer prepayments of $363,000, which was offset by an increase in our accounts payable of $415,000.

Net Cash Used in Investing Activities

Net cash used in investing activities in both periods relates principally to the purchase of software and equipment for the business.

Net Cash Provided by (Used in) Financing Activities

The cash provided by financing activities relates to proceeds from the exercise of stock warrants. The significant items impacting net cash used in financing activities in 2015 included the scheduled $750,000 payment in full on our note payable to a related party and $93,000 of final payments made to fully pay off our capital lease obligations.

Sources of Capital

In both 2016 and 2015, our principal source of liquidity was our cash and cash equivalents and our funds generated from the operations of the business. As described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Report, we also have a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $3,000,000 or 85% of our outstanding eligible accounts receivable. As of December 31, 2016, the credit facility did not have an outstanding balance. We were in compliance with all covenants of the credit facility as of December 31, 2016. The credit facility expires in March of 2017, and it is the Company’s present intention to have a similar facility in place at or around the expiration date, although there can be no guarantee that such similar facility will be available.

Uses of Capital

Our primary uses of capital in 2016 were to fund our operations and working capital needs and to make investments in equipment and software development projects. We intend to utilize our cash on hand and cash generated from operations to support our business, including investing in software development, ongoing sales and marketing activities both domestically and internationally, enhancing our translation management system, and where appropriate, acquiring businesses, technologies and products that may add to our operations and client base. We currently have no current understandings, commitments or arrangements in place for such acquisitions.

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

The Company had no off-balance sheet arrangements as of December 31, 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSUORES ABOUT MARKET RISK

As a small reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sajan Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Sajan Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sajan Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 17, 2017

Sajan, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,136	$3,727
Accounts receivable, net	5,198	5,032
Unbilled services	1,022	646
Prepaid expenses and other current assets	644	684
Total current assets	10,000	10,089

Property and equipment, net	720	642

Other assets:
Capitalized software development costs, net	-	43
Intangible assets, net	157	114
Other assets	24	24
Total other assets	181	181

Total assets	$10,901	$10,912

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,712	$3,297
Customer prepayments	468	831
Accrued compensation and benefits	790	704
Accrued liabilities	276	131
Total current liabilities	5,246	4,963

Total liabilities	5,246	4,963

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,796 and 4,783 issued and outstanding, respectively	48	48
Additional paid-in capital	10,929	10,634
Accumulated other comprehensive loss	(371)	(335)
Accumulated deficit	(4,951)	(4,398)
Total stockholders’ equity	5,655	5,949
Total liabilities and stockholders’ equity	$10,901	$10,912

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Amounts in thousands except per share data

	Years Ended December 31,
	2016	2015

Revenues	$29,219	$29,688

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	18,603	18,269
Sales and marketing	3,969	3,664
Research and development	1,613	1,688
General and administrative	4,744	4,971
Restructuring costs	259	-
Depreciation and amortization	556	887
Total operating expenses	29,744	29,479

(Loss) income from operations	(525)	209

Other expense:
Interest expense	18	49
Foreign currency transaction gain	3	5
Total other expense	21	54

(Loss) income before income taxes	(546)	155

Income tax expense	7	13

Net (loss) income	(553)	142
Effect of foreign currency translation adjustments	(36)	(54)
Comprehensive (loss) income	$(589)	$88

(Loss) income per common share – basic & diluted	$(0.12)	$0.03
Weighted average shares outstanding – basic	4,787	4,780
Weighted average shares outstanding – diluted	4,787	4,836

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2016 and 2015

Amounts in thousands

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders'
	shares	stock	capital	loss	deficit	equity

Balances at December 31, 2014	4,773	48	10,327	(281)	(4,540)	5,554

Comprehensive income				(54)	142	88

Exercise of stock options and warrants	10		11			11

Stock-based compensation			296			296

Balances at December 31, 2015	4,783	48	10,634	(335)	(4,398)	5,949

Comprehensive loss				(36)	(553)	(589)

Exercise of stock warrants	13	-	21			21

Stock-based compensation			274			274

Balances at December 31, 2016	4,796	$48	$10,929	$(371)	$(4,951)	$5,655

See notes to consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands

	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(553)	$142
Adjustments to reconcile net (loss) income to net cash from operating activities:
Amortization	97	392
Depreciation	459	495
Stock-based compensation expense	274	296

Changes in operating assets and liabilities:
Accounts receivable	(236)	(1,033)
Allowance for doubtful accounts	70	-
Unbilled services	(376)	378
Prepaid expenses and other current assets	40	(138)
Accounts payable	415	221
Customer prepayments	(363)	(135)
Accrued interest – related party	-	(81)
Accrued compensation and benefits	86	(85)
Accrued liabilities	145	3
Net cash provided by operating activities	58	455

Cash flows from investing activities:
Purchases of property and equipment	(540)	(435)
Payments on long term licenses	(97)	(80)
Net cash used in investing activities	(637)	(515)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21	11
Payments on capital lease obligation	-	(93)
Payoff of note payable – related party	-	(750)
Net cash provided by (used in) by financing activities	21	(832)

Net decrease in cash and cash equivalents	(558)	(892)

Effect of exchange rate changes on cash and cash equivalents	(33)	(43)

Cash and cash equivalents – beginning of year	3,727	4,662

Cash and cash equivalents – end of year	$3,136	$3,727

Cash paid for interest including loan fees	$18	$131
Cash paid for taxes	$7	$12

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Standard accounts receivable are due 30 days after issuance of an invoice. Receivables are written off only after all collection attempts have failed, and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $100 at December 31, 2016 and $30 at December 31, 2015. Management believes all accounts receivables in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

(Loss) Income Per Common Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding.

Diluted (loss) income per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.

In 2016, options to purchase 487 shares were excluded from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive. In 2015, options to purchase 139 shares were excluded from the diluted weighted average share outstanding calculation because the inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted (loss) income per share is as follows:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Net (loss) income	$(553)	$142

Weighted average common shares outstanding – basic	4,787	4,780

( Loss) income per common share – basic	$(0.12)	$0.03

Weighted average common shares outstanding – diluted	4,787	4,836

(Loss) income per common share – diluted	$(0.12)	$0.03

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

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that their carrying amount may not be recoverable or exceeds their fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets, which include equipment, capitalized software, intangibles and patents, are subject to depreciation or amortization.  Intangible assets are amortized over their expected useful lives of 4 to 15 years and their weighted average remaining life is 2 years. There was no impairment for the years ended December 31, 2016 and 2015.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Options generally vest over a term of four years and have a contractual life of 10 years.   The expected-term assumption is generally calculated using historical stock option exercise data; however, the Company does not have historical exercise data to develop such an assumption. As a result, the Company determines the expected term assumption using the simplified expected-term calculation as provided in SEC Staff Accounting Bulletin 107. Total stock-based compensation expense was $274 in 2016 and $296 in 2015.   As of December 31, 2016, there was a total of $482 unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and the Company’s 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years. This is an estimate based on options currently outstanding, and therefore this projected expense could be higher in the future.

The Company’s determination of fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, actual and projected stock option exercise behaviors and forfeitures. An option’s expected term is the estimated period between the grant date and the exercise date of the option. As the expected term increases, the fair value of the option and the compensation cost will also increase.

The Company calculates expected volatility for stock options and awards using its own stock price. Management expects and estimates substantially all directors and employee stock options will vest, and therefore the forfeiture rate used is zero.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during 2016 and 2015, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model, and the weighted average assumptions used in these calculations are summarized as follows:

	2016	2015
Risk-free interest rate	1.2%	1.5%
Expected life of options granted	7 years	7 years
Expected volatility	84%	85%
Expected dividend yield	0%	0%

Using the Black-Scholes option pricing model, management has determined that the options issued in 2016 and 2015 have a weighted-average grant date fair value of $3.37 and $4.38 per share, respectively.

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

The Company considers revenue earned and realizable at the time services are performed and amounts are earned. The Company considers amounts to be earned when (1) persuasive evidence of an arrangement has been obtained; (2) services are delivered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. The Company recognizes revenue for translation services on a standard “per word” basis at the time the translation task is completed. The Company recognizes revenue for professional services when the services have been completed in accordance with the statement of work.

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

Foreign Currency Translation

For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Comprehensive (Loss) Income.

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

New Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for the Company’s fiscal 2018, including interim periods within that reporting period. The FASB also agreed to allow us to choose to adopt the standard effective for our fiscal 2018. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently working through an adoption plan and have identified its revenue streams and completed a preliminary analysis of how they currently account for revenue transactions compared to the revenue accounting required under the new standard.  The Company intends to complete our adoption plan in fiscal 2017.  This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606, evaluation of the method of adoption, and completing a rollout plan for implementation of the new standard with affected functions in our organization.  Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.  The Company plans to adopt the new guidance beginning January 1, 2018.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The new standard will be effective beginning in the first quarter of 2018. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015. The adoption of ASU 2015-17 did not have an impact on the Company’s consolidated balance sheet due to the full valuation allowance against the net deferred tax assets as of December 31, 2016 and 2015.

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

Accounts receivable concentration – Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At December 31, 2016, one customer accounted for approximately 11% of accounts receivable. At December 31, 2015, one different customer, accounted for approximately 12% of accounts receivable.

Revenue concentration – In 2016 and 2015, the Company had no customers that accounted for 10% or more of revenues.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized below.

	Years Ended December 31,
	2016		2015
	Revenue	Percent	Revenue	Percent
United States	$22,575	77%	$22,668	76%
Asia	618	2%	925	3%
Europe	4,605	16%	4,690	16%
Other International	1,421	5%	1,405	5%
Total Sales	$29,219	100.0%	$29,688	100.0%

No foreign country accounted for 10% or more of consolidated revenue in 2016 or 2015.

5.	Property and Equipment

Property and equipment consisted of the following as of December 31:

	2016	2015
Furniture, equipment, and software	$2,363	$2,348
Leasehold improvements	452	452
Total	2,815	2,800
Less accumulated depreciation	(2,095)	(2,158)
Property and equipment, net	$720	$642

Depreciation expense was $459 in 2016 and $495 in 2015.

6.	Capitalized Software Development Costs

Capitalized software development costs consist of the following as of December 31:

	2016	2015
Capitalized software development costs	$543	$543
Less accumulated amortization	(543)	(500)
Capitalized software development costs, net	$-	$43

There was $43 in capitalized software amortization expense in 2016 and $170 in 2015. No costs were capitalized in 2016 or 2015.

7.	Intangible Assets

Intangible assets consist of the following as of December 31:

	2016	2015
Customer lists acquired	$784	$784
Patents and licenses	424	327
Total	1,208	1,111
Less accumulated amortization	(1,051)	(997)
Intangible assets, net	$157	$114

Amortization of intangible assets was $54 in 2016 and $222 in 2015. Estimated amortization expense of intangible assets for the years ending December 31, 2017, 2018, 2019 and thereafter is $53, $53, $40 and $11, respectively.

8.	Related Party Transactions

Note Payable

The Company previously had a note payable in the amount of $750, plus accrued interest thereon, to Shannon and Angela Zimmerman. Shannon Zimmerman is currently, and prior to June 8, 2015 Angela Zimmerman was an executive officer of the Company. Each is a director of the Company and a beneficial owner of the Company's outstanding voting common stock. The note had a maturity date of August 23, 2015, and carried an interest rate of 8%.  On August 20, 2015, the note payable, including accrued interest of $8, was paid in full.  Interest expense on the note payable was $43 in 2015.

Lease

Sajan leases its office space under an operating lease from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 24,000 square feet. This lease agreement requires the Company to pay a minimum monthly rental plus certain operating expenses and expires in January 2022. Payment of rent under the lease is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $344 in both 2016 and 2015.

9.	Credit Facility

In March 2012, the Company entered into a one-year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (as amended from time to time, the “Credit Facility”) with SVB, which consisted of a two-year revolving working capital line of credit. On March 26, 2015, the maturity date of the Credit Facility was extended an additional two years to March 28, 2017 and the line of credit was increased up to a principal amount equal to the lesser of (a) $3,000 or (b) 85% of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. Any unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) 1.0% above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the Company’s liquidity ratio is greater than or equal to 1.75 to 1.0 and (b) 2.25% above the Prime Rate when the Company’s liquidity ratio is less than 1.75 to 1.0. The interest rate floor is set at 4.0% per annum. The unused line of credit accrues interest at a rate of 0.1875% per annum on the average unused portion. There was no outstanding balance as of December 31, 2016 and 2015 under the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB, as amended on March 26, 2015 and May 5, 2015 (as amended, the “A&R Loan Agreement”). The A&R Loan Agreement contains several financial and customary affirmative and negative covenants, including requiring Sajan to maintain a consolidated minimum tangible net worth of at least $2,500, increasing as of the last day of each fiscal quarter by an amount equal to 25% of the sum of (i) net income for such quarter, (ii) any increase in the principal amount of outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by Sajan in such quarter from the sale or issuance of equity securities. It also contains customary events of default, which, if triggered, permit SVB to exercise customary remedies such as acceleration of all then-outstanding obligations arising under the A&R Loan Agreement, to terminate its obligations to lend under the Credit Facility, to apply a default rate of interest to such outstanding obligations, and to exercise customary remedies under the Uniform Commercial Code. The Company was in compliance with all covenants of the Credit Facility as of December 31, 2016.

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

The Credit Facility matures on March 28, 2017 and it is the Company’s present intention to have a similar facility in place at or around the expiration date.

10.	Options and Warrants

2014 Equity Incentive Plan

On June 12, 2014 the Company’s stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) as a replacement for the 2004 Amended and Restated Long Term Incentive Plan (“2004 Plan”). No further awards can be issued under the 2004 Plan. The 2014 Plan allows our Board of Directors, or a committee of the Board, to grant awards to our employees (including our named executive officers), directors, or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards and stock appreciation rights. A total of 375 shares were reserved for issuance under the 2014 Plan. As of December 31, 2016 there are 164 shares of Company common stock available for issuance under the 2014 Plan.

As of December 31, 2016, there were a total of 487 options outstanding with a weighted average exercise price of $4.81 per share.

The following table summarizes stock option activity for options granted under and outside of the 2014 Plan and the 2004 Plan for 2016:

The aggregate fair value of options that vested in 2016 and 2015 was $255 and $314, respectively.

Intrinsic value as of December 31, 2016 is based on the fair value price of $3.75 per share, which was the closing price of the stock on December 30, 2016. The intrinsic value of options both outstanding and exercisable during 2016 is $13. Intrinsic value as of December 31, 2015 is based on the fair value price of $3.75 per share, which was the closing price of the stock on December 31, 2015. The intrinsic value of options outstanding and exercisable during 2015 is $22 and $21.

				Weighted-
				Average
		Weighted-		Remaining
		Average	Weighted-	Contractual
	Number of	Exercise	Average	Term
	Stock Options	Price	Fair Value	(Years)

Balance at December 31, 2014	414	$5.15	$3.79	7.5

Granted	48	5.81	4.38
Exercised	(26)	4.05	4.15
Cancelled	(26)	11.37	7.16

Balance at December 31, 2015	410	$4.92	$3.63	7.1

Granted	128	4.52	3.37
Exercised	-	-	-
Cancelled	(51)	4.96	3.46

Balance at December 31, 2016	487	$4.80	$3.54	6.01

Exercisable at December 31, 2015	268	$4.92	$3.63	7.0
Exercisable at December 31, 2016	321	$4.80	$3.54	6.01
Vested during 2016	67	$5.01	$3.82	7.43
Nonvested at December 31, 2016	166	$4.82	$3.66	$8.66

The following table summarizes activity for warrants outstanding for 2016 and 2015:

				Weighted-
				Average
		Weighted-		Remaining
		Average	Weighted-	Contractual
		Exercise	Average	Term
	Warrants	Price	Fair Value	(Years)

Balance at December 31, 2014	21	$2.44	$3.56	1.8

Exercised, Granted, Expired	-	-	-

Balance at December 31, 2015	21	$2.44	$1.31	1

Exercised	(21)	2.44	2.44

Balance at December 31, 2016	-	$-	$-	-

11.	Income Taxes

(Loss) earnings before income taxes consists of the following:

	2016	2015
Sources of (loss) income before income taxes:
United States	$(751)	$(55)
Foreign	205	210
Total	$(546)	$155

The following is a reconciliation of the federal statutory income tax rate to income tax expense for 2016 and 2015:

	2016	2015
Federal Income tax at the statutory rate	$(193)	$51
State income tax net of federal benefit	7	9
Foreign taxes	-	4
Non-deductible expenses	91	98
Deferred adjustments	(14)	263
Valuation allowance	116	(412)
Income tax expense	$7	$13

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

Net deferred tax assets consist of the following as of December 31:

	2016	2015
Deferred tax assets:
Accounts payable and other liabilities	$139	$137
Depreciation and amortization	228	223
Net operating loss and credit carry forwards	10,792	10,713
Other	67	52
Valuation allowance	(11,226)	(11,109)
	$-	$16

Deferred tax liabilities:
Capitalized software development costs	-	(16)
Net deferred tax asset	-	$(16)

The provision for income taxes charged to operations consists of the following for the years ended December 31:

	2016	2015
Current - Domestic	$7	$9
Current - Foreign	-	4
Deferred - US	-	-
Total	$7	$13

The cumulative net operating loss available to offset future income for federal and state reporting purposes was $28,399 and $2,963, respectively, as of December 31, 2016.  Available research and development and foreign tax credit carry forwards at December 31, 2016 were $781. The difference between the amount of net operating loss carry forward available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2021 through 2036 and the tax credit carry forwards expire in calendar years 2021 through 2028.

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

The Company files a consolidated U.S. federal tax return.  Management performed an assessment of its open returns to determine whether it is likely that interest and penalties would be assessed by taxing authorities on any underpayment of income taxes. No such underpayments of taxes for open years were noted. If such amounts were noted, the related amount would be accrued and classified as a component of income tax expenses on the consolidated statements of comprehensive income. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate foreign and state income authorities from 2010 to 2016, due to the net operating loss carrying forwards from those years.

12.	401(k) Defined Contribution Plan

The Company has a retirement savings plan pursuant to section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. The Company provided matching contributions to employees totaling $227 and $219 for the years ended December 31, 2016 and 2015, respectively.

13.	Commitments and Contingencies

Operating Leases

The Company leases its office buildings and certain office equipment under non-cancellable operating leases. Total rent expense under these operating leases, including amounts paid to a related party, was $471 in 2016 and $476 in 2015.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2016 are as follows:

Year Ending
2017	$399
2018	369
2019	343
2020	343
2021	343
2022	29
Total	$1,826

Severance Agreements

The Company has employment agreements with two officers, which provide for severance payments of one year’s annual salary and associated health care benefits for those officers if employment is terminated by the Company without cause.

Legal Proceedings

In the ordinary course of business, the Company is subject to legal proceedings and claims. As of the date of this report, management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations. The Company expenses legal costs during the period incurred.

14.	Restructuring Costs

In December 2016, the Company restructured its operations, which resulted in twelve individuals being let go and several others reassigned to other roles within the Company. Severance and legal costs associated with the restructuring totaled $259,000 and are shown as a separate operating expense in the Consolidated Statement of Comprehensive Income (Loss).

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and our Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, Sajan’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, Sajan’s internal control over financial reporting is effective.

Grant Thornton LLP, an independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on Sajan’s internal control over financial reporting as of December 31, 2016.

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

ITEM 9B.  OTHER INFORMATION.

Paul Rome Separation Agreement

On November 27, 2016, we entered into a Confidential Separation Agreement and Release (the “Separation Agreement”) with Paul Rome, our former Chief Operating Officer. The position of Chief Operating Officer was eliminated and the employment of Mr. Rome was terminated on November 9, 2016. The Separation Agreement provided for severance payments in exchange for a full release in our favor. Under the terms of the Separation Agreement, we agreed to pay Mr. Rome the sum of $43,750 (an amount equal to three months annual base salary as of the termination date), payable in one lump sum fourteen days after the date Mr. Rome signed the separation Agreement. Mr. Rome also agreed to comply with all obligations under his Confidentiality and Non-Compete Agreement, dated June 8, 2015 that, by their terms, continue after termination of his employment, including obligations not to compete, directly or indirectly, with us or solicit any of our employees or business contacts for a period of one year after termination. The foregoing summary of the arrangements with Mr. Rome is not complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is attached as Exhibit 10.25 to this Annual Report on Form 10-K and incorporated herein by reference.

Employment Agreement Amendments

On January 5, 2017, we entered into a Second Amendment to Employment Agreement with Shannon Zimmerman (the “Zimmerman Amendment”), and on January 5, 2017, we entered into a Second Amendment to Employment Agreement with Thomas P. Skiba (the “Skiba Amendment”) . Each of the Zimmerman Amendment and the Skiba Amendment added one year of Company-funded health insurance coverage, not to exceed $5,000 for the annual period, to the otherwise-available severance package. The foregoing summaries of the arrangements with each of Mr. Zimmerman and Mr. Skiba are not complete and are qualified in their entirety by reference to the full text of the Zimmerman Amendment and the Skiba Amendment, which are attached as Exhibits 10.28 and 10.27, respectively, to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Qualifications of Candidates for Election to the Board,” “Stockholder Recommendations for Directors,” “Stockholder Communications with the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the section entitled “Audit and Non-Audit Services and Fees Billed to Company by Independent Registered Public Accounting Firm,” included in the proposal to ratify the appointment of our independent registered public accounting firm in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

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

Date: March 17, 2017	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: March 17, 2017	/s/ Thomas Skiba
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

Date: March 17, 2017	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: March 17, 2017	/s/ Angela Zimmerman
Angela (Angel) Zimmerman, Director

Date: March 17, 2017	/s/ Thomas Skiba
Thomas Skiba, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 17, 2017	/s/ Michael W. Rogers
Michael W. Rogers, Director

Date: March 17, 2017	/s/ Benno G. Sand
Benno G. Sand, Director

Date: March 17, 2017	/s/ Benjamin Allen
Benjamin Allen, Director

Date: March 17, 2017	/s/ Thomas Magne
Thomas Magne, Director

EXHIBIT INDEX

SAJAN, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

10.1*	The Company’s 2004 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2007).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.3*	Form of Non-Statutory Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.4*	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.5*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Angela Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.6*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Shannon Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.7	Promissory Note, dated February 23, 2010, in the original principal amount of $1,000,000 issued by the Company to Shannon and Angel Zimmerman (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.8	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010).

10.9	Amendment to Promissory Note dated February 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2011).

10.10	Second Amendment, dated March 26, 2012, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.11	Amended and Restated Loan and Security Agreement dated March 28, 2013, by and among Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.12	Subordination Agreement dated March 28, 2013, by and among Sajan, Inc., Angel and Shannon Zimmerman and Silicon Valley Bank (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.13	Third Amendment, dated March 21, 2013, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.14*	Employment Agreement, between the Company and Tom Skiba, dated August 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.15*	Sajan Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

10.16*	Sajan, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.17*	Sajan, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.18*	Sajan, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.19*	Sajan, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.20*	Sajan, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.21*	First Amendment to Employment Agreement, between the Company and Thomas P. Skiba, dated March 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).

10.22	First Amendment to Amended and Restated Loan and Security Agreement dated March 26, 2015, by and between Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2015).

10.23	Second Amendment to Amended and Restated Loan and Security Agreement dated May 5, 2015, by and between Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.24*	Offer Letter between Sajan, Inc. and Paul Rome dated May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

10.25*	Confidential Separation Agreement and Release, between Paul Rome and Sajan, Inc., dated November 27, 2016 (filed herewith).

10.26	Standard Office Lease Agreement (Net) between Sajan, Inc. and River Falls Business Center, LLC, dated December 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016).

10.27*	Second Amendment to Employment Agreement, between the Company and Thomas P. Skiba, dated January 5, 2017 (filed herewith).

10.28*	Second Amendment to Employment Agreement, between the Company and Shannon Zimmernan, dated January 5, 2017 (filed herewith).

21.1	Subsidiaries of Sajan, Inc. (filed herewith).

23.1	Consent from Grant Thornton LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.