Form 10-K/A
period 2016-12-31
SAJAN INC
filed 2017-04-28
CIK 1118037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 24, 2017, there were 4,796,383 shares of our common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

EXPLANATORY NOTE

On April 25, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amplexor USA Inc., a Delaware corporation (“Buyer”), and Amplexor Falcon, Inc., a Delaware corporation and a wholly-owned subsidiary of Buyer (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company with the Company remaining as the surviving corporation (the “Surviving Corporation”) and a wholly-owned subsidiary of Buyer (the “Merger”). The Merger requires the approval of a majority of the issued and outstanding shares of common stock of the Company, and the Company expects to file with the Securities and Exchange Commission (“SEC”), and mail to stockholders, a proxy statement on Schedule 14A inviting stockholders to a special meeting to, among other things, consider and vote on a proposal to adopt the Merger Agreement and approve the Merger. Stockholders are urged to carefully read these materials (and any amendments or supplements) and any other relevant documents that the Company files with the SEC when they become available because they will contain important information. These materials will be made available free of charge on the Company’s website at www.sajan.com/company/investor-relations/ when available. In addition, all of these materials (and all other materials filed by the Company with the SEC) will be available at no charge from the SEC through its website at www.sec.gov. Stockholders may also obtain free copies of the documents filed by the Company with the SEC by contacting the Company’s Corporate Secretary, Thomas P. Skiba, by mail at Sajan, Inc., 625 Whitetail Boulevard, River Falls, Wisconsin 54022 or by phone at (715) 426-9505.

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is neither a solicitation of a proxy, an offer to purchase nor a solicitation of an offer to sell shares of the Company. The Company and its directors, executive officers and certain other members of management and employees may be deemed to be participants in soliciting proxies from its stockholders in connection with the proposed Merger. Information regarding the Company’s directors and executive officers is set forth in the Company’s proxy statement on Schedule 14A filed with the SEC on April 27, 2016. Information regarding other persons who may, under the rules of the SEC, be considered to be participants in the solicitation of the Company’s stockholders in connection with the proposed Merger will be set forth in the proxy statement for the Company’s special stockholder meeting. Additional information regarding these individuals and the Company’s directors and officers and any direct or indirect interests they may have in the proposed Merger will be set forth in the definitive proxy statement when and if it is filed with the SEC in connection with the proposed Merger.

This Amendment amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 17, 2017 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2017 Annual Meeting of Shareholders and to amend Part IV as discussed further below. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2016 due to the pending Merger. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except as set forth in Part III and IV below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, including the execution of the Merger Agreement and the pending Merger, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read together with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the “Company,” “we,” “our,” and “us” refer to Sajan, Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Name	Age	Director Since
Shannon Zimmerman	45	February 2010
Angela (Angel) Zimmerman	44	February 2010
Benjamin F. Allen	52	April 2011
Thomas Magne	64	June 2016
Michael W. Rogers	61	February 2010
Benno G. Sand	62	August 2001

Biographical information about the members of our Board of Directors (the “Board”) follows:

Shannon Zimmerman. Mr. Zimmerman became the Company’s President, Chief Executive Officer and Chairman on February 23, 2010, and continues to hold these positions. Mr. Zimmerman served from August 2012 until August 2013 as our Chief Financial Officer. He co-founded Sajan’s predecessor in 1998 along with Angela Zimmerman, and served as its Chairman and Chief Executive Officer from its inception until February 23, 2010. Mr. Zimmerman is the spouse of Angela Zimmerman. Mr. Zimmerman has served in technology-focused and strategic business leadership roles in the telecommunications, healthcare, manufacturing and service industries.

The Board believes that Mr. Zimmerman’s experience as Chief Executive Officer and co-founder of Sajan’s predecessor, as well as his prior technology-focused and leadership experience in the telecommunication, healthcare, manufacturing and service industries, gives him unique insights into the Company’s challenges, opportunities and operations, which qualifies him to serve as a director of the Company.

Angela (Angel) Zimmerman. Ms. Zimmerman became a director on February 23, 2010. She previously served as the Company’s Chief Operating Officer until her retirement effective June 8, 2015. Following her retirement, Ms. Zimmerman assisted with the transition of a new Chief Operating Officer by serving as a full-time employee of the Company and then as an advisor to the Chief Executive and Chief Operating Officers. She co-founded Sajan’s predecessor in 1998, and served as its President, Chief Operating Officer, Treasurer and a director from inception until February 23, 2010. Ms. Zimmerman is the spouse of Shannon Zimmerman.

The Board believes Ms. Zimmerman’s experience as the Company’s former Chief Operating Officer and co-founder of Sajan’s predecessor and her expertise in service level quality gives her unique insights into the Company’s challenges, opportunities and operations, which qualifies her to serve as a director of the Company.

Benjamin F. Allen. Mr. Allen has been a director of the Company since April 4, 2011. Mr. Allen is currently president of Marsh & McLennan Agency, LLC, and was formerly president and chief executive officer of Kroll, Inc., an operating unit of Marsh & McLennan Companies, Inc., the global professional services firm, until it was sold by Marsh & McLennan in August 2010.   Mr. Allen was responsible for the strategic direction and day-to-day operations of Kroll’s global business. Prior to his appointment as CEO of Kroll, Inc. in March 2008, Mr. Allen served as chief operating officer of Kroll. From 2002 until being named COO in 2007, he was president of Kroll Ontrack, Kroll’s legal technologies and data recovery subsidiary. Prior to Kroll’s acquisition of Ontrack, Mr. Allen served as president and CEO of Ontrack Data International, Inc.  Preceding his appointment as president and CEO, he served in several other international roles for Ontrack, including chief operating officer and general manager of the U.K. and France offices. Mr. Allen also currently serves as a director of H5, a provider of E-discovery and technology-assisted review, and Toutatis Aztec Solutions, LLC, an IT solutions service provider.

Mr. Allen provides the Board with extensive global operations and expansion expertise, as well as substantial experience with technology oriented sales and marketing operations, capital markets and mergers and acquisitions, which makes him uniquely qualified to serve as a director of the Company.

Thomas Magne. Mr. Magne became a director of the Company on June 9, 2016. Since 2001, Mr. Magne has been a private investor, focusing on small-cap companies. Prior to 2001, Mr. Magne was a senior vice president in Institutional Trading at Dain Rauscher Wessels, a partner at Wessels, Arnold & Henderson, and a vice president and institutional trader at Dain Bosworth. Mr. Magne has also previously served on the board of directors of several non-profits.

Among other attributes, skills, and qualifications, the Board believes Mr. Magne is qualified to serve as a director of the Company in light of his significant experience as an investor focused on small-cap companies and the expertise that he brings regarding the current small-cap market.

Michael W. Rogers. Mr. Rogers became a director of the Company on February 23, 2010. He served as a member of the Board of Directors of Sajan’s predecessor from April 2006 until February 23, 2010. He is currently a Senior Management Consultant to entrepreneurs of emerging companies in the computer software industry and has worked in this capacity since 2002. From March 2002 until 2006, he served as a consultant to several early-stage technology companies. In 1985, Mr. Rogers founded Ontrack Data International, Inc., a once publicly-held provider of computer data recovery services and electronic discovery services located in Eden Prairie, Minnesota, which was acquired by Kroll, Inc. in May 2002. He served as Chief Executive Officer of Ontrack Data International, Inc. from 1986 to 2001, and as Chairman from 1989 to 2002. During his tenure with Ontrack Data International, Inc., he identified opportunities for and successfully led the Company’s expansion into England, Japan, Germany, France and elsewhere internationally as well as within the United States. During the same period, Ontrack grew from 6 employees to over 400 employees.

Among other attributes, skills, and qualifications, the Board believes Mr. Rogers is qualified to serve as a director in light of the entrepreneurial experience he brings to the Board in early-stage technology companies and due to his expertise in transitioning companies from single location entities to global enterprises.

Benno G. Sand. Mr. Sand has been a director of the Company since August 2001. Since April 2014, Mr. Sand has been President of Strategic Vision, LLC, a company that provides consulting services to Exosite, LLC, a SaaS-based provider of Internet of Things (“IoT”) solutions to industrial and consumer markets. Mr. Sand was also appointed Secretary of Exosite, LLC in August 2015. Since January 2015, Mr. Sand has served on the Executive Committee of Invenshure LLC, a venture capital firm that targets investment toward early-state personalized medicine technologies. Until October 2013, he was Executive Vice President, Business Development, at TEL FSI, Inc., a global supplier of wafer-cleaning equipment and technology. From January 2000 until October 2012, when FSI International, Inc. was acquired by Tokyo Electron Ltd., he was Executive Vice President, Business Development, Investor Relations and Secretary at FSI, a global supplier of wafer-cleaning equipment and technology. During his 31 year tenure at FSI, Mr. Sand served in several executive and financial management roles, including Executive Vice President, Chief Administrative Officer, and Chief Financial Officer. He also served on the boards of several United States, Asian and European based subsidiaries of FSI, Apprecia Technology, Inc., the Company's Japanese distributor, and other privately-held companies. Throughout his career, he has served as a director of various public and private companies and several community organizations.

Mr. Sand’s extensive knowledge of the capital markets, corporate governance, mergers and acquisitions and accounting issues from his 31 year career at FSI and experience as a board member of other public and private companies qualifies him to be a director of our Board and brings to our Board the perspective of a leader facing a similar set of current external economic, social and governance issues.

EXECUTIVE OFFICERS

The following table identifies our current executive officers, the positions they hold, and their current age. Our executive officers are appointed by our Board of Directors to hold office until their successors are elected or their earlier death, resignation or removal.

Name	Age	Positions
Shannon Zimmerman	44	Chairman of the Board, President and Chief Executive Officer
Thomas P. Skiba	60	Chief Financial Officer

For biographical information about Shannon Zimmerman, please reference the information provided above under “Directors.” Biographical information about Thomas Skiba follows:

Thomas P. Skiba. Mr. Skiba became the Company’s Chief Financial Officer on August 29, 2013. From September 2011 through September 2012, Mr. Skiba was a Senior Vice President and the Chief Financial Officer of Regency Beauty Institute, a nationally recognized cosmetology education provider. Mr. Skiba also served as the Chief Financial Officer of Kroll Ontrack, a provider of data recovery, electronic discovery, and computer forensics services and software, from May 1996 through July 2011. Mr. Skiba currently sits on the board of directors of two non-profit organizations, Ave Maria Academy and TLC Options for Women. Mr. Skiba holds a B.S. in Accounting from St. Joseph’s College in Indiana.

CORPORATE GOVERNANCE

Board of Directors

Our Board has six members. The Board has determined that Benjamin F. Allen, Thomas Magne, Michael W. Rogers and Benno G. Sand are independent directors under the NASDAQ Rules. Under our corporate bylaws, a director elected for an indefinite term serves until the next regular meeting of the stockholders and until the director’s successor is elected, or until the earlier death, resignation or removal of the director.

Board Leadership Structure

Mr. Zimmerman serves as the Chairman of the Board. Mr. Zimmerman is also the Company’s President and Chief Executive Officer. The Board believes this leadership structure is appropriate given Mr. Zimmerman’s extensive knowledge of Sajan and the language translation industry, and because this combination has served, and is serving, Sajan well by providing unified leadership and direction. In order to ensure independent oversight and a strong corporate governance structure, the Board has also appointed Michael Rogers as Lead Independent Director. The responsibilities of the Lead Independent Director include presiding at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors, and serving as principal liaison of Board-wide issues between the independent directors and the Company’s management, including the Chairman. The Board periodically reviews its leadership structure in order to ensure the most appropriate governance in light of the Company’s then-current circumstances.

Family Relationships

Shannon Zimmerman, the Company’s Chief Executive Officer, and Angela Zimmerman, a Company director, are spouses. Mr. Zimmerman’s sister-in-law, who is also Ms. Zimmerman’s sister, is the Company’s Vice President, Corporate Controller. The Vice President, Corporate Controller’s husband is the Company’s Vice President of Global Operations.

Involvement in Certain Legal Proceedings

During the past ten years, no officer, director, director nominee, control person or promoter of the Company has been involved in any legal proceedings respecting: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; (v) being subject to any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities laws or regulations, any laws or regulations relating to financial institutions or insurance companies, or any law or regulation relating to fraud in connection with a business entity; or (vi) being subject to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization or any equivalent organization that has disciplinary authority over its members.

Risk Oversight

The Audit Committee is responsible for overseeing the Company’s risk management structure on behalf of the full Board. The Audit Committee and the full Board assess the primary risks facing the Company, the Company’s risk management strategy and management’s plan for addressing these risks.

In connection with its oversight of compensation-related risks, the Compensation Committee annually evaluates whether Sajan’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Sajan. For fiscal 2016, the Compensation Committee evaluated the current risk profile of Sajan’s compensation policies and programs for all of its employees, with particular emphasis on annual and long-term incentive compensation. In its evaluation, the Compensation Committee reviewed the executive compensation structure, identified important business risks that could materially affect Sajan, and assessed how Sajan managed or mitigated these risks in the design of its compensation structure. The Compensation Committee also considered the ability of Sajan’s officers and other employees to affect changes in their incentive compensation that could create risk for Sajan. Based on this evaluation, Sajan determined that its compensation programs do not encourage risk-taking that is reasonably likely to have a material adverse effect on Sajan.

Code of Ethics

We adopted a Code of Ethics on March 30, 2010, as amended on August 1, 2014, which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy at Sajan, Inc., Attention: Lori Bechtel, 625 Whitetail Drive, River Falls, Wisconsin 54022 or by calling us at (715) 426-9505. Our Code of Ethics is also available on our website at http://www.sajan.com/company/investor-relations/corporate-governance/. Any amendment to, or waiver from, the provisions of the Code of Ethics for the CEO and other executive officers that applies to any of those officers will be posted to the same location on our website.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During 2016, our Board met seven times. During 2016, all directors attended at least 75% of the meetings that occurred during each director’s service on the Board.

The standing committees of our Board are the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. During 2016, the Audit Committee met five times, the Compensation Committee met once and the Governance and Nominating Committee met once, and all directors attended at least 75% of the meetings of each committee on which they served.

Executive Sessions; Attendance at Annual Meeting of Stockholders

The independent members of the Board periodically meet outside the presence of management. The Audit Committee has adopted a policy of meeting in executive session, without management being present, on a regular basis. During 2016, the members of the Audit Committee met in executive session five times.

It is the policy of the Board that each member of the Board should attend Sajan’s annual meeting of stockholders whenever practical and that at least one member of the Board must attend each annual meeting. Four directors attended the 2016 annual meeting.

Audit Committee

Sajan has a separate standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is responsible, among its other duties and responsibilities, for overseeing our accounting and financial reporting processes, the audits of our consolidated financial statements, the qualifications of our independent registered public accounting firm, and the performance of our internal audit function and independent registered public accounting firm. The Audit Committee reviews and assesses the qualitative aspects of our financial reporting, our processes to manage business and financial risk, and our compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is directly responsible for the appointment, compensation, retention, and oversight of our independent registered public accounting firm. The Audit Committee also oversees our policies regarding related party transactions.

The members of our Audit Committee are Benno Sand, who serves as chair of the committee, Benjamin Allen, Thomas Magne and Michael Rogers. Our Board has determined that Mr. Sand is an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. Our Board has determined that each member of our Audit Committee is independent under the NASDAQ Rules and each member of our Audit Committee is independent pursuant to Rule 10A-3 of the Securities and Exchange Act of 1934.

The Board has determined that each of the Audit Committee members is able to read and understand fundamental consolidated financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

The Board adopted the Audit Committee Charter on March 30, 2010, and most recently amended the Audit Committee Charter on August 1, 2014. A current copy of the Audit Committee Charter is available on our website, free of charge, at http://www.sajan.com/company/investor-relations/corporate-governance/. References to our website are not intended to and do not incorporate information found on the website into this Proxy Statement. You may also obtain a copy of the charter, free of charge, by writing to us at Sajan, Inc., Attention: Lori Bechtel, 625 Whitetail Boulevard, River Falls, Wisconsin 54022.

Compensation Committee

The Compensation Committee is responsible, among its other duties and responsibilities, for establishing the compensation and benefits of our Chief Executive Officer and other executive officers, monitoring compensation arrangements applicable to our Chief Executive Officer and other executive officers in light of their performance, effectiveness, and other relevant considerations, and administering our equity incentive plans. The Chief Executive Officer does not participate in Compensation Committee discussions regarding his own compensation or performance, but may participate in discussions and make recommendations regarding the compensation of other executive officers. The members of our Compensation Committee are Benjamin Allen, who serves as chair of the committee, Thomas Magne, Michael Rogers and Benno Sand. Our Board has determined that the composition of our Compensation Committee meets the NASDAQ independence requirements for approval of the compensation of our Chief Executive Officer and other executive officers. The Compensation Committee may, in its discretion, delegate some of its duties and responsibilities to a subcommittee, which shall consist of a member or members of the Compensation Committee and shall be delegated by unanimous vote by the members of the Compensation Committee.

The Board adopted the Compensation Committee Charter on March 30, 2010, and most recently amended the Compensation Committee Charter on August 1, 2014. A current copy of the Compensation Committee Charter is available on our website, free of charge, at http://www.sajan.com/company/investor-relations/corporate-governance/. You may also obtain a copy of the charter, free of charge, by writing to us at Sajan, Inc., Attention: Lori Bechtel, 625 Whitetail Boulevard, River Falls, Wisconsin 54022.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for recommending candidates for election to the Board. The Governance and Nominating Committee is also responsible, among its other duties and responsibilities, for making recommendations to the Board or otherwise acting with respect to corporate governance policies and practices, including board size and membership qualifications, new director orientation, committee structure and membership, succession planning of our Chief Executive Officer and other executive officers, and communications with stockholders. The members of our Governance and Nominating Committee are Michael Rogers, who serves as the chair of the committee, Benjamin Allen, Thomas Magne and Benno Sand. Our Board has determined that the composition of our Governance and Nominating Committee meets the NASDAQ independence requirements for director nominations.

The Board adopted the Governance and Nominating Committee Charter on March 30, 2010, and most recently amended the Governance and Nominating Committee Charter on August 1, 2014. A current copy of the Governance and Nominating Committee Charter is available on our website, free of charge, at http://www.sajan.com/company/ investor-relations/corporate-governance/. You may also obtain a copy of the charter, free of charge, by writing to us at Sajan, Inc., Attention: Lori Bechtel, 625 Whitetail Boulevard, River Falls, Wisconsin 54022.

QUALIFICATIONS OF CANDIDATES FOR ELECTION TO THE BOARD

The Governance and Nominating Committee identifies and recommends candidates it believes are qualified to stand for election as directors of Sajan or to fill any vacancies on the Board. In identifying director candidates, the Governance and Nominating Committee may retain third party search firms.

In order to evaluate and identify director candidates, the Governance and Nominating Committee considers the suitability of each director candidate, including the current members of the Board, in light of the current size, composition and current perceived needs of the Board. The Governance and Nominating Committee seeks highly qualified and experienced director candidates and considers many factors in evaluating such candidates, including issues of character, judgment, independence, background, age, expertise, diversity of experience, length of service and other commitments. Additionally, while the Governance and Nominating Committee does not have a formal policy with respect to diversity, it seeks to have a Board that is diverse in these factors and gives due consideration to contributions to diversity on the Board when evaluating the qualifications of any potential director candidate. The Governance and Nominating Committee does not assign any particular weight or priority to any of these factors. The Governance and Nominating Committee has established the following minimum requirements for director candidates: being able to read and understand fundamental consolidated financial statements; having at least 10 years of relevant business experience; having no identified conflicts of interest as a director of Sajan; having not been convicted in a criminal proceeding other than traffic violations during the ten years before the date of selection; and being willing to comply with the Sajan Code of Ethics. The Governance and Nominating Committee retains the right to modify these minimum qualifications from time to time. Exceptional candidates who do not meet all of these criteria may still be considered.

The Governance and Nominating Committee may review director candidates by reviewing information provided to it, through discussions with persons familiar with the candidate, or other actions that the Governance and Nominating Committee deems proper. After such review and consideration, the Governance and Nominating Committee designates any candidates who are to be interviewed and by whom they are to be interviewed. After interviews, the Governance and Nominating Committee recommends for Board approval any new directors to be nominated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2016, except that Angela Zimmerman filed one Form 4 on July 1, 2016 to report one acquisition of stock options occurring June 10, 2016 and Benno Sand filed one Form 4 on June 1, 2016 to report one sale of common stock occurring May 23, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation for fiscal 2016 and 2015 of Sajan’s Chief Executive Officer and other executive officers.

Name and Principal Position	Year	Salary	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Shannon Zimmerman	2016	$185,000	$-	$-	$16,913	(3)	$201,913
President and Chief Executive Officer	2015	$185,000	$-	$25,766	$11,365	(4)	$222,131
Thomas P. Skiba	2016	$182,000	$34,900	$-	$4,419	(5)	$221,319
Chief Financial Officer	2015	$182,000	$-	$20,278	$4,067	(6)	$206,345
Paul P. Rome	2016	$162,903	$-	$-	$60,176	(7)	$223,079
Former Chief Operating Officer(1)	2015	$96,811	$76,968	$-	$5,578	(8)	$179,357

(1)	Mr. Rome’s employment with the Company commenced on June 8, 2015 and his position was eliminated effective November 9, 2016.
(2)	Reflects the aggregate full grant date value as determined under ASC Topic 718 – Compensation – Stock Compensation. Refer to “Note 2 – Stock-Based Compensation” in the audited financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the assumptions used in calculating the award amount.
(3)	Figure includes $7,400 in employer-paid retirement contributions and $9,513 for benefits.
(4)	Figure includes $7,400 in employer-paid retirement contributions and $3,965 for benefits.
(5)	Figure includes $4,419 in benefits.
(6)	Figure includes $4,067 in benefits.
(7)	Figure includes $43,750 in severance pay, $7,656 in employer-paid retirement contributions and $8,770 in benefits
(8)	Figure includes $2,917 in employer-paid retirement contributions and $2,662 in benefits.

Outstanding Equity Awards at Fiscal Year End 2016

There were no unexercised options that were held at December 31, 2016 by Shannon Zimmerman.

		OPTION AWARDS
Name and Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Thomas P. Skiba	8/29/2013(1)	46,875	15,625	$5.12	8/29/2023
Chief Financial	9/15/2014(2)	6,250	6,250	$5.32	9/15/2024
Officer	5/16/2016(3)	2,500	7,500	$4.69	5/16/2026
Paul P. Rome	6/12/2015(4)	4,500	-	$5.81	6/12/2025
Former Chief Operating Officer

(1)	This option becomes exercisable in four equal installments of 15,625 shares on 9/1/14, 9/1/15, 9/1/16 and 9/1/17.
(2)	This option becomes exercisable in four equal installments of 3,125 shares on 9/15/15, 9/15/16, 9/15/17, and 9/15/18.
(3)	This option becomes exercisable in four equal installments of 2,500 shares on 5/16/17, 6/16/18, 5/16/19, and 5/16/20.
(4)	This option expired on February 9, 2017, three months following the last day of Mr. Rome’s service as Chief Operating Officer.

Employee Benefit Plans

2014 Equity Incentive Plan. Our 2014 Equity Incentive Plan (the “2014 Incentive Plan”), adopted by our stockholders on June 12, 2014 allows our Board, or a committee of the Board, to grant awards to our employees (including our named executive officers), directors, or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards, or stock appreciation rights.

2004 Amended and Restated Long-Term Incentive Plan. Prior to adopting the 2014 Incentive Plan, the Company awarded equity incentives to its employees under our 2004 Amended and Restated Long-Term Incentive Plan (the “2004 Incentive Plan”). Our 2004 Incentive Plan allowed our Board, or a committee of the Board, to grant awards to our employees (including our named executive officers), directors, or consultants of the Company and its affiliates. The awards could take the form of qualified or non-qualified incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards, stock appreciation rights, shares of restricted stock, other stock-based awards or cash-based awards. As of June 12, 2014, no further awards are granted pursuant to the 2004 Incentive Plan.

Retirement Savings Plans. Sajan maintains an employee benefit plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. At the discretion of the Board, the Company may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees, including our named executive officers. The Company will make matching contributions equal to each participant’s contribution, up to a maximum matching contribution of 4% of each participant’s compensation. For the year ended December 31, 2016, the Company’s matching contributions totaled $227,090.

2016 Short-Term Incentive Plan. On December 10, 2015, the Compensation Committee approved the Sajan Short-Term Incentive Plan for fiscal year 2016 (the “2016 Short Term Plan”) covering Sajan employees, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. The aggregate amount available for quarterly distribution under the 2016 Short Term Plan was based on the Company’s 2016 quarterly actual adjusted EBITDA. Under the 2016 Short Term Plan, the Chief Executive Officer was eligible to earn incentive compensation of up to 75% of his quarterly compensation for each quarter of fiscal year 2016, the Chief Financial Officer was eligible to earn incentive compensation of up to 60% of his quarterly compensation for the same quarters, and the Chief Operating Officer was eligible to earn incentive compensation of up to 50% of his quarterly compensation for the same quarters. There were no amounts earned in 2016 due to the Company not meeting its quarterly adjusted EBITDA targets.

2015 Short-Term Incentive Plan. On December 10, 2014, the Compensation Committee approved the Sajan Short-Term Incentive Plan for fiscal year 2015 (the “2015 Short Term Plan”) covering Sajan employees, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. The aggregate amount available for quarterly distribution under the 2015 Short Term Plan was based on the Company’s 2015 quarterly actual adjusted EBITDA. Under the 2015 Short Term Plan, the Chief Executive Officer was eligible to earn incentive compensation of up to 75% of his quarterly compensation for each quarter of fiscal year 2015, the Chief Financial Officer was eligible to earn incentive compensation of up to 60% of his quarterly compensation for the same quarters, and the Chief Operating Officer was eligible to earn incentive compensation of up to 50% of her or his quarterly compensation for the same quarters. The amount earned by the Chief Executive Officer, the Chief Financial Officer, Angela Zimmerman, the Chief Operating Officer until June 8, 2015, and Paul Rome, the Chief Operating Officer starting on June 8, 2015, pursuant to the 2015 Short Term Plan was $25,766, $20,278, $14,770, and $0, respectively.

Employment and Change-in-Control Agreements

Under the employment agreement between Shannon Zimmerman and Sajan, dated May 19, 2006, as amended February 1, 2010 and January 5, 2017, Mr. Zimmerman receives an annual base salary of $185,000. Mr. Zimmerman’s base salary was increased to $210,000 as of January 1, 2017. The employment agreement requires the Company to pay severance in an amount equal to the then-current annual salary upon termination of employment by the Company other than for cause or upon termination of employment by the employee for the Company’s breach and requires the Company to pay for one year of Company-funded health insurance coverage, not to exceed $5,000 for the annual period. The employment agreement contains confidentiality, invention assignment, non-solicitation and non-competition provisions.

On August 20, 2013, the Company entered into an employment agreement with Tom Skiba. Under the employment agreement, as amended March 9, 2015 and January 5, 2017, Mr. Skiba receives an annual base salary of $182,000. Mr. Skiba’s base salary was increased to $190,000 as of January 1, 2017. Mr. Skiba will be eligible to receive bonus payments from time to time, in an amount determined in the sole discretion of the Compensation Committee of the Company’s Board of Directors. In addition, Mr. Skiba was granted stock options to purchase 62,500 shares of the Company’s common stock pursuant to the Company’s 2004 Incentive Plan. The stock options are exercisable at 100% of the fair market value of the Company’s common stock on the date of grant, vest in equal installments on each of September 1, 2014, 2015, 2016 and 2017 and expire 10 years from the date of the grant. Upon a Change of Control (as such term is defined in the 2004 Incentive Plan), all unvested stock options will become vested. Under the employment agreement, Mr. Skiba is subject to traditional confidentiality, non-competition and employee non-solicitation restrictions during the term of his employment with the Company and for one year following his termination of employment with the Company for any reason. The employment agreement may be terminated by either party upon three months’ written notice. In the event the Company terminates Mr. Skiba’s employment for any reason not constituting Cause or Mr. Skiba terminates his employment for Good Reason (as such terms are defined in the Employment Agreement), the Company will pay his base salary through the date of termination and will provide the following benefits: (i) severance pay equal to twelve months of his ending base salary, (ii) one year of Company-funded health insurance coverage, not to exceed $5,000 for the annual period, and (ii) immediate vesting of all stock options that are due to be vested within twelve months from the date of termination.

Pursuant to Mr. Rome’s offer letter, dated May 14, 2015, Mr. Rome received an annual base salary of $175,000 and was eligible to participate in the Company’s Short-Term Incentive Plan, pursuant to which Mr. Rome was eligible to earn a maximum bonus equal to fifty percent of his eligible quarterly earnings based on the Company’s quarterly EBITDA goals. In addition, on June 8, 2015 Mr. Rome received stock options to purchase 18,000 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Plan. The stock options were exercisable at 100% of the fair market value of the Company’s common stock on the date of grant, were to vest in equal installments on the first four anniversaries of the date of the grant and were to expire 10 years from the date of the grant. Upon the end of Mr. Rome’s service as Chief Operating Officer, all unvested options expired. Upon the three month anniversary of the end of Mr. Rome’s service as Chief Operating Officer, all vested options that had not previously been exercised expired.

DIRECTOR COMPENSATION

The table below delineates director compensation for the Board of Directors for the year ended December 31, 2016. Compensation received by the Chief Executive Officer, Mr. Zimmerman, is included in the respective executive compensation tables above. Mr. Zimmerman was not compensated for his services as a director.

Name	Fees Earned or Paid in Cash	Option Awards(1)(2)	Total
Benjamin F. Allen	$12,000	$8,400	$20,400
Thomas Magne	$5,000	$12,600	$17,600
Michael W. Rogers	$14,500	$8,400	$22,900
Benno G. Sand	$12,500	$8,400	$20,900
Angela (Angel) Zimmerman	$10,000	$8,400	$18,400

(1)	The amounts shown for option awards reflect the aggregate full grant date value as determined under ASC Topic 718 – Compensation – Stock Compensation. Refer to “Note 2 – Stock-Based Compensation” in the audited financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the assumptions used in calculating the award amount. On June 10, 2016, all non-employee directors, other than Thomas Magne, were automatically granted a 10-year option under the 2014 Incentive Plan to purchase 2,500 shares of common stock at an exercise price of $4.50 per share with a grant date fair value of $8,400. These options vest ratably over eleven months, but only if the director is then a director of the Company. Thomas Magne, as a newly elected director, was granted 10-year option under the 2014 Incentive Plan to purchase 3,750 shares of common stock at an exercise price of $4.50 per share with a grant date fair value of $12,600. This option vests ratably over three years, but only if the director if then a director of the Company.
(2)	As of December 31, 2016, Mr. Allen had outstanding options to purchase 12,500 shares, which were vested as to 11,362 shares and not vested as to 1,138 shares; Mr. Magne had outstanding options to purchase 3,750 shares, none of which were vested; Mr. Rogers had outstanding options to purchase 13,750 shares, which were vested as to 12,612 shares and not vested as to 1,138 shares; Mr. Sand had outstanding options to purchase 13,250 shares, which were vested as to 12,112 shares and not vested as to 1,138 shares; and Ms. Zimmerman had outstanding options to purchase 2,500 shares, which were vested as to 1,362 shares and not vested as to 1,138 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table contains information regarding the beneficial ownership of Sajan’s common stock as of April 24, 2017 (except as otherwise indicated) by (i) each person who is known by Sajan to beneficially own more than 5% of the outstanding shares of our common stock; (ii) each director of Sajan; (iii) each named executive officer of Sajan; and (iv) all executive officers and directors as a group.  Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares and the business address of each person is c/o Sajan, 625 Whitetail Blvd., River Falls, Wisconsin 54022.

Name and Address	Common Shares Beneficially Owned (1)		Percentage of Common Shares (1)
Officers and Directors
Shannon Zimmerman	659,950	(2)	13.8%
Paul P. Rome	-		*
Thomas P. Skiba	58,125	(3)	1.2%
Benjamin F. Allen	29,062	(4)	*
Michael W. Rogers	30,050	(5)	*
Benno G. Sand	13,250	(6)	*
Angela (Angel) Zimmerman	653,984	(7)	13.6%
Thomas Magne	239,450	(8)	5.0%
All directors and executive officers as a group (7 individuals)	1,683,871	(9)	34.5%

* less than 1%

(1)	Based on 4,796,383 shares of common stock outstanding as of April 24, 2017. Shares of Sajan common stock not outstanding but deemed beneficially owned by virtue of a person’s right to acquire them as of April 24, 2017, or within 60 days of such date, pursuant to the exercise of outstanding stock options and warrants, are treated as outstanding only when determining the number and percentage of shares owned by such individual and when determining the number and percentage of shares owned by all directors and executive officers as a group.
(2)	Does not include shares indirectly owned by Mr. Zimmerman through his spouse, Angela Zimmerman, which are reported in her beneficial ownership.
(3)	Includes options to purchase 55,625 shares of common stock that are currently exercisable or will become exercisable within 60 days of April 24, 2017.
(4)	Includes options to purchase 12,500 shares of common stock that are currently exercisable or will become exercisable within 60 days of April 24, 2017.
(5)	Includes 1,914 shares held indirectly by Rogers Family Limited Partnership and 1,914 shares held indirectly as co-trustee of the Michael W. Rogers Revocable Trust U/A/D 2/7/2002, and includes options to purchase 13,750 shares of common stock that are currently exercisable or will become exercisable within 60 days of April 24, 2017.
(6)	Includes options to purchase 13,250 shares of common stock that are currently exercisable or will become exercisable within 60 days of April 24, 2017.
(7)	Does not include shares indirectly owned by Ms. Zimmerman through her spouse, Shannon Zimmerman, which are reported in his beneficial ownership. Includes options to purchase 2,500 shares of common stock that are currently exercisable or will become exercisable within 60 days of April 24, 2017.
(8)	Includes 3,500 shares held indirectly by the Eric P. Magne Trust and 6,000 shares held indirectly by the Ann E. Magne Trust. Includes options to purchase 1,250 shares of common stock that are currently exercisable or will become exercisable within 60 days of April 24, 2017.
(9)	Includes options to purchase a total of 98,875 shares of common stock. See Footnotes 3, 4, 5, 6, 7 and 8 above.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes equity securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders(1)	487,200	$4.81	164,250
Equity compensation plans not approved by stockholders	-	N/A	-
Total	487,200	$4.81	164,250

(1)	Consists of the 2004 Incentive Plan and the 2014 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sajan is a party to an office lease agreement with River Valley Business Center, LLC (“RVBC”). RVBC owns a two-story commercial office building located near River Falls, Wisconsin. RVBC is owned and operated by Shannon Zimmerman and Angela Zimmerman, both of whom are directors and significant stockholders of Sajan. In addition, Mr. Zimmerman is currently, and Ms. Zimmerman was for part of fiscal year 2015, an executive officer of Sajan. Under the terms of a lease agreement dated December 13, 2016, Sajan leases 24,000 square feet of space, which comprises the entire building, and pays monthly rent of $28,606. The lease expires on January 31, 2022. Sajan was previously a party to three office lease agreements with RVBC for the same property. Under the terms of a lease agreement dated February 1, 2010, Sajan leased 12,000 square feet of space, which comprised the entire second floor of the building, and paid monthly rent of approximately $19,000. Under the terms of a lease agreement dated February 1, 2010, Sajan leased an additional 4,100 square feet of space, which comprised a portion of the first floor of the building, and paid monthly rent of approximately $6,500. Under the terms of a lease agreement effective February 28, 2012, Sajan leased an additional 3,850 square feet of space, which comprised a portion of the first floor of the building, and paid monthly rent of approximately $5,000. All three of these leases were to expired on January 31, 2017, but were replaced by the current lease agreement dated December 13, 2016.

Sajan may not assign the lease agreement without the prior written consent of RVBC. In the lease agreement, Sajan granted RVBC a security interest in all goods, chattels, fixtures and personal property of Sajan located in the premises to secure rents and other amounts that may be due under the lease agreements. Management of Sajan believes, based on an informal assessment conducted by a commercial real estate agent familiar with commercial properties in the River Falls, Wisconsin area, that the rent paid for the leased premises is competitive with rents paid for similar commercial office space in the River Falls, Wisconsin market. The foregoing lease agreement was authorized by the disinterested members of the Board.

In February 2010, Shannon Zimmerman and Angela Zimmerman received a promissory note from the Company in the aggregate principal amount of $1.0 million in lieu of $1.0 million of cash consideration. The interest rate on this note was 8%. This note was amended on February 22, 2011 to provide for the immediate payment of $250,000 plus accrued interest and to extend the payment date for the remaining principal of $750,000 until August 23, 2012. On March 26, 2012, this note was again amended to extend the payment date for the $750,000 principal amount until August 23, 2013 and, on March 21, 2013, this note was again amended to further extend the payment date for the $750,000 principal amount until August 23, 2015. On August 20, 2015, the note payable, including accrued interest of $8,000, was paid in full.

Lori Bechtel is the sister of Angela Zimmerman and the sister-in-law of Shannon Zimmerman, and is currently employed as the Company’s Vice President, Corporate Controller. During fiscal year 2016, Ms. Bechtel earned $123,492 as base salary and $9,877 in employer-paid retirement contributions and benefits. Ms. Bechtel was also granted options to purchase 5,000 shares of common stock, with a grant date fair value of $4.69 per share. During fiscal year 2015, Ms. Bechtel earned $118,965 as base salary, $4,290 as bonus compensation, and $13,940 in employer-paid retirement contributions and benefits.

Joe Bechtel is the husband of Lori Bechtel and the brother-in-law of Angela Zimmerman, and is currently employed as the Company’s Vice President of Global Operations. During fiscal year 2016, Mr. Bechtel earned $139,060 as base salary and $11,001 in employer-paid retirement contributions and benefits. Mr. Bechtel was also granted options to purchase 5,000 shares of common stock, with a grant date fair value of $4.69 per share. During fiscal year 2015, Mr. Bechtel earned $136,000 as base salary, $6,252 as bonus compensation, and $6,459 in employer-paid retirement contributions and benefits.

All ongoing and future transactions between us and any of our officers or directors or their respective affiliates, including loans made to the Company by our officers or directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

DIRECTOR INDEPENDENCE

The Board has determined that Benjamin F. Allen, Thomas Magne, Michael W. Rogers and Benno G. Sand are independent directors under the NASDAQ Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2016 and 2015. Grant Thornton LLP audited the Company’s consolidated financial statements for fiscal years 2016 and 2015.

	2016	2015
Audit Fees	$97,113	$96,092

Audit Fees.  The fees identified under this caption were for professional services rendered for years ended 2016 and 2015 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

 Approval Policy.  Our Audit Committee approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in years ended 2016 and 2015 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The financial statements are included in Part II, Item 8 of the Original Filing.

FINANCIAL STATEMENT SCHEDULES

None.

EXHIBITS

See “Exhibit Index to Form 10-K/A” immediately following the signature page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2017	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: April 28, 2017	/s/ Thomas Skiba
Thomas Skiba, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2017	/s/ Shannon Zimmerman
Shannon Zimmerman, Director, Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: April 28, 2017	*
Angela (Angel) Zimmerman, Director

Date: April 28, 2017	/s/ Thomas Skiba
Thomas Skiba, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 28, 2017	*
Michael W. Rogers, Director

Date: April 28, 2017	*
Benno G. Sand, Director

Date: April 28, 2017	*
Benjamin Allen, Director

Date: April 28, 2017	*
Thomas Magne, Director

Date: April 28, 2017	* By: /s/ Shannon Zimmerman
Shannon Zimmerman, as attorney-in-fact

EXHIBIT INDEX TO FORM 10-K/A

SAJAN, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 8, 2010, among MathStar, Inc., Sajan, Inc., Garuda Acquisition, LLC, and Thomas Magne (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2010).

2.2	Agreement and Plan of Merger dated April 25, 2017 by and among Sajan, Inc., Amplexor USA Inc., and Amplexor Falcon, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2017).

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

4.2	Tax Benefit Preservation Plan and Rights Agreement, dated as of February 25, 2010, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series A Preferred Stock of the Company; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2010).

4.3	Amendment No. 1 to Tax Benefit Preservation Plan and Rights Agreement by and between Sajan, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, dated and filed May 1, 2014, SEC File No. 000-51360).

10.1*	The Company’s 2004 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2007).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.3*	Form of Non-Statutory Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.4*	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.5*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Angela Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.6*	Employment Agreement, dated May 19, 2006, and as amended on February 1, 2010, between Sajan, Inc. and Shannon Zimmerman (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.7	Promissory Note, dated February 23, 2010, in the original principal amount of $1,000,000 issued by the Company to Shannon and Angel Zimmerman (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.8	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010).

10.9	Amendment to Promissory Note dated February 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2011).

10.10	Second Amendment, dated March 26, 2012, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.11	Amended and Restated Loan and Security Agreement dated March 28, 2013, by and among Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.12	Subordination Agreement dated March 28, 2013, by and among Sajan, Inc., Angel and Shannon Zimmerman and Silicon Valley Bank (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.13	Third Amendment, dated March 21, 2013, to Promissory Note dated February 23, 2010 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013).

10.14*	Employment Agreement, between the Company and Tom Skiba, dated August 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.15*	Sajan Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

10.16*	Sajan, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.17*	Sajan, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.18*	Sajan, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.19*	Sajan, Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.20*	Sajan, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2014).

10.21*	First Amendment to Employment Agreement, between the Company and Thomas P. Skiba, dated March 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2015).

10.22	First Amendment to Amended and Restated Loan and Security Agreement dated March 26, 2015, by and between Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2015).

10.23	Second Amendment to Amended and Restated Loan and Security Agreement dated May 5, 2015, by and between Sajan, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.24*	Offer Letter between Sajan, Inc. and Paul Rome dated May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

10.25*	Confidential Separation Agreement and Release, between Paul Rome and Sajan, Inc., dated November 27, 2016 (previously filed).

10.26	Standard Office Lease Agreement (Net) between Sajan, Inc. and River Falls Business Center, LLC, dated December 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016).

10.27*	Second Amendment to Employment Agreement, between the Company and Thomas P. Skiba, dated January 5, 2017 (previously filed).

10.28*	Second Amendment to Employment Agreement, between the Company and Shannon Zimmernan, dated January 5, 2017 (previously filed).

10.29	Third Amendment to Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank, entered into as of April 12, 2017 and effective as of March 27, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2014).

21.1	Subsidiaries of Sajan, Inc. (previously filed).

23.1	Consent from Grant Thornton LLP (previously filed).

24.1	Power of Attorney (previously filed).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (previously filed).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (previously filed).

31.3	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.4	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the Consolidated Financial Statements (previously filed).

*	Indicates a management contract or compensatory plan or arrangement.