Form 10-Q
period 2017-03-31
SAJAN INC
filed 2017-05-10
CIK 1118037

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “accelerated filer,” large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☐

Smaller reporting company  ☒ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

As of May 8, 2017, the registrant had 4,796,383 shares of common stock, $0.01 par value per share, outstanding.

Sajan, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except per share data

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,707	$3,136
Accounts receivable, net of allowance	4,465	5,198
Unbilled services	815	1,022
Prepaid expenses and other current assets	645	644
Total current assets	9,632	10,000

Property and equipment, net	667	720

Other assets:
Intangible assets, net	144	157
Other assets	19	24
Total other assets	163	181

Total assets	$10,462	$10,901

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,106	$3,712
Customer prepayments	544	468
Accrued compensation and benefits	811	790
Accrued liabilities	255	276
Total current liabilities	4,716	5,246

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $.01 par value, 35,000 shares authorized; 4,796 shares issued and outstanding	48	48
Additional paid-in capital	10,992	10,929
Accumulated other comprehensive loss	(376)	(371)
Accumulated deficit	(4,918)	(4,951)
Total stockholders’ equity	5,746	5,655
Total liabilities and stockholders’ equity	$10,462	$10,901

  See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Amounts in thousands except per share data

(Unaudited)

	Three months ended March 31,
	2017	2016

Revenues	$7,115	$6,777

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	4,397	4,290

Sales and marketing	829	909
Research and development	409	404
General and administrative	1,304	1,217
Depreciation and amortization	133	142
Total operating expenses	7,072	6,962

Income (loss) from operations	43	(185)

Other income (expense):
Interest expense	(4)	(7)
Foreign currency transaction gain (loss)	-	(4)
Total other (expense), net	(4)	(11)

Income (loss) before income taxes	39	(196)

Income tax expense	7	4

Net income (loss)	32	(200)
Effect of foreign currency translation adjustments	(6)	12

Comprehensive income (loss)	$26	$(188)
Income (loss) per common share – basic & diluted	$0.01	$(0.04)
Weighted average shares outstanding – basic	4,796	4,783
Weighted average shares outstanding – diluted	4,801	4,783

 See notes to unaudited condensed consolidated financial statements.

Sajan, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in thousands

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$32	$(200)
Adjustments to reconcile net income (loss) income to net cash from operating activities:
Depreciation	120	95
Amortization	13	47
Stock-based compensation expense	63	74

Changes in operating assets and liabilities:
Accounts receivable	733	1,312
Unbilled services	207	(643)
Prepaid expenses and other assets	4	(34)
Accounts payable and accrued liabilities	(627)	(297)
Accrued compensation and benefits	21	58
Customer prepayments	76	(270)
Net cash flows provided by operating activities	642	142

Cash flows from investing activities:
Purchases of property and equipment	(65)	(439)
Payments on long term licenses	-	(25)
Net cash flows used in investing activities	(65)	(464)

Net change in cash and cash equivalents	577	(322)
Effect of exchange rate changes in cash	(6)	6
Cash and cash equivalents – beginning of period	3,136	3,727

Cash and cash equivalents – end of period	$3,707	$3,411

Cash paid for taxes	$7	$4
Cash paid for interest including loan fees	$4	$7

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 17, 2017.  The financial information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and which, in the opinion of management, are necessary to fairly present the results of the interim periods presented in order to make the condensed consolidated financial statements not misleading.

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

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business. The Company provides an allowance for doubtful accounts when appropriate, the amount of which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions on an individual customer basis. Normal accounts receivable are due 30 days after issuance of the invoice. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of $100 at both March 31, 2017 and December 31, 2016. Management believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on accounts receivable.

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

For the three months ended March 31, 2017, 397 options to purchase shares were excluded because inclusion of these shares would have been anti-dilutive. For the three months ended March 31, 2016 all options and warrants to purchase shares were excluded because the Company had a net loss and inclusion of these shares would have been anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three months ended March 31,
	2017	2016
Numerator:
Net income (loss)	$32	$(200)
Denominator:
Weighted average common shares outstanding - basic	4,796	4,783
Effect of dilutive stock options	4	-
Weighted average common shares outstanding - diluted	4,800	4,783
Basic income (loss) per common share	$0.01	$(0.04)
Diluted income (loss) per common share	$0.01	$(0.04)

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

Intangible Assets

The Company's intangible assets consist of customer lists, patents and licenses, are subject to amortization, and are as follows:

	March 31, 2017	December 31, 2016
Customer lists acquired	$784	$784
Patents and licenses	424	424
Less accumulated amortization	(1,064)	(1,051)
Total intangible assets, net	$144	$157

Intangible assets are amortized over their expected useful lives of four to fifteen years and their weighted average remaining life is two years. Amortization of intangible assets was $13 for both three-month periods ended March 31, 2017 and 2016. Estimated amortization expense of intangible assets for the years ending December 31, 2017, 2018, 2019, 2020, and thereafter is $53, $53, $40, $2, and $9, respectively.

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. There were no indicators of impairment for the three months ended March 31, 2017 and 2016.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that are developed solely to meet the Company’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. The Company did not capitalize any additional software development costs in the three months ended March 31, 2017 or 2016.

There was no capitalized software amortization expense for the three months ended March 31, 2017 and there was $34 in capitalized software amortization expense for the three months ended March 31, 2016.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based compensation at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Total stock-based compensation expense was $63 and $74 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was approximately $357 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Company’s 2004 Amended and Restated Long-Term Incentive Plan and 2014 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of three years.

There were no options to purchase shares of common stock issued during the three months ended March 31, 2017 or 2016.

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

New Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for the Company’s fiscal 2018, including interim periods within that reporting period. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently working through an adoption plan and has identified its revenue streams and completed a preliminary analysis of how it currently accounts for revenue transactions compared to the revenue accounting required under the new standard.  The Company intends to complete its adoption plan in fiscal 2017.  This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606, evaluation of the method of adoption and completion of a rollout plan for implementation of the new standard with affected functions in our organization.  Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.  The Company plans to adopt the new guidance beginning January 1, 2018.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets are classified as non-current in a classified statement of financial position. The new standard will be effective beginning in the first quarter of 2018. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015. The adoption of ASU 2015-17 did not have an impact on the Company’s consolidated balance sheet due to the full valuation allowance against the net deferred tax assets as of December 31, 2016 and 2015.

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

Accounts receivable concentration. Concentrations of credit risk with respect to trade accounts receivable are limited due to the dispersion of customers across different industries and geographic regions. At March 31, 2017 three customers accounted for 18%, 13%, and 10%, respectively, of accounts receivable, and at December 31, 2016 one customer accounted for approximately 11% of accounts receivable.

Sales concentration. For the three months ended March 31, 2017, two customers accounted for 13% and 11%, respectively, of the Company’s total revenue. For the three months ended March 31, 2016, one customer accounted for 13% of the Company’s total revenue.

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

Net revenues per geographic region, based on the billing location of the end customer, are summarized below.

	Three Months Ended March 31,
	2017		2016
	Revenues	Percent	Revenues	Percent
United States	$5,617	79%	$5,341	79%
Asia	160	2%	171	3%
Europe	1,010	14%	939	14%
Other International	327	5%	326	5%
Total Revenues	$7,115	100%	$6,777	100%

For the three months ended March 31, 2017 and 2016, no single foreign country accounted for 10% or more of net revenues.

4.	Related Party Transactions

Lease

Sajan leases its office space under an operating lease from River Valley Business Center, LLC (“RVBC”), a limited liability company that is owned by Shannon and Angela Zimmerman. The space consists of approximately 24,000 square feet. This lease agreement requires the Company to pay a minimum monthly rental plus certain operating expenses and expires in January 2022. Payment of rent under the lease is secured by goods, chattels, fixtures and personal property of the Company. Rent expense was $86 in both three-month periods ended March 31, 2017 and 2016.

5.	Credit Facility

In March 2012, the Company entered into a one-year revolving working capital line of credit with Silicon Valley Bank (“SVB”). In March 2013, the line of credit was replaced with a new credit facility (as amended from time to time, the “Credit Facility”) with SVB, which consisted of a two-year revolving working capital line of credit. On March 26, 2015, the maturity date of the Credit Facility was extended an additional two years to March 28, 2017 and the line of credit was increased up to a principal amount equal to the lesser of (a) $3,000 or (b) 85% of the aggregate amount of Sajan’s outstanding eligible accounts receivable, subject to customary limitations and exceptions. There was no outstanding balance as of March 31, 2017 and 2016 under the Credit Facility.

On April 12, 2017, the Company entered into an amendment (the “Amendment”) to the Credit Facility. The Amendment extended the maturity date of the Credit Facility to March 27, 2018. Additionally, the Amendment adjusted the interest rate provisions to provide that the unpaid principal amount borrowed under the Credit Facility accrues interest at a floating rate per annum equal to (a) one half of one percent (0.5%) above the “prime rate” published from time to time in the money rates section of the Wall Street Journal (the “Prime Rate”) when the liquidity ratio is greater than or equal to 1.75 to 1.0 and (b) one and three quarters of one percent (1.75%) above the Prime Rate when the liquidity ratio is less than 1.75 to 1.0. The interest rate floor remains set at four percent (4.0%) per annum. Additionally, the Amendment deletes the fee previously required to be paid based on the unused portion of the Credit Facility.

The Credit Facility is governed by the terms of an Amended and Restated Loan and Security Agreement, dated as of March 28, 2013, entered into by and between Sajan and SVB, as amended on March 26, 2015, May 5, 2015 and April 12, 2017 (as amended, the “A&R Loan Agreement”). The A&R Loan Agreement requires the Company to maintain a consolidated minimum tangible net worth of at least $4,000,000, increasing as of the last day of each fiscal quarter by an amount equal to 25% of the sum of (i) the Company’s net income for such quarter, (ii) any increase in the principal amount of the Company’s outstanding subordinated debt during such quarter, and (iii) the net amount of proceeds received by the Company in such quarter from the sale or issuance of equity securities. Losses in any quarter do not reduce the required tangible net worth. The Amendment also provides that following a permitted acquisition by the Company, the Company will no longer have to comply with the tangible net worth covenant; rather, the Company will be required to maintain, on a consolidated basis, EBITDA of at least $250,000 for the trailing six (6) month period ending on the last day of each month. The Company was in compliance with all covenants of the Credit Facility as of March 31, 2017.

The Credit Facility is secured by all of the Company’s domestic assets except for intellectual property (which the Company has agreed not to pledge to others), and the pledge of the Company’s equity interests in its foreign subsidiaries that are controlled foreign corporations (as defined in the Internal Revenue Code). The obligations under the A&R Loan Agreement are guaranteed on an unsecured basis by certain of Sajan’s subsidiaries.

6.	Options and Warrants

2014 Equity Incentive Plan

On June 12, 2014 the Company’s stockholders approved the 2014 Equity Incentive Plan as a replacement for the 2004 Amended and Restated Long-Term Incentive Plan. This plan allows the Company’s Board of Directors, or a committee of the Board, to grant awards to the Company’s employees (including its named executive officers), directors, and/or consultants of the Company and its affiliates. The awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights. A total of 375 shares were initially reserved for issuance under this plan. As of March 31, 2017, there are 195 shares of Company common stock reserved for issuance under this plan.

As of March 31, 2017, there were options to purchase a total of 463 shares outstanding with a weighted average exercise price of $4.80 per share.

7.	Income Taxes

The Company’s cumulative net operating loss available to offset future income for federal and state reporting purposes was $28,399 and $2,963, respectively, as of March 31, 2017.  Available research and development and foreign tax credit carry forwards at March 31, 2017 were $781. The difference between the amount of net operating loss carry forwards available for federal and state purposes is due to the fact that a substantial portion of the operating losses were generated in states in which the Company does not have ongoing operations. The Company's federal and state net operating loss carry forwards expire in various calendar years from 2016 through 2030 and the tax credit carry forwards expire in calendar years 2020 through 2028. Accordingly, income tax expense recognized during the three months ended March 31, 2017 and 2016 related only to annual state tax filings.

The Company’s policies with respect to the recording of deferred tax assets and liabilities have not changed in 2017. All balances and valuation allowances as of December 31, 2016 were evaluated and no changes were deemed necessary as of March 31, 2017.

8.	Legal Proceedings

The Company expenses legal costs as incurred. In the ordinary course of business, the Company is subject to legal actions, proceedings, and claims. As of the date of this report, management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on the Company’s financial condition or results of operations.

9.	Subsequent Event

On April 25, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amplexor USA Inc., a Delaware corporation (“Buyer”), and Amplexor Falcon, Inc., a Delaware corporation and a wholly-owned subsidiary of Buyer (“Merger Sub”).  Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company with the Company remaining as the surviving corporation (the “Surviving Corporation”) and a wholly-owned subsidiary of Buyer (the “Merger”). The Merger requires the approval of a majority of the issued and outstanding shares of common stock of the Company, and the Company expects to file with the Securities and Exchange Commission (“SEC”), and mail to stockholders, a proxy statement on Schedule 14A inviting stockholders to a special meeting to, among other things, consider and vote on a proposal to adopt the Merger Agreement and approve the Merger. The Company expects this vote to occur sometime in July 2017.

The Merger Agreement contains representations, warranties and covenants of the parties. Until the earlier of the termination of the Merger Agreement or the consummation of the merger, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal, which would require a termination fee of $1,500,000 to be paid to the Buyer.

For further information regarding the Merger, please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as our Current Report on Form 8-K filed on April 26, 2017 along with the Merger Agreement, which is attached as Exhibit 2.1 thereto. The foregoing description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements reflect the current view about future events.   When used in this Quarterly Report on Form 10-Q the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms, as they relate to Sajan, Inc. (the “Company,” “Sajan,” “we,” “us” or “our”), its subsidiaries or its management, identify forward-looking statements.   Our forward-looking statements in this report include, but are not limited to: (i) our intent to complete the Merger and the anticipated timing of doing so; (ii) our expectations regarding the satisfaction of closing conditions of the Merger; (iii) our intent to enhance current customer relationships and seek new customer opportunities; (iv) our expectations regarding the flow of business from our existing customers; (v) our beliefs regarding the strength of our business model; (vi) our beliefs regarding the demand for translation services and the industry in general; (vii) our expectations regarding future revenue growth; (viii) our estimates of operating expenses; (ix) our beliefs regarding the adequacy of our capital resources; and (x) our beliefs regarding financial and business trends relating to our financial condition and results of operations.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by the forward-looking statements.   Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions, and other factors relating to, among other things, our industry, operations and results of operations, and any businesses that we may acquire. These factors include:

•	the satisfaction of closing conditions for the Merger, including the receipt of affirmative votes of a majority of the issued and outstanding shares of our common stock approving the Merger and adopting the Merger Agreement;
•	the possibility that the Merger will not be completed, or if completed, not completed on a timely basis;
•	our rate of growth in the highly-fragmented global multilingual content delivery industry;
•	our ability to effectively manage our growth;
•	lack of acceptance of any existing or new solutions we offer;
•	our ability to continue increasing the number of our customers or the revenues we derive from our recurring revenue customers;
•	economic weakness and constrained globalization spending by businesses operating in international markets;
•	our ability to effectively develop new solutions that compete effectively with the solutions that our current and future competitors offer;
•	risk of increased regulation of the Internet and business conducted via the Internet;
•	availability of capital on acceptable terms to finance our operations and growth;
•	risks of conducting international commerce, including foreign currency exchange rate fluctuations, changes in government policies or regulations, longer payment cycles, trade restrictions, economic or political instability in foreign countries where we may increase our business, and reduced protection of our intellectual property;
•	our ability to add or integrate successfully sales and marketing, research and development, or other key personnel who are able to successfully sell or develop our solutions;
•	our ability to operate as a public company and comply with applicable disclosure and other requirements and to hire additional personnel with public company compliance experience; and
•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 17, 2017.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although our management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and the related notes included in our Annual Report Form on 10-K filed with the SEC on March 17, 2017.

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

Pending Merger with Amplexor

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

At the effective time of the Merger, each share of the Company’s common stock, par value $0.01 per share (the “Company Common Stock”), that is issued and outstanding immediately prior to the effective time of the Merger (other than shares held in the Company’s treasury immediately prior to the effective time of the Merger, which will be cancelled and retired without payment, and any dissenting shares) will be cancelled and converted into the right to receive the merger consideration of $5.83 per share in cash, without interest and subject to any applicable withholding taxes. Each option to acquire shares of Company Common Stock (each, a “Company Stock Option”) that is outstanding immediately prior to the effective time of the Merger, whether or not then vested or exercisable, will, by virtue of the Merger and without any action on the part of Buyer, Merger Sub, the Company, the holder of that Company Stock Option or any other person, immediately accelerate and vest and become exercisable and will be cancelled and converted into the right to receive from Buyer and the Surviving Corporation an amount in cash, without interest, equal to the product of (i) the aggregate number of shares of Company Common Stock subject to such Company Stock Option, multiplied by (ii) the excess, if any, of the per share merger consideration over the per share exercise price of such Company Stock Option, less any applicable tax withholding.

Among other closing conditions that are customary in transactions of this type, the closing of the Merger and related transactions is contingent upon the satisfaction or waiver of the following: (a) the holders of a majority of the outstanding shares of Company Common Stock must have adopted the Merger Agreement and approved the completion of the Merger at a special meeting of stockholders; (b) the Company must have received regulatory approvals, if any, required by applicable law to complete the Merger; (c) the Company must have entered into an amended and restated employment agreement with Shannon Zimmerman; and (d) there must not have occurred any event, change or effect that would, individually or in the aggregate, reasonably be expected to have a material adverse effect on the Company.

The Merger Agreement contains customary representations and warranties by the Company, Buyer and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company between signing and closing, restrictions on the Company regarding soliciting and responding to alternative business combination transactions, governmental filings and approvals, and other matters.

Subject to certain limited exceptions, the Merger Agreement prohibits the Company’s solicitation of proposals relating to alternative business combination transactions and restricts the Company’s ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction.

The Merger Agreement includes a remedy of specific performance for the Company, Buyer and Merger Sub. The Merger Agreement also contains termination rights for each of the Company and Buyer. Among those rights, the Company or Buyer may terminate the Merger Agreement if the Merger has not occurred on or before October 25, 2017 or if the stockholders of the Company do not adopt the Merger Agreement and approve the Merger at the special meeting.

The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited superior proposal, the Company will be required to pay a termination fee of $1,500,000 (the “Company Termination Fee”). A superior proposal is a bona fide written proposal made by a third party involving the direct or indirect acquisition pursuant to a tender offer, exchange offer, merger, consolidation or other business combination, of all or substantially all of the Company’s consolidated assets or a majority of the outstanding Company Common Stock, that the Company’s board of directors determines in good faith (after consultation with outside legal counsel and financial advisors) is more favorable from a financial point of view to the holders of Company Common Stock than the transactions contemplated by the Merger Agreement, taking into account (a) all financial considerations, (b) the identity of the third party making the superior proposal, (c) the anticipated timing, conditions (including any financing condition or the reliability of any debt or equity funding commitments) and prospects for completion of such superior proposal, (d) the other terms and conditions of such superior proposal and the implications thereof on the Company, including relevant legal, regulatory and other aspects of such superior proposal deemed relevant by the Company Board and (e) any revisions to the terms of the Merger Agreement and the Merger proposed by Buyer after receipt of the superior proposal. Any such termination of the Merger Agreement by the Company is subject to certain conditions, including the Company’s compliance with certain notice and other procedures set forth in the Merger Agreement, the entrance into a definitive agreement by the Company with a third party with respect to such alternative business combination transaction and payment of the Company Termination Fee by the Company to Buyer.

Under the terms of the Merger Agreement, the directors and officers of Merger Sub, in each case, immediately prior to the effective time of the Merger will, from and after the effective time, be appointed as the directors and officers, respectively, of the Surviving Corporation until their successors are duly elected or appointed and qualified or until their earlier death, resignation or removal in accordance with the certificate of incorporation and bylaws of the Surviving Corporation.

The board of directors of the Company and a special committee of independent directors of the board of directors of the Company, among other things, (i) declared the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement fair to and in the best interests of the Company and its stockholders, (ii) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, (iii) recommended that the Company’s stockholders approve the Merger and adopt the Merger Agreement and (iv) directed that the approval of the Merger and the adoption of the Merger Agreement be submitted to the stockholders of the Company.

Amplexor International S.A., the direct or indirect owner of all of the equity interests of Buyer and the Merger Sub has guaranteed all obligations and liabilities of any nature of Buyer under the Merger Agreement.

The foregoing summary of the material terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. The Merger Agreement has been provided solely to inform investors of its terms. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the Merger Agreement, and are intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, the representations, warranties and covenants in the Merger Agreement may have been qualified by disclosures not reflected in the text of the Merger Agreement and may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Buyer, Merger Sub or any of their respective subsidiaries or affiliates.

Additional Information and Where to Find It

In connection with the transaction, the Company expects to file with the Securities Exchange Commission (the “SEC”), and mail to stockholders, a proxy statement on Schedule 14A inviting stockholders to a special meeting to, among other things, consider and vote on a proposal to adopt the Merger Agreement and approve the Merger.  Stockholders are urged to carefully read these materials (and any amendments or supplements) and any other relevant documents that Sajan, Inc. files with the SEC when they become available because they will contain important information. These materials will be made available free of charge on the Company’s website at www.sajan.com/company/investor-relations/ when available. In addition, all of these materials (and all other materials filed by the Company with the SEC) will be available at no charge from the SEC through its website at www.sec.gov. Stockholders may also obtain free copies of the documents filed by the Company with the SEC by contacting the Company’s Corporate Secretary, Thomas P. Skiba, by mail at Sajan, Inc., 625 Whitetail Boulevard, River Falls, Wisconsin 54022 or by phone at (715) 426-9505.

Participants in the Solicitation

This Form 10-Q is neither a solicitation of a proxy, an offer to purchase nor a solicitation of an offer to sell shares of the Company. The Company and its directors, executive officers and certain other members of management and employees may be deemed to be participants in soliciting proxies from its stockholders in connection with the proposed Merger. Information regarding the Company’s directors and executive officers is set forth in the Company’s Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on April 28, 2017. Information regarding other persons who may, under the rules of the SEC, be considered to be participants in the solicitation of the Company’s stockholders in connection with the proposed Merger will be set forth in the proxy statement for the Company’s special stockholder meeting. Additional information regarding these individuals and Sajan’s directors and officers and any direct or indirect interests they may have in the proposed Merger will be set forth in the definitive proxy statement when and if it is filed with the SEC in connection with the proposed Merger.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Discussion of Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the three months ended March 31, 2017.

Results of Operations - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The major components of revenues, cost of revenues, operating expenses, other income (expense), and income tax expense are discussed below.

	Three Months Ended March 31,
Item	2017	2016	% Change (Period Over Period)
	(in thousands)	(in thousands)
Revenues	$7,115	$6,777	5%
Operating expenses:
Cost of revenues	4,397	4,290	2%
Sales and marketing	829	909	(9%)
Research and development	409	404	1%
General and administrative	1,304	1,217	7%
Depreciation and amortization	133	142	(6%)
Income (loss) from operations	43	(185)	123%
Other income (expense):
Interest	(4)	(7)	(43%)
Foreign currency	-	(4)	nm
Income tax expense	(7)	(4)	75%
Net Income (Loss)	$32	$(200)	116%

Revenues

Revenues totaled $7,115,000 in the first quarter of 2017 compared to $6,777,000 in the same period of 2016, an increase of 5%. All of the Company’s revenue is project oriented and thus subject to fluctuations due to the timing and nature of the translation needs of our customers. During the first quarter of 2017, the Company’s top twenty revenue producing clients grew in total by 13%. Twelve of these clients had overall revenue growth aggregating 61%, six had revenue declines aggregating 27%, and two were new clients that did not have revenue in the first quarter of 2016.

Operating Expenses

Cost of Revenues. Cost of revenues in the first quarter of 2017 increased $107,000, or 2%, compared to the same period in 2016.  As a percentage of revenues, cost of revenues was 62% of revenue in the first quarter of 2017 compared to 63% in the same period in 2016. Outside translator costs were 44% of revenues in the first quarter of 2017 compared to 46% in the same period last year. Translator costs can vary from quarter to quarter based on the specific language needs of our customers. The decline was due to internal efforts to reduce the rates we pay to outside translators and increased use of technology. Compensation costs for our internal operations personnel were 18% in both the first quarter of 2017 and 2016.

Sales and Marketing. Sales and marketing expense in the first quarter of 2017 decreased $80,000, or 9%, compared to the same period in 2016. As a percentage of revenues, sales and marketing expense was 12% in first quarter of 2017 compared to 13% in the same period last year. The decrease was primarily due to lower compensation costs, which relate to having fewer staff members in sales and marketing in 2017.

Research and Development.  Research and development expense in the first quarter of 2017 increased $5,000, or 1%, compared to the same period of 2016. As a percentage of revenues, research and development expense was 6% in the first quarter of both 2017 and 2016.

General and Administrative.  General and administrative expense in the first quarter of 2017 increased $87,000, or 7%, compared to the same period of 2016. For the same periods, as a percentage of revenues, general and administrative expense was 18% in both 2017 and 2016. The increase was due principally to $123,000 of legal and other costs related to the pending Merger with Amplexor. Also contributing to the increase was incentive compensation of $49,000 earned under the Company’s Short-Term Incentive Plan. The Short-Term Incentive Plan has been in existence since the fourth quarter of 2013 and rewards all eligible employees when the Company exceeds its pre-determined quarterly financial targets. There were no amounts paid in the first quarter of 2016 because the Company did not meet its financial target. These increases were offset by lower compensation costs due to a decrease in the number of staff and lower professional fees.

Depreciation and Amortization.   Depreciation and amortization expense in the first quarter of 2017 decreased $9,000, or 6%, compared to the same period in 2016. The decrease was a result of capitalized software development costs that became fully amortized in 2016, offset by higher depreciation expense due to increased fixed asset balances.

Income (Loss) from Operations

We had income from operations of $43,000 in the first quarter of 2017 compared to a loss from operations of $185,000 in the same period in 2016. The increase was a combination of the aforementioned 5% increase in revenues, lower translator cost rates, and decreased sales and marketing expenses. These improvements were partially offset by increased general and administrative expenses.

Interest Expense

Interest expense in the first quarter of 2017 was $4,000 compared to $7,000 in the same period of 2016. The decline was due to a decrease in interest and fees paid on our line of credit.

Income Tax Expense

Income tax expense in the first quarter of 2017 was $7,000 compared to $4,000 in the same period of 2016. The increase was due to additional state tax filings in the United States made during the quarter.

Non-GAAP Financial Measure – Adjusted EBITDA

	Three months ended March 31,
	2017	2016

Net income (loss)	$32	$(200)
Interest expense	4	7
Income taxes	7	4
Depreciation and amortization	133	142
Merger related costs	123	-
Stock-based compensation	63	74
Adjusted EBITDA	$362	$27

We calculate Adjusted EBITDA by taking net income (loss) calculated in accordance with GAAP, and adding interest expense, income taxes, depreciation and amortization, Merger-related costs, and stock-based compensation. We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure to compare our performance to that of prior periods for trend analyses and for budgeting and planning purposes. This measure is also used in financial reports prepared for management and our board of directors. We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies, many of which present similar non-GAAP financial measures to investors.

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three months ended March 31,
(amounts in thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$642	$142
Investing activities	(65)	(464)
Net increase (decrease) in cash	577	(322)
Effect of exchange rate changes in cash	(6)	(6)
Cash and equivalents, beginning of period	3,136	3,727
Cash and equivalents, end of period	$3,707	$3,411

Net Cash Provided by Operating Activities

The increase in the net cash generated in the first three months of 2017 compared to the first three months of 2016 was principally due to the positive impact of improved earnings, a decrease in accounts receivable and unbilled revenue offset by a decrease in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities in both periods relates principally to the purchase of property and equipment.

Sources of Capital

In both periods presented, our principal source of liquidity was our cash and cash equivalents and our funds generated from the operations of the business. As described in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we also have a credit facility with Silicon Valley Bank which allows us to borrow up to the lesser of $3,000,000 or 85% of our outstanding eligible accounts receivable. As of March 31, 2017, the credit facility did not have an outstanding balance and we were in compliance with all the credit facility’s covenants.

Uses of Capital

Our primary uses of capital in the first three months of 2017 were to fund our operations and working capital needs and to make investments in equipment and technology. We intend to utilize our cash and cash equivalents as well as our funds generated from operations to support our business, including investing in technology, increasing our sales and marketing activities both domestically and internationally, and enhancing Transplicity, our translation management system.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2017 there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We may be subject to legal actions, proceedings and claims in the ordinary course of business. As of the date of this report, management is not aware of any undisclosed actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 17, 2017, other than the following:

We will be subject to business uncertainties while the Merger with Amplexor is pending.

Uncertainty about the effect of the Merger may impact our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and other third parties to seek to modify their business relationships with us. Although we intend to take steps designed to reduce any adverse effects from the pending Merger, these steps may be ineffective in addressing uncertainties arising from the Merger. If we are unable to attract or retain qualified employees, or if customers terminate or otherwise seek to modify their relationships with us, it could adversely affect our business, financial condition and results of operations. In addition, integration planning could place a significant burden on management, employees and other internal resources, which could otherwise have been devoted to pursuing other business opportunities.

Failure to complete the Merger could negatively impact our business, financial condition, results of operations or our stock price.

The completion of the Merger is subject to a number of conditions, including stockholders approving the Merger and adopting the Merger Agreement and the absence of a material adverse effect on us. These and other conditions to the completion of the Merger may delay or preclude our ability to consummate the Merger. If the Merger is not completed, whether due to the failure to satisfy the required closing conditions or otherwise, we will be subject to several risks, including:

•	a decline in the trading price of our common stock, which may currently reflect the market’s expectation that the Merger will be consummated;
•	certain of our executive officers, employees and/or directors may seek other opportunities;
•	the incurrence of substantial transaction costs, without realizing the potential benefits of the Merger; and
•	failure to realize certain business strategies or opportunities due to compliance with certain restrictions in the Merger Agreement with respect to the conduct of our business prior to the completion of the Merger.

If the Merger is not completed, these risks may materialize and materially and adversely affect our stock price, as well as our business, financial condition and results of operations.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Merger.

The Merger Agreement contains provisions that may discourage or make it difficult for us to entertain a proposal from another party for the acquisition of Sajan. Subject to certain limited exceptions, the Merger Agreement prohibits our solicitation of proposals relating to alternative business combination transactions and restricts our ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction. In addition, we would be required to pay a termination fee of $1.5 million to Amplexor if the Merger Agreement is terminated under specified circumstances, including termination by us to accept and enter into a definitive agreement with respect to an unsolicited superior proposal, as defined in the Merger Agreement.

These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of Sajan, even one that may be deemed to be of greater value than the Merger to our stockholders and other stakeholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered. In addition, our business, financial condition or results of operations could be significantly impaired if we are required to pay a termination fee to Amplexor in connection with a termination of the Merger Agreement.

Stockholder litigation challenging the proposed Merger may prevent the Merger from being completed within the anticipated timeframe.

Stockholder litigation challenging the proposed Merger may delay completion of the Merger in the expected timeframe or altogether. If the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. In addition, litigation challenging the Merger may result in significant defense costs and serve as a distraction to management and directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2017	Sajan, Inc.

	By:	/s/ Shannon Zimmerman
Shannon Zimmerman
Chief Executive Officer and President

	By:	/s/ Thomas Skiba
Thomas Skiba
Chief Financial Officer

Exhibit Index

Sajan, Inc.

Quarterly Report for the period ended March 31, 2017

2.1	Agreement and Plan of Merger dated April 25, 2017 by and among Sajan, Inc., Amplexor USA Inc., and Amplexor Falcon, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2017).

3.1	Certificate of Incorporation of the Company as amended through June 16, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed by MathStar Inc. with the SEC on August 3, 2005, Registration No. 333-127164 (“Registration Statement”)).

4.1	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014).

10.1	Second Amendment to Employment Agreement, between the Company and Thomas P. Skiba, dated January 5, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017).

10.2	Second Amendment to Employment Agreement, between the Company and Shannon Zimmernan, dated January 5, 2017 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017).

10.3	Third Amendment to Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank, entered into as of April 12, 2017 and effective as of March 27, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2017).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements (filed herewith).